Form 10-Q
period 1998-03-31
POCAHONTAS BANCORP INC
filed 1998-05-15
CIK 1051859

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   Form 10-Q

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-23969

                            POCAHONTAS BANCORP, INC.

                     DELAWARE                IRS Employer Identification
                                                  No. 71-0806097

                     Address                        Telephone Number
                     --------                       ----------------

               203 West Broadway                     (870)-892-4595
              Pocahontas, Arkansas  72455


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                          ---     ---
                                      Yes      No  X
                                          ---     ---

The registrant's Common Stock was issued on March 31, 1998, and commenced trading on April 1, 1998. There were 6,669,309 shares of Common Stock ($.01 par value) issued and outstanding as of March 31, 1998.

POCAHONTAS FEDERAL SAVINGS AND LOAN ASSOCIATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                      Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited):

    Condensed Consolidated Statements of Financial Condition at March 31,
      1998 and September 30, 1997                                                       1

    Condensed Consolidated Statements of Income for the Three and Six Months Ended
      March 31, 1998 and 1997                                                           2

    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
      March 31, 1998 and 1997                                                           3

    Notes to Condensed consolidated Financial Statements                                4

    Independent Accountants' Report                                                     5

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                           6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   9

PART II.  OTHER INFORMATION                                                            10

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------


                                            (Unaudited)
                                            March 31, 1998   September 30, 1997
ASSETS

Cash                                        $   7,322,966      $   2,805,273
Cash surrender value of life insurance          5,740,921          5,639,161
Investment securities held to maturity        192,541,903        200,552,569
Loans receivable, net                         175,135,493        159,690,201
Accrued interest receivable                     2,154,854          2,229,531
Premises and equipment, net                     2,767,119          1,804,832
Federal Home Loan Bank Stock, at cost          11,305,600         10,052,700
Other assets                                    3,712,341            642,947
                                            -------------      -------------

TOTAL ASSETS                                $ 400,681,197      $ 383,417,214
                                            =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                  $ 180,782,959      $ 143,354,096
  Federal Home Loan Bank Advances             119,480,000        190,601,038
  Securities sold under agreements to
   repurchase                                   1,593,927         20,685,000
  Deferred compensation                           711,589            947,186
  Stock subscription refunds payable           36,646,144                  -
  Accrued expenses and other liabilities        3,486,136          3,583,625
                                             ------------      -------------

            Total liabilities                 342,700,755        359,170,945

STOCKHOLDERS' EQUITY:
  Common stock                                     66,693             66,693
  Additional paid-in capital                   50,146,257         15,010,040
  Reduction for unallocated ESOP shares        (2,856,600)          (103,644)
  Retained earnings                            10,624,092          9,273,180
                                            -------------      -------------

            Total stockholders' equity         57,980,442         24,246,269
                                            -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 400,681,197      $ 383,417,214
                                            ==============     =============


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------

                                                             Three Months Ended                      Six Months Ended
                                                                  March 31,                               March 31,
                                                           1998               1997                 1998              1997
INTEREST INCOME:
  Loans receivable                                     $ 3,437,808        $ 2,918,389          $ 6,787,370       $ 5,778,990
  Investment securities                                  3,564,432          3,442,386            7,028,456         7,057,933
                                                       -----------        -----------          -----------       -----------
            Total interest income                        7,002,240          6,360,775           13,815,826        12,836,923

INTEREST EXPENSE:
  Deposits                                               2,078,047          1,312,379            3,864,465         2,631,412
  Borrowed funds                                         2,712,447          3,227,688            5,852,206         6,524,945
                                                       -----------        -----------          -----------       -----------
            Total interest expense                       4,790,494          4,540,067            9,716,671         9,156,357

NET INTEREST INCOME                                      2,211,746          1,820,708            4,099,155         3,680,566

PROVISION FOR LOAN LOSSES                                      -               30,000                  -              60,000
                                                       -----------        -----------          -----------       -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              2,211,746          1,790,708            4,099,155         3,620,566

OTHER INCOME:
  Dividends                                                173,561            156,282              317,469           329,830
  Fees and service charges                                 111,552             61,345              219,172           188,972
  Other                                                     76,464             97,531              136,409           149,262
                                                       -----------        -----------          -----------       -----------
            Total other income                             361,577            315,158              673,050           668,064
                                                       -----------        -----------          -----------       -----------
OPERATING EXPENSE:
  Compensation and benefits                                973,501            702,084            1,799,358         1,391,333
  Occupancy and equipment                                  143,758            136,221              269,529           296,348
  Deposit insurance premium                                 23,121              4,432               45,368            69,708
  Professional fees                                         82,818             55,977              124,785           137,649
  Data processing                                           74,485             60,862              137,090           124,328
  Advertising                                               56,673             42,434              111,751            90,921
  OTS assessment                                            23,327             23,238               46,193            45,929
  Other                                                    144,866             90,520              284,048           242,910
                                                       -----------        -----------          -----------       -----------
            Total operating expense                      1,522,549          1,115,768            2,818,122         2,399,126

INCOME BEFORE INCOME TAXES                               1,050,774            990,098            1,954,083         1,889,504
INCOME TAXES                                               382,965            347,903              707,729           663,297
                                                       -----------        -----------          -----------       -----------
NET INCOME                                             $   667,809        $   642,195          $ 1,246,354       $ 1,226,207
                                                       ===========        ===========          ===========       ===========
BASIC EARNINGS PER SHARE                               $      0.10        $      0.10          $      0.20       $      0.19
                                                       ===========        ===========          ===========       ===========
DILUTED EARNINGS PER SHARE                             $      0.10        $      0.09          $      0.18       $      0.18
                                                       ===========        ===========          ===========       ===========

See notes to condensed consolidated financial statements.

POCAHONTAS  BANCORP, INC



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31 (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                                        1998                 1997
OPERATING ACTIVITIES:
  Net income                                                        $ 1,246,354         $ 1,226,207
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation of premises and equipment                              141,891              97,179
    Amortization of deferred loan fees                                   62,666              49,693
    Provision for loan losses                                               -                60,000
    Net gain on sale of assets                                           (7,230)            (21,457)
    Cash surrender value of life insurance policies                    (101,760)           (103,713)
    Accrued interest receivable                                          74,677             295,520
    Other assets                                                     (3,069,393)             80,844
    Special SAIF premium payable                                            -              (937,000)
    Deferred compensation                                              (235,597)             (7,488)
    Other liabilities                                                     6,155             467,102
                                                                    -----------         -----------
            Net cash provided by operating activities                (1,882,237)          1,206,887
                                                                    -----------         -----------
INVESTING ACTIVITIES:
  Loan repayments and originations, net                             (15,500,728)         (8,576,791)
  Purchase of investment securities held to maturity                (11,252,900)         (1,918,684)
  Proceeds from maturities and principal repayments
    of investment securities held to maturity                        18,010,666          23,823,518
  Purchase of premises and equipment                                 (1,104,178)            (64,892)
                                                                    -----------         -----------
            Net cash provided (used) by investing activities         (9,847,140)         13,263,151
                                                                    -----------         -----------
FINANCING ACTIVITIES:
  Net increase in deposits                                           37,428,863           8,260,314
  Proceeds (repayments) of repurchase agreements                    (19,091,073)         10,860,000
  Net decrease in FHLB advances                                     (71,121,038)        (30,424,969)
  Stock subscription refunds payable                                 36,646,144                  -
  Proceeds from issuance of stock                                    32,730,640                  -
  Proceeds from exercise of stock options                                    -               42,711
  Dividends paid                                                       (346,466)           (333,059)
                                                                    -----------         -----------
            Net cash provided (used) by financing activities         16,247,070         (11,595,003)
                                                                    -----------         -----------
NET INCREASE IN CASH                                                  4,517,693           2,875,035
CASH AT BEGINNING OF PERIOD                                           2,805,273           2,046,135
                                                                    -----------         -----------
CASH AT END OF PERIOD                                               $ 7,322,966         $ 4,921,170
                                                                    ============        ===========



See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

   On March 31, 1998, in accordance with its plan of conversion and reorganization Pocahontas Bancorp, Inc. (the "Company") sold 3,570,750 shares of common stock at a price per share of $10.00. In addition, each of the 769,924 shares of common stock of Pocahontas Federal Savings & Loan Association (the "Bank"), held by public stockholders were exchanged for
   4.0245 shares of common stock of the Company in accordance with the Plan of Conversion and Agreement and Plan or Reorganization. At March 31, 1998 the Company had 6,669,309 outstanding shares of common stock. Financial information presented is for the Company, except for periods prior to conversion and reorganization, which are for the Bank, except for classifications within stockholders' equity in the condensed consolidated statement of financial condition and earnings per common share.

   The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Bank, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 1997. The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank. The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

2. EARNINGS PER COMMON SHARE

   The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share.

   For the three-month and six-month periods ended March 31, 1998, the weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

        ---------------------------------------------------------------------
                        Period                             Basic     Diluted
                                                           -----     -------
        ---------------------------------------------------------------------
        Three months ended March 31, 1998                6,383,649  6,827,569

        ---------------------------------------------------------------------
        Six months ended March 31, 1998                  6,383,649  6,827,569

        ---------------------------------------------------------------------
        Three months ended March 31, 1997                6,610,864  6,834,922

        ---------------------------------------------------------------------
        Six months ended March 31, 1997                  6,595,681  6,834,922

        ---------------------------------------------------------------------


3. DECLARATION OF DIVIDENDS

   On January 21, 1998, the Board of Directors declared a $0.056 per share (restated for the 4.0245 exchange rate) quarterly dividend for holders of record March 18, 1998.

                                *  *  *  *  *  *

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the "Company") as of December 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Pocahontas Federal Savings and Loan Association and subsidiaries as of September 30, 1997 (see Note 1 to the accompanying condensed consolidated financial statements), and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 30, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 1997, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Deloitte & Touche LLP

Little Rock, Arkansas
May 11, 1998

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

Financial Condition at March 31, 1998, as compared to September 30, 1997

Total assets increased $17.3 million or 4.5% to $400.7 million at March 31, 1998, as compared to $383.4 million at September 30, 1997. This increase was primarily due to an increase of $15.4 million, or 9.6%, in the loan portfolio. The growth in the loan portfolio was due to continued strong loan demand in the Company's local market.

Deposits increased $37.4 million or 26.0% to $180.8 million primarily due to the acquisition of deposits and premises and equipment of three branches located within the Bank's market area. As a result of this transaction, deposits increased $27.9 million. The remainder of the increase was due to increased activity within the Bank's market area.

FHLB advances decreased $71.1 million or 37.3%. This decrease was due to the increase in deposits discussed above and the new equity discussed below. The cash resulting from these transactions was used to repay FHLB advances.

Stock subscription refunds payable increased $36.6 million to $36.6 million due to oversubscriptions in the stock offering discussed below and the resulting requirement to refund such subscriptions. Funding for these refunds will come primarily from increases in FHLB advances.

The Company concluded its second step stock offering, as described in Note 1 to the condensed consolidated financial statements, on March 31, 1998 and raised approximately $33 million of new equity. The proceeds of such offering were used primarily to repay FHLB advances.

Results of Operations for the Three and Six Months Ended March 31, 1998 and 1997

For the three months ended March 31, 1998, the Bank had net income of $668,000 as compared to $642,000 for the three months ended March 31, 1997, an increase of $26,000 or 4.0%. The increase in net income was primarily attributable to an increase in net interest income after provision for loan losses of $421,000 or 23.5% and an increase in other income of $46,000 or 14.7%. The increase in net interest income was primarily due to a change in the Bank's asset/liability mix. See management's discussion of financial condition. The change in the Bank's asset/liability mix resulted in an increase in the net interest margin to 2.3% for the three months ended March 31, 1998 compared to 2.0% for the three months ended December 31, 1997 and an increase in the interest rate spread to 2.2% at March 31, 1998 compared to 1.8% at December 31, 1997.

The increase in net interest income was partially offset by an increase in operating expenses of $407,000 or 36.5%. The increase in operating expense was primarily attributable to an increase in compensation expense. Compensation expense increased due to an increase in number of personnel due to branches increasing 50% and due to increases in compensation resulting from changes in responsibility for certain employees.

For the six months ended March 31, 1998, the Bank had net income of $1,246,000 as compared to $1,226,000 for the six months ended March 31, 1997, an increase of $20,000 or 1.6%. The increase in net income was primarily attributable to an increase in net interest income after provision for loan losses of $478,000 or 13.2%. The increase in net interest income was partially offset by an increase in operating expenses of $419,000 or 17.5%. The increase in operating expenses for the six-month period were approximately the same as those for the three-month period discussed above.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. No provision for loan losses was made during the six month period ended March 31, 1998, compared to $60,000 for the same period in 1997. Management believes that the current allowance for loan loss is adequate to absorb possible loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.

                                                                March 31, 1998       September 30, 1997
                                                                --------------       ------------------
                                                                        (Dollars in thousands)
       Delinquent loans:
         Single family mortgage                                    $   807                $   422
         Other mortgage loans                                           53                      0
         Other loans                                                    57                     31
                                                                   -------                -------
               Total delinquent loans                                  917                    453

       Total real estate owned(1)                                       54                     17
                                                                   -------                -------
       Total non-performing assets                                     971                    470

       Total loans delinquent 90 days or more to net
         loans receivable                                             0.55%                  0.28%

       Total loans delinquent 90 days or more to total assets         0.23%                  0.12%

       Total nonperforming loans and REO to total assets              0.24%                  0.12%
       (1) Net of valuation allowances


It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due decreased $464,000 or 98.7% during the six month period ended March 31, 1998.

Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no longer than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank's average liquidity ratio during March 1998 was 11.4% compared to 5.17% during the month of September 1997. At March 31, 1998, the Bank was in compliance with all liquidity requirements.

At March 31, 1998, the Bank had outstanding loan commitments of $10.4 million. Funding of these commitments will be accomplished by utilizing cash resources from deposits, Federal Home Loan Bank advances and/or repurchase agreements, principal and interest payments from loans and investments.

The Bank utilizes Federal Home Loan Bank advances and/or repurchase agreements to leverage its capital to maximize earnings and to maintain a stable capital to asset ratio. At March 31, 1998, the Bank's capital to asset ratio exceeded all regulatory requirements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of qualitative and quantitative risks in the September 30, 1997 annual report. The risks identified in the annual report have been mitigated by the increase in core deposits and capital, see management's discussion and analysis of financial condition and results of operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings to which the Pocahontas Bancorp, Inc. or the Bank is a party or to which any of their property is subject. From time-to-time, the Bank is a party to various legal proceedings incident to its business.

Item 2.  Changes in Securities and Use of Proceeds

The Company's registration statement (No. 333-43143) on Form S-1 was declared effective on February 11, 1998. The offering commenced on February 23, 1998 and expired on March 18, 1998. Friedman, Billings, Ramsey & Co., Inc. was the managing underwriter in the offering. The sale in the offering of 3,570,750 the Company's $0.01 par value common shares closed on March 31, 1998 for gross proceeds of $35.7 million. Net of offering costs and expenses of $834,000, the offering generated net proceeds of $34.9 million. Of such proceeds, $2.9 million was in the form of a loan to the Company's bank subsidiary's ESOP for the purchase by the ESOP of 285,660 common shares in the offering, $16.0 million was infused as capital into the Company's bank subsidiary and the remainder was deposited in a non-interest bearing checking account at the subsidiary bank.
The Bank used the amount infused as capital and the deposits to repay FHLB advances.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The Bank convened its 1997 Annual Meeting of Stockholders on January 21, 1998. At the meeting, the stockholders of the Bank considered and voted on:

         1.   The election as directors of nominees listed below:

         2. The ratification of the appointment of Deloitte & Touche, LLP as auditors for the Bank for the fiscal year ending September 30, 1998.

The results of the election of directors are as follows:

                                                    For             Withheld
                                                    ---             --------

                 Skip Martin                     1,520,492             0
                 Charles R. Ervin                1,520,492             0
                 N. Ray Campbell                 1,520,492             0

The ratification of the engagement of Deloitte & Touche LLP was approved by a vote of 1,515,358 votes for, 5,000 against and 134 abstaining.

The Bank convened a special meeting of stockholders on March 20, 1998. At the meeting, the stockholders of the Bank considered and voted for the conversion and reorganization of the Pocahontas Federal Mutual Holding Company, the Bank's Mutual Holding Company. The conversion and reorganization was approved by a vote of 1,295,433 in favor and 1,200 against.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        POCAHONTAS FEDERAL BANCORP, INC.




Date:      May 12, 1998                /s/ Skip Martin
     ------------------------          ---------------------------------------
                                       Skip Martin
                                       President and Chief Executive Officer


Date:      May 12, 1998                /s/ James Edington
     ------------------------          ---------------------------------------
                                       James Edington
                                       Executive Vice President


Date:      May 12, 1998                /s/ Dwayne Powell
     ------------------------          ---------------------------------------
                                       Dwayne Powell
                                       Chief Financial Officer