Form 10-Q
period 1998-06-30
POCAHONTAS BANCORP INC
filed 1998-08-14
CIK 1051859

                      SECURITIES AND EXCHANGE COMMISSION


                           Washington, D. C.  20549

                                   Form 10-Q

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File # 0-23969
                            POCAHONTAS BANCORP, INC.


                     Delaware                       IRS Employer Identification
                                                           No. 71-0806097

                     Address                            Telephone Number
                     --------                           ----------------

               203 West Broadway                         (870)-892-4595
              Pocahontas, Arkansas  72455



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------     -------

The registrant's Common Stock was issued on March 31, 1998, and commenced trading on April 1, 1998. There were 6,685,283 shares of Common Stock ($.01 par value) issued and outstanding as of June 30, 1998.

                           POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements (unaudited):
    Consolidated Statements of Financial Condition at June 30, 1998 and
      September 30, 1997                                                      1
    Consolidated Statements of Income for the Three and Nine Months Ended
    June 30, 1998 and 1997                                                    2
    Consolidated Statements of Cash Flows for the Nine Months Ended
      June 30, 1998 and 1997                                                  3
    Notes to Consolidated Financial Statements                                4
   Independent Accountants' Report                                            7
  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                 8
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk        10
PART II.  OTHER INFORMATION                                                  11

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------

                                                    (Unaudited)
                                                   June 30, 1998  September 30, 1997
ASSETS
Cash                                               $   3,948,248    $   2,805,273
Cash surrender value of life insurance                 5,791,801        5,639,161
Trading securities                                     1,955,067                0
Investment securities held to maturity               187,516,961      200,552,569
Loans receivable, net                                187,268,964      159,690,201
Accrued interest receivable                            2,401,869        2,229,531
Premises and equipment, net                            2,652,466        1,804,832
Federal Home Loan Bank Stock, at cost                  9,910,100       10,052,700
Core deposit premium                                   1,863,236                0
Other assets                                           1,297,333          642,947
                                                   -------------    -------------
TOTAL ASSETS                                       $ 404,606,045    $ 383,417,214
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                         $ 171,386,362    $ 143,354,096
  Federal Home Loan Bank Advances                    169,595,000      190,601,038
  Securities sold under agreements to repurchase       1,250,000       20,685,000
  Deferred compensation                                  714,657          947,186
  Accrued expenses and other liabilties                3,205,891        3,583,625
                                                   -------------    -------------
            Total liabilities                        346,151,910      359,170,945

STOCKHOLDERS' EQUITY:
  Common stock                                            66,853           66,693
  Additional paid-in capital                          50,094,461       15,010,040
  Reduction for ESOP debt guaranty                    (2,856,600)        (103,644)
  Retained earnings                                   11,149,421        9,273,180
                                                   -------------    -------------
            Total stockholders' equity                58,454,135       24,246,269
                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 404,606,045    $ 383,417,214
                                                   =============    =============

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                           Three Months Ended               Nine Months Ended
                                                 June 30,                       June 30,
                                          1998             1997           1998            1997
INTEREST INCOME:
  Loans receivable                    $  3,643,303       3,076,444     10,430,673       8,855,434
  Investment securities                  3,417,091       3,516,348     10,445,547      10,574,281
                                      ------------    ------------   ------------    ------------
            Total interest income        7,060,394       6,592,792     20,876,220      19,429,715

INTEREST EXPENSE:
  Deposits                               1,977,883       1,600,484      5,842,348       4,231,896
  Borrowed funds                         2,289,319       3,111,007      8,141,525       9,635,952
                                      ------------    ------------   ------------    ------------
            Total interest expense       4,267,202       4,711,491     13,983,873      13,867,848

NET INTEREST INCOME                      2,793,192       1,881,301      6,892,347       5,561,867

PROVISION FOR LOAN LOSSES                        0               0              0          60,000
                                      ------------    ------------   ------------    ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              2,793,192       1,881,301      6,892,347       5,501,867

OTHER INCOME:
  Dividends                                146,560         146,301        464,029         476,131
  Fees and service charges                 127,908         108,654        347,080         297,626
  Loss on trading activity                 (44,933)             --        (44,933)             --
  Other                                     40,766          36,497        177,175         185,759
                                      ------------    ------------   ------------    ------------

            Total other income             270,301         291,452        943,351         959,516
                                      ------------    ------------   ------------    ------------

OPERATING EXPENSE:
  Compensation and benefits                998,750         702,913      2,798,108       2,094,246
  Occupancy and equipment                  164,258         128,436        433,787         424,784
  Deposit insurance premium                 23,094          18,732         68,462          88,440
  Professional fees                         46,995          51,478        171,780         189,127
  Data processing                           76,611          54,708        213,701         179,036
  Advertising                               62,017          46,426        173,768         137,347
  OTS assessment                            23,326          23,239         69,519          69,168
  Other                                    224,308         152,852        508,356         395,762
                                      ------------    ------------   ------------    ------------
            Total operating expense      1,619,359       1,178,784      4,437,481       3,577,910
                                      ------------    ------------   ------------    ------------
INCOME BEFORE INCOME TAXES               1,444,134         993,969      3,398,217       2,883,473
INCOME TAXES                               512,891         371,480      1,220,620       1,034,777
                                      ------------    ------------   ------------    ------------
NET INCOME                            $    931,243    $    622,489   $  2,177,597    $  1,848,696
                                      ============    ============   ============    ============
BASIC EARNINGS PER SHARE              $       0.15    $       0.09   $       0.35    $       0.28
                                      ============    ============   ============    ============
DILUTED EARNINGS PER SHARE            $       0.14    $       0.09   $       0.33    $       0.27
                                      ============    ============   ============    ============

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30 (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                                        1998               1997
OPERATING ACTIVITIES:
  Net income                                                   $     2,177,597    $     1,848,696
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation of premises and equipment                             256,544            147,965
    Amortization of deferred loan fees                                  83,041             49,693
    Amortization of premiums and discounts, net                       (193,433)           (85,556)
    Provision for loan losses                                               --             60,000
    Net (gain)loss on sale of assets                                   (60,597)           (21,457)
    Change in:
      Cash surrender value of life insurance policies                 (152,640)          (138,231)
      Net change in trading account                                 (1,955,067)                --
      Accrued interest receivable                                     (172,338)            85,886
      Other assets                                                    (654,386)           588,359
      Special SAIF premium payable                                          --           (937,000)
      Deferred compensation                                           (232,529)            24,018
      Other liabilities                                               (274,090)          (355,558)
                                                               ---------------    ---------------
            Net cash provided (used) by operating activities        (1,177,898)         1,266,815
                                                               ---------------    ---------------

INVESTING ACTIVITIES:
  Loan repayments and originations, net                            (27,601,207)       (16,109,250)
  Core deposit premium paid                                         (1,863,236)                --
  Purchase of investment securities held to maturity                (4,418,337)        (8,460,626)
  Proceeds from maturities and principal repayments
    of investment securities held to maturity                       17,789,978         27,211,603
  Proceeds from sale of real estate owned                                   --            136,161
  Purchase of premises and equipment                                (1,104,178)           (66,239)
                                                               ---------------    ---------------
            Net cash provided (used) by investing activities       (17,196,980)         2,711,649
                                                               ---------------    ---------------

FINANCING ACTIVITIES:
  Net increase in deposits                                          28,032,266         24,779,574
  Net increase (decrease) in repurchase agreements                 (19,435,000)        10,625,000
  Proceeds of FHLB advances                                      1,272,809,000      1,391,060,900
  Repayment of  FHLB advances                                   (1,293,815,038)    (1,429,480,568)
  Proceeds from stock offering, net of offering costs               32,639,004                 --
  Proceeds from exercise of stock options                               40,000             78,300
  Dividends paid                                                      (752,379)          (505,491)
                                                               ---------------    ---------------
            Net cash provided (used) by financing activities        19,517,853         (3,442,285)
                                                               ---------------    ---------------

NET INCREASE IN CASH                                                 1,142,975            536,179
CASH AT BEGINNING OF PERIOD                                          2,805,273          2,046,135
                                                               ---------------    ---------------
CASH AT END OF PERIOD                                          $     3,948,248    $     2,582,314
                                                               ===============    ===============

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

   On March 31, 1998, in accordance with its plan of conversion and reorganization Pocahontas Bancorp, Inc. (the "Company") sold 3,570,750 shares of common stock at a price per share of $10.00. In addition, each of the 769,924 shares of common stock of Pocahontas Federal Savings & Loan Association (the "Bank"), held by public stockholders were exchanged for
   4.0245 shares of common stock of the Company in accordance with the Plan of Conversion and Agreement and Plan or Reorganization. At March 31, 1998 the Company had 6,669,309 outstanding shares of common stock. Financial information presented is for the Company, except for periods prior to conversion and reorganization, which are for the Bank, and for classifications within stockholders' equity in the condensed consolidated statement of financial condition and earnings per common share.

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

   The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                    Three Months Ended                 Nine Months Ended
                                              ------------------------------------------------------------------
                                              June 30, 1998    June 30, 1997      June 30, 1998    June 30, 1997
                                              -------------    -------------      -------------    -------------
Total basic shares outstanding                  6,388,891        6,627,193          6,385,294        6,608,829
Add dilutive effect of unexercised options        146,162          200,376            146,162          200,376
                                              -----------      -----------        -----------      -----------

Total weighted average shares outstanding
for dilutive earnings per share calculation     6,535,053        6,827,569          6,531,456        6,809,205
                                              ===========      ===========        ===========      ===========

3. DECLARATION OF DIVIDENDS

   On May 13, 1998, the Board of Directors declared a $0.06 per share quarterly dividend for holders of record June 15, 1998.

4. CORE DEPOSIT PREMIUM

   On January 22, 1998, the Bank paid a $1.9 million premium for $27.9 million of deposits. This premium is being amortized over ten years which approximates the estimated life of the purchased deposits.

5. TRADING SECURITIES

   The Company allocated $2,000,000 to purchase marketable equity securities. Such securities were classified as trading and are carried at fair market value. The securities included in the trading account are primarily financial institution stocks.

6. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

   On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

   If certain conditions are met, a derivative may be specifically designated as
   (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

   The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

   For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

   For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

   For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.

   For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

   Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

   This Statement precludes designating a nonderivative financial instrument as a hedge of an asset, liability, unrecognized firm commitment, or forecasted transaction except that a nonderivative instrument denominated in a foreign currency may be designated as a hedge of the foreign currency exposure of an unrecognized firm commitment denominated in a foreign currency or a net investment in a foreign operation.

   In connection with the adoption of SFAS 133, on July1, 1998 the Company reclassified approximately $177.8 million of investment securities from the held to maturity portfolio to the available for sale portfolio. This resulted in an increase to investment securities of $4.6 million, an increase to deferred income tax liability of $1.7 million and an increase to stockholders' equity of $2.9 million. The other provisions of SFAS 133 did not have a material impact on the Company's financial statements.

                                *  *  *  *  *  *

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the "Company") as of June 30, 1998, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Little Rock, Arkansas
July 27, 1998

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

Financial Condition at June 30, 1998, as compared to September 30, 1997

General. The Company's total assets increased $21.2 million or 5.5% to $404.6 million at June 30, 1998, as compared to $383.4 million at September 30, 1997.

Loans receivable, net. Net loans receivable increased by $27.6 million or 17.6% to $187.3 million at June 30, 1998 from $159.7 million as of September 30, 1997. Growth in the loan portfolio was due to continued strong loan demand in the Company's local market.

Investment securities held to maturity. Investment securities held to maturity decreased $13.0 million, or 6.5%, to $187.5 million at June 30, 1998 from $200.6 million at September 30, 1997. The decrease in the Company's investment portfolio was due to principal prepayments and calls. Cash flow from investments was used to partially fund growth in net loans receivable.

Trading securities. Trading securities increased $2.0 million to $2.0 million at June 30, 1998. This increase is the result of investments in marketable equity securities. Such securities are classified as trading and are carried at fair value. As of June 30, 1998, the Company had recognized net losses of approximately $29,000 net of income tax.

Core deposit premium. Core deposit premium increased $1.9 million to $1.9 million at June 30, 1998 due to the purchase of the deposits of three branches located within the Company's market area. The Company is amortizing the premium over 10 years.

Deposits. Deposits increased $28.0 million or 19.6% to $171.4 million at June 30, 1998 from $143.4 million at September 30, 1997, primarily due to the acquisition of deposits and premises and equipment of three branches located within the Company's market area. As a result of this transaction, deposits increased $27.9 million. The cash obtained from the increase in deposits was used to repay Federal Home Loan Bank Advances.

Federal Home Loan Bank Advances and securities sold under agreements to repurchase. FHLB advances decreased $40.4 million or 19.1% to $170.9 million at June 30, 1998 from $211.3 million at September 30, 1997. This decrease was due to the increase in deposits discussed above and the sale of stock discussed below.

Stockholders' equity.   Stockholders' equity increased $34.2 million or 141.1%
to $58.5 million at June 30, 1998 from $24.3 million at September 30, 1997, primarily due to proceeds from a public stock offering which was completed March 31, 1998, and net income, net of dividends paid.

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 1998 and 1997

Overview. For the three-month periods ended June 30, 1998 and 1997, net income was $931,243 and $622,489, respectively. For the nine-month periods ended June 30, 1998 and 1997, net income was $2.2 million and $1.9 million, respectively.

Net interest income. For the three-month periods ended June 30, 1998 and 1997, net interest income increased approximately $900,000, or 48.5% to $2.8 million. For the nine-month periods ended June 30, 1998 and 1997, net interest income increased $1.3 million, or 23.2%, to $6.9 million. The increase in net interest income was due to the increase in net loans receivable, decrease in investment securities, increase in deposits and decrease in Federal Home Loan Bank advances and securities sold under agreements to repurchase (see discussion of changes in financial condition). The changes in the Company's asset/liability mix resulted in an increase in the Company's interest rate spread to 2.19% for the three months ended June 30, 1998 compared to 1.92% for the same period last year. The Company's strategy has been to utilize the run-off and principal pay-downs from investment securities to fund loan growth within the Company's local market. Such loans generally have higher yields than investment securities.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. No provision was made in the three month periods ended June 30, 1998 and 1997. No provision for loan losses was made during the nine-month period ended June 30, 1998, compared to $60,000 for the same period in 1997. Management believes that the current allowance for loan loss is adequate to absorb possible loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.

                                                                 June 30, 1998         September 30, 1997
                                                                 -------------         ------------------
                                                                        (Dollar in Thousands)
Delinquent loans:
  Single family mortgage                                             $  955                  $ 422
  Other mortgage loans                                                    0                      0
  Other loans                                                            69                     31
                                                                     ------                  -----
            Total delinquent loans                                    1,024                    453

Total real estate owned (1)                                              18                     17
                                                                     ------                  -----
Total non-performing assets                                           1,042                    470

Total loans delinquent 90 days or more to net
  loans receivable                                                     0.54%                  0.28%

Total loans delinquent 90 days or more to total assets                 0.25%                  0.12%

Total nonperforming loans and REO to total assets                      0.26%                  0.12%

(1) Net of valuation allowances

It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $571,000 or 126% during the nine-month period ended June 30, 1998.

Operating expense. For the three-month periods ended June 30, 1998 and 1997, operating expenses increased approximately $441,000, or 37.4%, to $1.6 million. For the nine-month periods ended June 30, 1998 and 1997, operating expenses increased approximately $860,000, or 24.0% to $4.4 million. The increase in operating expense was primarily attributable to an increase in compensation expense. Compensation expense increased due to an increase in number of personnel due to branches increasing 50% and due to increases in compensation resulting from responsibility changes for certain employees.

Year 2000. The Company has contacted its major service vendors and has received assurances that those computer services will properly function on January 1, 2000, the date that computer problems are expected to develop worldwide. Internally, the Company had determined that certain computer programs must be revised in advance of the year 2000. The Company does not believe that the costs associated with its actions will be material to the Company. The Company is working to develop a contingency plan, however, if a major vendor should be unable to fulfill it contractual obligation, the Company could experience material cost.

Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no longer than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank's average liquidity ratio during June 1998 was 11.23% compared to 5.17% during the month of September 1997. At June 30, 1998, the Bank was in compliance with all liquidity requirements.

At June 30, 1998, the Bank had outstanding loan commitments of $7.0 million. Funding of these commitments will be accomplished by utilizing cash resources from deposits, Federal Home Loan Bank advances and/or repurchase agreements, principal and interest payments from loans and investments.

The Bank utilizes Federal Home Loan Bank advances and/or repurchase agreements to leverage its capital to maximize earnings and to maintain a stable capital to asset ratio. At June 30, 1998, the Bank's capital to asset ratio exceeded all regulatory requirements.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        POCAHONTAS FEDERAL BANCORP, INC.


Date:
     -------------                 ----------------------------------------
                                   Skip Martin
                                   President and Chief Executive Officer

Date:
     -------------                 ----------------------------------------
                                   James Edington
                                   Executive Vice President

Date:
     -------------                 ----------------------------------------
                                   Dwayne Powell
                                   Chief Financial Officer