Form 10-K405
period 1998-09-30
POCAHONTAS BANCORP INC
filed 1998-12-29
CIK 1051859

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

     For the Fiscal Year Ended September 30, 1998

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to  ______________________


                           COMMISSION FILE #0-23969

                           POCAHONTAS BANCORP, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                UNITED STATES                                71-0806097
      -------------------------------                   ----------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)

              203 WEST BROADWAY, POCAHONTAS, ARKANSAS    72455
              ---------------------------------------    -----
              (Address of Principal Executive Offices)  Zip Code

                                (870) 892-4595
                        -------------------------------
                        (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                    --------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

     YES   X  .   NO      .
         -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     As of December 15, 1998, there were issued and outstanding 6,217,467 shares of the Registrant's Common Stock. Such shares were listed on the NASDAQ National Market System.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on December 15, 1998, was $40,957,008. This amount does not include shares held by the Employee Stock Ownership Plan of Pocahontas Federal Savings and Loan Association (the Registrant's subsidiary), by executive officers and directors, and by the Registrant or treasury stock.

                                    PART I

ITEM 1    BUSINESS
------    --------

GENERAL

     Pocahontas Bancorp, Inc. (the "Registrant" or the "Company") was organized in March 1998 to be the holding company for Pocahontas Federal Savings and Loan Association (the "Bank"), a federally chartered savings and loan association headquartered in Pocahontas, Arkansas. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Company is registered as a savings and loan holding company with the Office of Thrift Supervision ("OTS"). The Company's main office is located at 205 West Broadway, Pocahontas, Arkansas, and its telephone number is 870-892-4595.

     The Company was organized in conjunction with the mutual-to-stock conversion of the Bank's majority stockholder. Pocahontas Bancorp, MHC, a federal mutual holding company in March 1998. In this "second step" conversion, 3,570,750 shares of the Company's common stock were sold in a subscription and community offering at $10.00 per share, and the outstanding common stock of the Bank was exchanged for Company common stock at a ratio of 4.0245 to one. The consolidated financial statements of the Company set forth herein reflect net proceeds of approximately $34.8 million raised in conjunction with the second step offering.

     The Bank is a community-oriented savings institution headquartered in Pocahontas, Arkansas that operates eleven full-service offices in its market area consisting of Northeast Arkansas. The Bank is primarily engaged in the business of originating single family residential mortgage loans funded with deposits, Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase.

     The Bank's operations are affected by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. Deposit flows and the cost of interest-bearing liabilities ("cost of funds") to the Bank are affected by interest rates on competing investments and general market interest rates. Similarly, the Bank's loan volume and yields on loans and investment securities and the level of prepayments on such loans and investment securities are affected by market interest rates, as well as by additional factors affecting the supply of and demand for housing and the availability of funds.

     Based on the Bank's review of the Bank's internal bookkeeping practices and the Bank's conferences with its third party service companies, the Bank does not expect to incur significant additional bookkeeping, data processing or other expenses, and in particular the Bank does not expect to encounter significant difficulties with our data processing service provider, in connection with issues related to the upcoming millennium (that is, "Year 2000" issues).

At September 30, 1998, the Company and its affiliates employed 93 persons.

COMPETITION

     The Bank faces strong competition both in attracting deposits and in origination of loans. Competitors for deposits include thrift institutions, commercial banks, credit unions, money market funds, and other investment alternatives, such as mutual funds, full service and discount broker-dealers, brokerage accounts, and savings bonds or other government securities. Primary competitive factors include convenience of locations, variety of deposit or investment options, rates or terms offered, and quality of customer service.

     The Bank competes for mortgage loan originations with thrift institutions, banks and mortgage companies, including many large financial institutions which have greater financial and marketing resources available to them. Primary competitive factors include service quality and speed, relationships with builders and real estate brokers, and rates and fees.

     The Bank believes that it has been able to compete effectively in its principal markets, and that competitive pressures have not materially interfered with the Bank's ongoing operations.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Bank's net loan portfolio consists primarily of first mortgage loans collateralized by single-family residential real estate and, to a lesser extent, multifamily residential real estate, commercial real estate and agricultural real estate loans. At September 30, 1998, the Bank's net loan portfolio totaled $193.7 million, of which $163.9 million, or 84.6% were single-family residential real estate mortgage loans, $3.1 million, or 1.6% were multifamily residential real estate loans, $10.3 million, or 5.3%, were commercial real estate loans (including land loans), and $6.5 million, or 3.4%, were agricultural real estate loans. The remainder of the Bank's loans at September 30, 1998 included commercial business loans (i.e., crop production, equipment and livestock loans) which totaled $8.5 million, or 4.4%, of the Bank's total net loan portfolio as of September 30, 1998. Other loans, including automobile loans and loans collateralized by deposit accounts totaled $7.1 million, or 3.7%, of the Bank's net loan portfolio as of September 30, 1998.

ANALYSIS OF LOAN PORTFOLIO

     Set forth below is selected data relating to the composition of the Bank's loan portfolio, including loans held for sale, by type of loan as of the dates indicated.


                                                                           AT SEPTEMBER 30
                                 --------------------------------------------------------------------------------------------------
                                        1998                1997               1996                  1995                1994
                                 -----------------   -----------------    -----------------   -----------------   -----------------
                                  AMOUNT   PERCENT    AMOUNT   PERCENT     AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                 --------  -------   --------  -------    --------  -------   --------  -------   --------  -------
(Dollars in Thousands)
Real estate loans:
  Single-family residential      $163,895     84.6%  $138,539     86.8%   $118,291     86.4%  $100,100     86.0%  $ 88,725     86.0%
  Multifamily residential           3,124      1.6      1,600      1.0       4,729      3.5      3,500      3.0      3,673      3.5
  Agricultural                      6,532      3.4      4,654      2.9       4,552      3.3      3,995      3.4      4,519      4.3
  Commercial                       10,268      5.3      9,606      6.0       6,703      4.9      5,246      4.5      4,781      4.6
                                 --------   ------   --------   ------    --------   ------   --------   ------   --------   ------

    Total real estate loans       183,819     94.9    154,399     96.7     134,275     98.1    112,841     96.9    101,698     96.7

Other loans:
  Savings account loans             1,161      0.6      1,015      0.6         886      0.6        896      0.8        893      0.9
  Commercial business (1)           8,568      4.4      6,533      4.1       5,729      4.2      4,466      3.8      3,736      3.6
  Other (2)                         5,943      3.1      2,716      1.7       1,913      1.4      2,137      1.9      1,353      1.3
                                 --------   ------   --------   ------    --------   ------   --------   ------   --------   ------

    Total other loans              15,672      8.1     10,264      6.4       8,528      6.2      7,499      6.5      5,982      5.8
                                 --------   ------   --------   ------    --------   ------   --------   ------   --------   ------

    Total loans receivable        199,491    103.0    164,663    103.1     142,803    104.3    120,340    103.4    107,680    103.4

Less:
  Undisbursed loan proceeds         3,655      1.9      2,815      1.8       3,715      2.7      1,942      1.7      1,611      1.5
  Unearned discount and net
    deferred loan fees                424      0.2        467      0.3         482      0.4        594      0.5        656      0.6
  Allowance for loan losses         1,684      0.9      1,691      1.0       1,734      1.3      1,357      1.2      1,330      1.3
                                 --------   ------   --------   ------    --------   ------   --------   ------   --------   ------

    Total loans receivable, net  $193,728    100.0%  $159,690    100.0%   $136,872    100.0%  $116,447    100.0%  $104,083    100.0%
                                 ========   ======   ========   ======    ========   ======   ========   ======   ========   ======

____________________________________
(1) Includes crop-production loans, livestock loans and equipment loans.
(2) Includes second mortgage loans, unsecured personal lines of credit and automobile loans.

     Loan Maturity Schedule. The following table sets forth certain information as of September 30, 1998, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                                           BEYOND
                                WITHIN        1-3         3-5      5-10         10-20       20
                                1 YEAR       YEARS       YEARS     YEARS        YEARS      YEARS       TOTAL
                                -------     -------     -------    ------      -------     ------     --------
                                                              (IN THOUSANDS)
Fixed rate loans                $ 6,374     $ 8,249     $17,211    $5,534      $24,475     $9,460     $ 71,303
Variable rate loans              43,008      46,705      37,600       875            -          -      128,188
                                -------     -------     -------    ------      -------     ------     --------
    Total                       $49,382     $54,954     $54,811    $6,409      $24,475     $9,460     $199,491
                                =======     =======     =======    ======      =======     ======     ========

     The following table sets forth at September 30, 1998, the dollar amount of all fixed rate and adjustable rate loans due after September 30, 1999.


                                                            FIXED          ADJUSTABLE          TOTAL
                                                       -------------    -------------     --------------
                                                                        (IN THOUSANDS)
Single-family residential                                    $41,427          $84,116           $125,543
Multifamily residential                                          821            1,064              1,885
Agricultural                                                   9,333                -              9,333
Commercial                                                     8,331                -              8,331
Other                                                          5,017                -              5,017
                                                             -------          -------           --------
Total                                                        $64,929          $85,180           $150,109
                                                             =======          =======           ========

     Single-Family Residential Real Estate Loans. The Bank's primary lending activity is the origination of single-family, owner-occupied, residential mortgage loans collateralized by properties located in the Bank's market area. The Bank generally does not originate single-family residential loans collateralized by properties outside of its market area. At September 30, 1998, the Bank had $163.9 million, or 84.6%, of its total net loan portfolio invested in single-family residential mortgage loans, substantially all of which were collateralized by properties located in the Bank's market area or in counties contiguous with the Bank's market area.

     The Bank's single-family, fixed rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans for resale in the secondary mortgage market. The Bank generally retains adjustable rate mortgage ("ARM") loans that it originates. Whether the Bank can or will sell fixed rate loans, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank's current interest rate gap position. At September 30, 1998 and 1997, loans held for sale were insignificant. During the fiscal years ended September 30, 1998, 1997 and 1996, the Bank sold into the secondary market $4.3 million, $2.2 million, and $1.3 million, respectively, of single-family, fixed rate, residential mortgage loans, generally from current period originations. The Bank generally does not retain the servicing rights on loans it has sold.

     The Bank currently offers single-family residential mortgage loans with terms typically ranging from 10 to 30 years, and with adjustable or fixed interest rates. Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. Accordingly, estimates of the average length of single-family loans that remain outstanding cannot be made with any degree of accuracy.

     Originations of fixed-rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed rate loans to ARM loans. However, management's strategy is to emphasize ARM loans, and the Bank has been successful in maintaining a level of ARM loan originations acceptable to management.

     The Bank's fixed rate loans are currently originated with terms ranging from 10 to 30 years and amortize on a monthly basis with principal and interest due each month. Generally, fixed rate loans are sold in the secondary market.

     The Bank's ARM loans are generally for terms of 30 years, with interest rates that adjust annually. The Bank establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. The Bank's current index on its ARM loans is the one-year constant maturity treasury ("CMT") rate for one-year ARM loans, a three-year CMT rate for three-year ARM loans, and a five-year CMT rate for five-year ARM loans, plus a range of margin of 225 to 300 basis points, subject to change based on market conditions. The Bank determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated.

     The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Bank's credit risk associated with its ARM loans is reduced because of the lifetime interest rate adjustment limitations on such loans. However, interest rate caps and the changes in the CMT rate, which is a lagging market index to which the Bank's ARM loans are indexed, may reduce the Bank's net earnings in a period of rising market interest rates.

     The Bank's single-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed rate mortgage loan portfolio.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and a lower percentage for other real estate loans, depending on the type of loan. The Bank's lending policies limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 90% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Bank generally requires fire and casualty insurance, as well as title insurance regarding good title, on all properties securing real estate loans made by the Bank.

     Multifamily Residential Real Estate Loans. Although the Bank does not emphasize multifamily residential loans and has not been active recently in this area, the Bank has originated loans collateralized by multifamily residential real estate. Such loans constituted approximately $3.1 million, or 1.6% of the Bank's total net loan portfolio on September 30, 1998, compared to $1.6 million, or 1.0%, of the Bank's total net loan portfolio at September 30, 1997, $4.7 million, or 3.5%, of the Bank's total net loan portfolio at September 30, 1996, $3.5 million, or 3.0%, of the total net loan portfolio at September 30, 1995, and $3.7 million, or 3.5%, of the total net loan portfolio as of September 30, 1994. The Bank's multifamily real estate loans are primarily collateralized by
multifamily residences, such as apartment buildings.   Multifamily residential
real estate loans are offered with fixed and adjustable interest rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed interest rate loans generally have five-to-seven-year terms with a balloon payment based on a 15 to 25 year amortization schedule.

     Loans collateralized by multifamily real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and carry individually larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans collateralized by multifamily real estate typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Agricultural Real Estate Loans. In recent years the Bank has increased its originations of agricultural real estate loans for the purchase of farmland in the Bank's market area. Loans collateralized by farmland constituted approximately $6.5 million, or 3.4%, of the Bank's total net loan portfolio at September 30, 1998, compared to $4.7 million, or 2.9%, $4.6 million, or 3.3%, $4.0 million, or 3.4%, and $4.5 million, or 4.3%, of the Bank's total net loan portfolio at September 30, 1997, 1996, 1995, and 1994, respectively.

     Agricultural mortgage loans have various terms up to 10 years with a balloon payment based on a 20-year amortization schedule. Such loans are originated with fixed rates and generally include personal guarantees. The loan-to-value ratio on agricultural mortgage loans is generally limited to 75%. The Bank earns higher yields on agricultural mortgage loans than on single-family residential mortgage loans. Agricultural related lending, however, involves a greater degree of risk than single-family residential mortgage loans because of the typically larger loan amounts and a somewhat more volatile market. In addition, repayments on agricultural mortgage loans are substantially dependent on the successful operation or management of the farm property collateralizing the loan, which is affected by many factors, such as weather and changing market prices, outside the control of the borrower.

     Commercial Real Estate Loans. Loans collateralized by commercial real estate, including land loans, constituted approximately $10.3 million, or 5.3% of the Bank's total net loan portfolio at September 30, 1998, compared to $9.6 million, or 6.0%, $6.7 million, or 4.9%, $5.2 million, or 4.5%, and $4.8 million, or 4.6% of the Bank's total net loan portfolio at September 30, 1997, 1996, 1995, and 1994, respectively. The Bank's commercial real estate loans are collateralized by improved property such as office buildings, churches and other nonresidential buildings. At September 30, 1998, substantially all of the Bank's commercial real estate loans were collateralized by properties located within the Bank's market area.

     Commercial real estate loans currently are offered with fixed rates only and are structured in a number of different ways depending upon the circumstances of the borrower and the nature of the project. Fixed rate loans generally have five-to-seven year terms with a balloon payment based on a 15 to 25 year amortization schedule.

     Loans collateralized by commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans collateralized by commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Other Loans. The Bank originates various consumer loans, including automobile, deposit account loans and second mortgage loans, principally in response to customer demand. As of September 30, 1998, such loans totaled $7.1 million, or 3.7% of the Bank's total net loan portfolio as compared to $3.7 million, or 2.3%, $2.8 million, or 2.0%, $3.0 million, or 2.7%, and $2.2 million, or 2.2 % of the Bank's total net loan portfolio as of September 30, 1997, 1996, 1995, and 1994, respectively. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

     In recent years, the Bank has emphasized the origination of commercial business loans, which principally include agricultural-related commercial loans to finance the purchase of livestock, cattle, farm machinery and equipment, seed, fertilizer and other farm-related products. Such loans comprised $8.6 million, or 4.4% of the Bank's total net loan portfolio at September 30, 1998, as compared to $6.5 million, or 4.1%, $5.7 million, or 4.2%, $4.5 million, or 3.8%, and $3.7 million, or 3.6% of the Bank's total net loan portfolio as of September 30, 1994.

     As with agricultural real estate loans, agricultural operating loans involve a greater degree of risk than residential mortgage loans because the payments on such loans are dependent on the successful operation or management of the farm property for which the operating loan is utilized. See "Agricultural Real Estate Loans" for the various risks associated with agricultural operating loans.

     Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Bank's originations, purchases and sales of loans and mortgage-backed securities for the periods indicated.


                                                                              YEAR ENDED SEPTEMBER 30
                                                                    ------------------------------------------------
                                                                      1998      1997      1996      1995      1994
                                                                    --------  --------  --------  --------  --------
                                                                                     (In Thousands)
Total loans receivable, net at beginning of year                    $159,690  $136,872  $116,447  $104,083  $100,695
Loans originated:
  Real estate:
    Single-family residential                                         66,988    49,215    48,568    28,295    21,046
    Multifamily residential                                              100        93         -         -         -
    Commercial                                                         2,010     3,467       299       552       667
    Agricultural                                                       3,429     2,863     1,596     1,654     1,648
Other:
  Commercial business                                                  7,593     6,697     5,743     4,510     3,254
  Savings account loans                                                  908       926       826       682       688
  Other                                                                4,162     2,684     2,023     1,630     1,348
                                                                    --------  --------  --------  --------  --------
    Total loans originated                                            85,190    65,945    59,055    37,323    28,651

Loans purchased                                                            -         -         -       385        72
Loans sold                                                            (4,287)   (2,156)   (1,371)     (900)     (311)
Loans transferred to REO                                                (129)     (294)     (233)      (88)     (468)
Loans to facilitate the sale of REO                                        -      (349)     (145)     (205)     (472)
Loan repayments                                                      (46,478)  (40,004)  (36,470)  (24,350)  (23,961)
Other loan activity (net)                                               (258)     (324)     (411)      199      (123)
                                                                    --------  --------  --------  --------  --------
    Total loans receivable, net at end of year                      $193,728  $159,690  $136,872  $116,447  $104,083
                                                                    ========  ========  ========  ========  ========
Mortgage-backed securities, net at beginning of year                $168,836  $179,359  $163,287  $121,925  $ 48,830
Purchases                                                                  -         -    38,430    50,176    90,270
Sales                                                                      -         -   (10,020)        -         -
Fair value adjustment                                                  2,474         -         -         -         -
Repayments                                                           (19,598)  (10,669)  (13,575)   (8,978)  (17,270)
Discount amortization                                                    258       146     1,237       164        95
                                                                    --------  --------  --------  --------  --------
Mortgage-backed and related securities, net at end of year          $151,970  $168,836  $179,359  $163,287  $121,925
                                                                    ========  ========  ========  ========  ========

Total loans receivable, net, and mortage-backed
  and related securities, net, at end of year                       $345,698  $328,526  $316,231  $279,734  $226,008
                                                                    ========  ========  ========  ========  ========

     Loans to One Borrower. The maximum loans that a savings association may make to one borrower or a related group of borrowers is 15% of the savings association's unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is collateralized by readily marketable collateral (generally, financial instruments and bullion, but not real estate).

ASSET QUALITY

     When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Depending upon the type of loan, late notices are sent and/or personal contacts are made. In most cases, deficiencies are cured promptly. While the Bank generally prefers to work with borrowers to resolve such problems, when a mortgage loan becomes 90 days delinquent, the Bank generally institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank generally does not accrue interest on loans past due 90 days or more.
Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. REO is initially recorded at its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in estimated fair value is charged to operations.

     The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank at the dates indicated.

                                                                                             AT SEPTEMBER 30
                                                                             --------------------------------------------------
                                                                              1998       1997       1996       1995       1994
                                                                             ------     ------     ------     ------     ------
                                                                                          (DOLLARS IN THOUSANDS)
Nonperforming loans:
  Single-family residential real estate                                      $2,240     $  422     $  766     $  409     $  253
  All other mortgage loans                                                       15                   195         32        178
  Other loans                                                                    41         31         62         55         66
                                                                             ------     ------     ------     ------     ------
    Total delinquent loans                                                    2,296        453      1,023        496        497
Total real estate owned                                                          16         17        111        190        130
                                                                             ------     ------     ------     ------     ------
    Total nonperforming assets                                               $2,312     $  470     $1,134     $  686     $  627
                                                                             ======     ======     ======     ======     ======

Total loans delinquent 90 days or more
  to net loans receivable                                                      1.19%      0.28%      0.74%      0.43%      0.48%

Total loans delinquent 90 days or more
  to total assets                                                              0.56%      0.12%      0.27%      0.14%      0.16%

Total nonperforming loans and REO
  to total assets                                                              0.57%      0.12%      0.30%      0.20%      0.20%

     Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management.
Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal regulators, who can order the establishment of additional general or specific loss allowances.

     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                                            SEPTEMBER 30,
                                                 1998            1997            1996            1995            1994
                                                ------          ------          ------          ------          ------
                                                                         (DOLLARS IN THOUSANDS)
Substandard assets                              $2,572          $1,640          $3,515          $3,074          $3,991
Doubtful assets                                     18               -               -               -              26
Loss assets                                          -              25              89             155             212
                                                ------          ------          ------          ------          ------

    Total classified assets (1)                 $2,590          $1,665          $3,604          $3,229          $4,229
                                                ======          ======          ======          ======          ======

(1) With respect to assets classified "doubtful" and "loss," the Bank has established aggregate specific loan loss reserves of $0, $25,000 $89,000, $155,000, and $212,000 (in actual dollars) for the years ended September 30, 1998, 1997, 1996, 1995, and 1994, respectively.


     Allowance for Loan Losses. It is management's policy to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans for which full collection of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience, and in part based on specified percentages of loan balances. While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to capital, subject to a limitation of 1.25% of risk-based assets, in computing risk-based capital under OTS regulations.

     During the fiscal year ended September 30, 1998, 1997, 1996, 1995, and 1994, the Bank added $0, $60,000, $411,200, $0, and $0, respectively, to its allowance for loan losses. The Bank's allowance for loan losses totaled $1.7 million, $1.7 million, $1.7 million, $1.4 million, and $1.3 million at September 30, 1998, 1997, 1996, 1995, and 1994, respectively.

     Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                           YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------------
                                                         1998          1997         1996           1995          1994
                                                       --------      --------      --------      --------      --------
                                                                                (IN THOUSANDS)
Total loans outstanding                                $199,491      $164,663      $142,803      $120,340      $107,680
Average net loans outstanding                           176,295       147,316       124,609       109,658       102,368

Allowance balances (at beginning of year)              $  1,691      $  1,734      $  1,357      $  1,330      $  1,349
Provision for losses:
  Real estate loans                                           -            30             -             -             -
  Other loans                                                 -            30           411             -             -
Charge-offs:
  Real estate loans                                          (7)          (11)          (17)          (19)          (19)
  Other loans                                                 -           (93)          (32)           (4)            -
Recoveries:
  Real estate loans                                           -             1            15            50             -
  Other loans                                                 -             -             -             -             -
                                                       --------      --------      --------      --------      --------
Allowance balance (at end of year)                     $  1,684      $  1,691      $  1,734      $  1,357      $  1,330
                                                       ========      ========      ========      ========      ========

Allowance for loan losses as a percent
  of total loans receivable at end of year                 0.84%         1.03%         1.21%         1.13%         1.24%
Net loans charged off as a percent
  of average net loans outstanding                         0.00%         0.07%         0.04%        (0.02)%        0.02%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year                                          73.34%       373.45%       169.50%       273.59%       267.60%
Ratio of allowance for loan losses to
  total nonperforming loans and
  REO at end of year                                      72.84%       359.79%       152.91%       197.81%       212.12%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                1998                    1997                 1996                  1995                 1994
                          -------------------  --------------------  -------------------  --------------------  -------------------
                                   % OF LOANS            % OF LOANS           % OF LOANS            % OF LOANS           % OF LOANS
                                    IN EACH               IN EACH              IN EACH               IN EACH              IN EACH
                                  CATEGORY TO           CATEGORY TO          CATEGORY TO           CATEGORY TO          CATEGORY TO
                          AMOUNT  TOTAL LOANS  AMOUNT   TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT   TOTAL LOANS  AMOUNT  TOTAL LOANS
                          ------- -----------  -------  -----------  ------  -----------  -------  -----------  ------- -----------
Balance at end of period
  applicable to:
    Mortgage loans         $  958        94.9%  $  927         96.7% $  903         93.9%  $  894         93.8%  $  863        94.4%
    Non-mortgage loans        726         5.1      764          3.3     831          6.1      463          6.2      467         5.6
                           ------      ------   ------       ------  ------       ------   ------       ------   ------      ------

    Total allowance for
      loan losses          $1,684       100.0%  $1,691        100.0% $1,734        100.0%  $1,357        100.0%  $1,330       100.0%
                           ======      ======   ======       ======  ======       ======   ======       ======   ======      ======

INVESTMENT ACTIVITIES

     Mortgage-Backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multifamily mortgages, the principal and interest payments on which are passed from the mortgagors, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or ARM loans. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as the prepayment risk, are passed on to the certificate holder. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans.

     Set forth below is selected data relating to the composition of the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                                        SEPTEMBER 30,
                                        1998              1997               1996               1995                 1994
                                 ----------------   ----------------   ----------------   ----------------   ------------------
                                    $         %        $         %     $            %        $         %        $           %
                                 --------  ------   --------  ------   --------  ------   --------  ------   --------    ------
                                                                     (Dollars In Thousands)
Mortgage-backed securities:
  Adjustable                     $139,528    92.0%  $151,766    89.9%  $155,949    86.9%  $126,654    77.6%  $ 80,380      65.9%
  Fixed                            12,442     8.0     17,070    10.1     23,410    13.1     36,633    22.4     41,545      34.1
                                 --------  ------   --------  ------   --------  ------   --------  ------   --------    ------

    Total mortgage-backed
      securities, net            $151,970   100.0%  $168,836   100.0%  $179,359   100.0%  $163,287   100.0%  $121,925     100.0%
                                 ========  ======   ========  ======   ========  ======   ========  ======   ========    ======

     At September 30, 1998, mortgage-backed securities aggregated $151,970, or 37%, of the Bank's total assets. At September 30, 1998, all of the Bank's mortgage-backed securities were classified as available-for-sale.

     Other Investment Securities The Bank's investment portfolio, excluding mortgage-backed securities and FHLB stock, consists of obligations of the United States Government and agencies thereof, municipal bonds, interest-earning deposits in other institutions and equity investments (principally in other financial institutions). The carrying value of this portion of the Bank's investment portfolio totaled $32.7 million, $31.7 million, $40.3 million, $51.1 million, and $75.7 million at September 30, 1998, 1997, 1996, 1995 and 1994, respectively. At September 30, 1998, $9.1 million, or 5.0%, of the Bank's investment securities, excluding mortgage-backed securities, had a remaining term to maturity of one year or less, and $17.5 million, or 9.6%, had a remaining term to maturity of five years or less.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "Regulation - Liquidity Requirements." The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the available yields in relation to other opportunities, management's expectation of the level of yield that will be available in the future, as well as management's projections of short term demand for funds in the Bank's loan origination and other activities.

                                                                             SEPTEMBER 30,
                                                    ------------------------------------------------------------
                                                      1998         1997         1996         1995         1994
                                                    --------     --------     --------     --------     --------
                                                                         (DOLLARS IN THOUSANDS)
Investment securities:
  Mortgage-backed securities                        $151,970     $168,836     $179,359     $163,287     $121,925
  U.S. Government treasury obligations                     -            -        1,000        2,948        3,148
  U.S. Government agency obligations                  21,656       26,858       38,872       47,721       72,445
  Municipal bonds                                      9,425        4,859          459          469          150
  Equity securities                                    1,588            -            -            -            -
                                                    --------     --------     --------     --------     --------
    Total investment securities                      184,639      200,553      219,690      214,425      197,668
FHLB stock                                            10,060       10,053       11,608       10,549        2,496
                                                    --------     --------     --------     --------     --------
    Total investments                               $194,699     $210,606     $231,298     $224,974     $200,164
                                                    ========     ========     ========     ========     ========

     INVESTMENT PORTFOLIO MATURITIES The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at September 30, 1998.

                                                                        AT SEPTEMBER 30, 1998
                                        --------------------------------------------------------------------------------------
                                             ONE YEAR         ONE TO FIVE YEARS       FIVE TO TEN YEARS     OVER TEN YEARS
                                        -------------------  -------------------  -------------------   ----------------------
                                                 ANNUALIZED           ANNUALIZED           ANNUALIZED               ANNUALIZED
                                                   WEIGHTED             WEIGHTED             WEIGHTED                 WEIGHTED
                                        CARRYING    AVERAGE  CARRYING    AVERAGE  CARRYING    AVERAGE     CARRYING     AVERAGE
                                           VALUE      YIELD     VALUE      YIELD     VALUE      YIELD        VALUE       YIELD
                                        -------- ----------  -------- ----------  -------- ----------     --------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government agency securities       $9,193       6.39%  $ 8,371       6.17%  $ 4,092       7.84%    $      0           0%
  State and municipal obligations (1)         10       5.25%       20       5.55%      400       5.36%       8,995        5.15%
  CMOs (2)                                   375       7.98%        0          0%    4,242       6.27%     123,765        6.77%
  Mortgage-backed securities                 119       6.13%    9,039       6.57%    2,723       7.16%      11,707        7.34%
                                          ------      -----   -------      -----   -------      -----     --------       -----

    Total investment securities            9,697       6.45%   17,430       6.38%   11,457       7.01%     144,467        6.72%
                                                      =====                =====                =====                    =====

Equity securities
FHLB stock

Accrued interest on investments               52                  175                   48                     545
                                          ------              -------              -------                --------

    Total investment securities,
      including accrued interest          $9,749              $17,605              $11,505                $145,012
                                          ======              =======              =======                ========

                                                         AT SEPTEMBER 30, 1998
                                            ----------------------------------------------
                                                                TOTAL
                                            -----------------------------------------------
                                                                                 ANNUALIZED
                                                                       AVERAGE     WEIGHTED
                                             CARRYING     MARKET       LIFE IN      AVERAGE
                                                VALUE      VALUE        YEARS         YIELD
                                             --------     --------     -------   ----------
                                                         (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government agency securities          $ 21,656     $ 21,656       0.80          6.58%
  State and municipal obligations (1)           9,425        9,568       6.86          5.16%
  CMOs (2)                                    128,382      128,382      23.86          6.75%
  Mortgage-backed securities                   23,588       23,588      12.68          6.99%
                                             --------     --------                    -----

    Total investment securities               183,051      183,194                     6.68%
                                                                                      =====

Equity securities                               1,588        1,588
FHLB stock                                     10,060       10,060                     6.00%
                                                                                      =====
Accrued interest on investments                   820          820
                                             --------     --------

    Total investment securities,
      including accrued interest             $195,519     $195,662
                                             ========     ========

(1) The yield on these tax-exempt obligations has not been compiled on a tax-equivalent basis.
(2) The average life in years is based on actual stated maturities; however, management anticipates a shorter life on these securities.

SOURCES OF FUNDS

     General. Deposits are a significant source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from FHLB advances, the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     Deposits. Consumer and commercial deposits are received principally from within the Bank's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit accounts, term certificate accounts and individual retirement accounts. The Bank also markets term certificate accounts nationally to attract deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest the Bank must pay is not established by regulatory authority. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. As of September 30, 1998, the Bank did not have any brokered deposits.

     TIME DEPOSIT RATES. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

                                                                         SEPTEMBER 30,
                                      1998                1997               1996             1995            1994
                                    --------            --------           -------           -------         -------
                                                                        (In Thousands)
Rate

0.00-3.99%                          $    275            $     16           $    17           $   126         $35,529
4.00-5.99%                           111,713              76,094            75,615            51,125          42,154
6.00-7.99%                            25,225              32,170             6,205            32,916             817
8.00-9.99%                                 -                   -                20                20             836
                                    --------            --------           -------           -------         -------

            Total                   $137,213            $108,280           $81,857           $84,187         $79,336
                                    ========            ========           =======           =======         =======

     Time Deposit Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 1998.

                                                                                  MATURITY
                                                          ---------------------------------------------------------
                                                          3 MONTHS     3 TO 6      6 TO 12     OVER 12
                                                          OR LESS      MONTHS      MONTHS      MONTHS       TOTAL
                                                          --------     -------     -------     -------     --------
Certificate of Deposit less than $100,000                  $36,570     $38,146     $25,268     $14,605     $114,589
Certificate of Deposit greater than $100,000                 6,239       9,126       5,471       1,788       22,624
                                                           -------     -------     -------     -------     --------

Total Certificates of Deposit                              $42,809     $47,272     $30,739     $16,393     $137,213
                                                           =======     =======     =======     =======     ========

BORROWINGS

     Deposits of the Bank are a significant source of funds as is short term and long term advances from the FHLB. FHLB advances are collateralized by the Bank's stock in the FHLB, investment securities and a blanket lien on the Bank's mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 1998, the Bank's FHLB advances totaled $143.7 million.

     The Bank sells securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, the Bank sells a fixed dollar amount of securities to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as a liability of the Bank. The dollar amount of securities underlying the agreements remain an asset of the Bank. At September 30, 1998, the Bank's securities sold under agreements to repurchase totaled $2.1 million.

     The following table sets forth certain information regarding borrowings by the Bank during the periods indicated.

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                             1998           1997          1996           1995          1994
                                                            --------      --------       --------      --------      --------
                                                                                   (DOLLARS IN THOUSANDS)
Weighed average rate paid on: (1)
  FHLB advances                                                 5.75%         5.54%          5.64%         6.17%         3.78%
  Other borrowings (2)                                          4.97%         5.81%          5.59%         5.75%         4.48%


FHLB advances:
  Maximum balance                                           $210,325      $230,317       $239,686      $210,987      $ 49,369
  Average balance                                           $173,812      $203,835       $224,719      $167,766      $ 31,254
Other borrowings: (2)
  Maximum balance                                           $ 21,850      $ 21,060       $ 10,306      $131,500      $119,430
  Average balance                                           $  6,215      $ 17,684       $  2,940      $ 67,000      $ 53,784

(1) Calculated using monthly weighted average interest rates.
(2) Includes borrowings under reverse repurchase agreements.

SUBSIDIARIES' ACTIVITIES

     The Bank is the wholly owned subsidiary of the Company. The Bank has two wholly owned subsidiaries, Sun Realty, Inc. and P.F. Service, Inc. Both are Arkansas corporations and both are substantially inactive.

REGULATION

     As a federally chartered, SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Registrant also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS regularly examines the Registrant and the Bank and prepares a report for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, the OTS or the Congress, could have a material impact on the Bank and its operations.

     REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders' equity including retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At September 30, 1998, the Bank had no intangible assets or unrealized loss, net of tax under SFAS No. 115.

     The leverage limit adopted by the OTS requires that savings associations maintain "core capital" in an amount equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased out over a five-year period) and up to 25% of other intangibles that meet certain separate salability and market valuation tests. As a result of the prompt corrective action provisions described below, however, a savings association must maintain a core capital ratio of at least 4% of to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1998, the Bank had no goodwill or other intangibles.

     Under the risk-based capital requirement, a savings association must maintain total capital equal of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1998, the Bank had no capital instruments that qualify as supplementary capital and $1.7 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at September 30, 1998.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, repossessed assets, and loans more than 90 days past due.

     On September 30, 1998, the Bank had total risk-based capital of $42.7 million (including $41.1 million in core capital and $1.6 million in qualifying supplementary capital) and risk-weighted assets of $188.9 million; or total capital of 22.62% of risk-weighted assets. This amount was $27.6 million above the current 8% requirement.

     Under FDICIA, all the federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multifamily loans.

     Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

     The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two-quarter lag between
calculating interest rate risk and recognizing any deduction from capital.   The
OTS has indefinitely postponed the effective date of the rule.   However, if
effective, this new rule will have no effect on the Bank's ability to comply with its risk-based capital requirement.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet capital requirements. Effective December 19, 1992, the federal banking agencies, including the OTS, were given additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling any undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 8%) must be subject to one or more of additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.

     An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized associations. The FDIC must restrict the activities of a critically undercapitalized association and, among other things, prohibit any material transaction outside the ordinary course of business or engaging in certain transactions with affiliates, without the approval of the FDIC. The OTS must be appointed as a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations or the appointment of a receiver or conservator or a forced merger into another institution. The grounds for appointment of a conservator or receiver include substantially insufficient capital and losses or likely losses that will deplete substantially all capital with no reasonable prospect for replenishment of capital without federal assistance.

     If the OTS determines that an association is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice it is authorized to reclassify a well-capitalized association as an adequately capitalized association and if the association is adequately capitalized, to impose the restrictions applicable to an undercapitalized association. If the association is undercapitalized, the OTS is authorized to impose the restrictions applicable to a significantly undercapitalized association.

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Registrant's operations and profitability and the value of the Common Stock. If the OTS or the FDIC require an association such as the Bank, to raise additional capital through the issuance of Company Common Stock or other capital instruments such issuance may result in the dilution in the percentage of ownership of those persons holding shares of Common Stock since the Registrant's shareholders do not have preemptive rights.

     The OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries, including subsidiary savings associations. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989. During the transition period, the assets of the subsidiary are consolidated for capital purposes in inverse proportion to the level of investment that is excluded. All of the Bank's subsidiaries are includable subsidiaries.

     QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualifying thrift investments on a monthly average for nine out of every twelve months on a rolling basis. At September 30, 1998, the Bank met the test.

     Loans and mortgage-backed securities collateralized by domestic residential housing and FHLB stock, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. FHLMC and FNMA stock and certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments to subsidiaries engaged in housing-related activities may also be included, in varying amounts, to the extent of 20% of portfolio assets.

     A savings institution that fails to become or maintain a qualified thrift lender must either become a bank (other than a savings bank) or be subject to restrictions specified in FIRREA. A savings institution that converts to a bank must pay applicable exit and entrance fees involved in converting from one insurance fund to another. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. The Bank was examined for CRA compliance in June 1997 and received a rating of satisfactory.

     LIQUIDITY REQUIREMENTS. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%. At September 30, 1998, the Bank's liquidity ratio exceeded regulatory requirements.

     ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles ("GAAP"). Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these policy statements.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk notwithstanding GAAP and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF. This insurance is backed by the full faith and credit of the United States Government. The SAIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured associations. It also may prohibit any SAIF-insured association from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

     FDICIA also authorizes the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC adopted a transitional risk-based assessment system, effective January 1, 1993, under which all insured depository institutions are placed into one of nine categories based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

The financing corporations created by FIRREA and the Competitive Equality Banking Act of 1987 are also empowered to assess premiums on savings associations to help fund the liquidation or sale of troubled associations. Such premiums cannot, however, exceed the amount of SAIF assessments and are paid in lieu thereof.

     The FDIC has proposed regulations that generally prohibit payments to directors, officers and employees contingent upon termination of their affiliation with an FDIC-insured institution or its holding company (i.e., "golden parachute payments") if the payment is received after or in contemplation of, among other things, insolvency or a determination that the institution or holding company is in "troubled condition." Certain types of employee benefit plans are not subject to the prohibition. The proposed regulations would also generally prohibit certain indemnification payments for civil money penalties or other enforcement action. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or its effect on the Bank.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of 100% of its net income to date during the calendar year plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. Any additional capital distributions would require prior regulatory approval. An institution that meets its regulatory capital requirement before and after its capital distribution ("Tier 2 association") may, after prior notice but without the approval of the OTS, make capital distributions of up to 75% of its net income over the most recent four quarter period. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution ("Tier 3 association") may not make any capital distributions without the prior approval of the OTS, unless such distribution is consistent with an approved capital plan. In addition, the OTS would prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Also, an institution meeting the Tier 1 capital criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 association unless the OTS deems otherwise. As of September 30, 1998, the Bank was a Tier 1 association, and had not been notified of a need for more than normal supervision.

     The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted

     EQUITY RISK LIMITATIONS. Certain OTS regulations limit the Registrant's investment in "equity risk investments," which include investments in equity securities, real estate, service corporations and operating subsidiaries, as well as land loans and non-residential construction loans with loan-to-value ratios in excess of 80%. Equity risk investments increase the capital requirements of the Bank. Federal laws and regulations also impose certain limitations on operations, including restrictions on loans-to-one-borrower, transactions with affiliates and affiliated persons and liability growth. They also impose requirements for the retention of housing and thrift-related investments. See "Qualified Thrift Lender Test."

TRANSACTIONS WITH AFFILIATES

     Section 11 of the HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between associations that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an "affiliate," to an amount equal to 10% of the institution's capital and surplus, and limit all "covered transactions" in the aggregate with all affiliates to an amount equal to 20% of such capital and surplus; and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially the same, or at least as favorable to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions that apply to financial institutions generally under Sections 23A and 23B, Section 11 of the HOLA places several other restrictions on savings associations, including those that are part of a holding company organization. First, savings associations may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings associations may not purchase or invest in affiliate securities except for those of a subsidiary. Finally, the OTS is granted authority to impose more stringent restrictions when justifiable for reasons of safety and soundness.

     Extensions of credit by the Bank to executive officers are subject to
Section 12(g) of the Federal Reserve Act, and extensions of credit to executive officers, directors and principal stockholders and related interests of such persons are subject to Section 22(h) of the Federal Reserve Act, which prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of a bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully collateralized by readily marketable collateral. Section 22(h) provides that no institution shall make any loan or extension of credit in any manner to any of its executive officers or directors, or to any person who directly or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution, or to any company controlled by such executive officer, director, or person, or to any political or campaign committee the funds or services of which will benefit such executive officer, director, or person or which is controlled by such executive officer, director, or person, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. A savings association is therefore prohibited from making any new loans or extensions of credit to the savings association's executive officers, directors and 10% stockholders at different rates or terms than those offered to the general public.

THE FEDERAL RESERVE SYSTEM

     Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Federal Regulations -- Liquidity Requirements."

HOLDING COMPANY REGULATION

     The Company is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Savings Bank is required to notify the OTS 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a QTL. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring other savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or in concert with one or more persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

FEDERAL SECURITIES LAWS

     At the time of the Conversion, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act for the registration of the Common Stock to be issued pursuant to the Conversion. Upon completion of the Conversion, the Company's Common Stock was registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of shares of the Common Stock that were issued in the Conversion did not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below is information, as of September 30, 1996, concerning the Company's executive officers. Such executive officers also serve in the same positions with the Savings Bank. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he or she was or its to be selected as an officer.

     The following individuals hold positions as executive officers of the Company as is set forth below opposite their names.

     Name                                Position With the Company
     ----                                -------------------------

     Skip Martin........................ President and Chief Executive Officer
     James Edington..................... Executive Vice President and Secretary
     Dwayne Powell...................... Senior Vice President and Treasurer

     The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

     Since the formation of the Company, none of the executive officers, directors or other personnel has received remuneration from the Company.

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

                          FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     Tax Bad Debt Reserves. The Bank is subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code"). Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, savings and loan associations and savings associations such as the Bank, which meet certain tests prescribed by the Code may benefit from favorable provisions regarding deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans collateralized by interests in real property, and non-qualifying loans, which are all other loans. The bad debt reserve deduction with respect to non-qualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

     The Bank has elected to use the method that results in the greatest deduction for federal income tax purposes. The amount of the bad debt deduction that a thrift institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the full deduction is available only if at least 60% of the institution's assets fall within certain designated categories. Second, under the percentage of taxable income method the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or
(ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable years exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year does not exceed 6% of such loans outstanding at such time.

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, "large" associations, i.e., the quarterly average of the association's total assets or the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six year period its applicable excess reserves, i.e. the balances of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 1998, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $1,178,000. The Bank has established a deferred tax liability of approximately $477,000 for this recapture.

     If an association ceases to qualify as a "bank" (as defined in Code Section
581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

     Distributions. To the extent that (i) the Bank's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's tax bad debt reserves. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Bank's tax bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Regulation-- Limitations on Capital Distributions" for limits on the payment of dividends of the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

     Corporate Alternative Minimum Tax. The Bank is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Bank's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100% of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) for years beginning in 1988 and 1989 an amount equal to one-half of the amount by which a institution's "book income" (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items (for taxable years commencing after 1989 this adjustment item is replaced with a new preference item relating to "adjusted current earnings" as specially computed). In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

     The Bank has not had its income tax returns examined by the IRS or the State of Arkansas within the last three years. The Bank has not been audited by the IRS or the Arkansas State Revenue Department in recent years.

ARKANSAS TAXATION

     The State of Arkansas generally imposes income tax on thrift institutions computed at a rate of 6.5% of net earnings. For the purpose of the 6.5% income tax, net earnings are defined as the net income of the thrift institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, less (i) interest income from obligations of the United States, of any county, municipal or public corporation authority, special district or political subdivision of Arkansas, plus (ii) any deduction for state income taxes.

     The Company is a Delaware business corporation is required to file annual income tax returns and an annual franchise tax returns in the states of Arkansas and Delaware. These taxes and fees are not expected to be material.

ITEM 2    PROPERTIES
------    ----------

     The Bank conducts its business through its main office and 10 full-service branch offices located in seven counties in Northeast Arkansas. Each office is owned by the Bank. The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 1998. The aggregate net book value of the Bank's premises and equipment was $3.3 million at September 30, 1998.

MAIN OFFICE:                                    Brinkley Branch
                                                ---------------
203 W. Broadway                                 811 West Cedar
Pocahontas, Arkansas                            Brinkley, Arkansas
(Opened 1935)                                   (Opened 1998)

BRANCH OFFICES:                                 England Branch
                                                --------------
Walnut Ridge Branch                             100 Stuttgart Hwy.
-------------------                             England, Arkansas
120 W. Main Street                              (Opened 1998)
Walnut Ridge, Arkansas
(Opened 1968)                                   Carlisle Branch
                                                ---------------
Jonesboro Branch                                124 West Main
----------------                                Carlisle, Arkansas
700 S.W. Drive                                  (Opened 1998)
Jonesboro, Arkansas
(Opened 1976)                                   Lake City Branch
                                                ----------------
Corning Branch                                  100 Colbine
--------------                                  Lake City, Arkansas
309 Missouri Avenue                             (Opened 1998)
Corning, Arkansas
(Opened 1983)                                   Hardy Branch
                                                ------------
Highland Branch                                 530 Main Street
---------------                                 Hardy, Arkansas
Highway 62                                      (Opened 1998)
Hardy, Arkansas
(Opened 1983)

Jonesboro Branch
----------------
2213 Caraway Road
Jonesboro, Arkansas
(Opened 1996)

ITEM 3      LEGAL PROCEEDINGS
------      -----------------

     There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------      ---------------------------------------------------

     No matters were submitted during the fourth quarter of fiscal 1998 to a vote of security holders.

                                 PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------    --------------------------------------------------------------------

TRADING IN COMMON STOCK AND RELATED MATTERS

The Registrant's Common Stock is traded on the NASDAQ National Market System using the symbol "PFSL."

The following table shows the quarterly range of bid prices for the Company's common stock during fiscal 1998 and 1997, as adjusted to reflect the exchange of Bank common stock for Company common stock in the second step conversion of March 1998. For funds prior to March 1998, the data is for common stock of the Bank. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do no reflect actual transactions. This information has been obtained from monthly statistical stock summaries provided by the Nasdaq Stock Market. As of December 15, 1998, there were 6,217,467 shares of common stock outstanding and 856 stockholders of record.


                                                         HIGH                       LOW
QUARTER ENDED                                             BID                       BID
-------------                                         -----------               ------------
December 31, 1997                                         $ 11.43                     $ 8.08
March 31, 1998                                              11.37                       9.94
June 30, 1998                                              10.375                      9.625
September 30, 1998                                          9.875                       6.75

                                                         HIGH                       LOW
QUARTER ENDED                                             BID                       BID
-------------                                         -----------               ------------
December 31, 1996                                         $  4.35                     $ 3.54
March 31, 1997                                               4.97                       4.16
June 30, 1997                                                5.16                       4.41
September 30, 1997                                           8.95                       4.97

Cash Dividends Declared in Fiscal 1998:

                    RECORD                           PAYMENT                     DIVIDEND
                     DATE                             DATE                       PER SHARE
                    ------                            ----                       ---------
December 15, 1997                               January 3, 1998                     $0.056
March 15, 1998                                  April 3, 1998                        0.056
June 15, 1998                                   July 3, 1998                         0.060
September 15, 1998                              October 3, 1998                      0.060

Cash Dividends Declared in Fiscal 1997:

                    RECORD                           PAYMENT                     DIVIDEND
                     DATE                             DATE                       PER SHARE
                    ------                            ----                       ---------
December 15, 1996                               January 3, 1997                     $0.052
March 15, 1997                                  April 3, 1997                        0.056
June 15, 1997                                   July 3, 1997                         0.056
September 15, 1997                              October 3, 1997                      0.056

ITEM 6    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------    ----------------------------------------------

Set forth below are selected consolidated financial and other data of the Company. This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and the notes thereto presented elsewhere herein.

SELECTED FINANCIAL CONDITION DATA

                                                                        SEPTEMBER 30,
                                        -----------------------------------------------------------------------
                                              1998           1997          1996          1995          1994
                                                                        (In Thousands)
Total assets                                  $406,981       $383,417      $381,562      $348,554      $311,416
Cash and cash equivalents                        3,781          2,805         2,046         1,860         2,318
Cash surrender value of life insurance           5,822          5,639         5,439             -             -
Investment securities                          184,640        200,553       219,690       214,425       197,668
Loans receivable, net                          193,728        159,690       136,872       116,447       104,083
Federal Home Loan Bank Stock                    10,060         10,053        11,608        10,549         2,496
Deposits (3)                                   195,537        143,354       116,283       112,458       113,407
FLHB advances (2)                              143,670        190,601       227,221       210,987        49,222
Securities sold under agreements to
  repurchase                                     2,107         20,685        10,100             -       119,430
Stockholders' equity (2)                        60,567         24,246        22,689        21,008        19,420

SUMMARY OF OPERATIONS

                                                                   YEARS ENDED SEPTEMBER 30,
                                                --------------------------------------------------------------------
                                                 1998           1997            1996           1995           1994
                                                                         (IN THOUSANDS)
Interest income                                 $27,854        $26,093        $25,417         $23,300        $14,964
Interest expense                                 18,401         18,699         18,628          17,241          8,354
                                                -------        -------        -------         -------        -------

            Net interest income before
              provision for loan losses           9,453          7,394          6,789           6,059          6,610

Provision for loan losses                             -             60            411               -              -
                                                -------        -------        -------         -------        -------

            Net interest income after
              provision for loan losses           9,453          7,334          6,378           6,059          6,610

Noninterest income                                  920          1,351          1,526             911            574
Noninterest expense:
  Compensation and benefits                       3,825          2,954          2,704           2,624          2,478
  Occupancy and equipment                           662            566            439             377            410
  Federal deposit insurance premiums (1)            104            108          1,198             279            277
  Other                                           1,600          1,337          1,210             746            743
                                                -------        -------        -------         -------        -------
            Total noninterest expense             6,191          4,965          5,551           4,026          3,908
                                                -------        -------        -------         -------        -------
Income before income taxes                        4,182          3,720          2,353           2,944          3,276
Income tax provision                              1,294          1,344            386           1,001          1,339
                                                -------        -------        -------         -------        -------
            Net income                          $ 2,888        $ 2,376        $ 1,967         $ 1,943        $ 1,937
                                                =======        =======        =======         =======        =======

(1) Includes nonrecurring SAIF Premium Assessment of approximately $937,000 in the fiscal year ended September 30, 1996.

(2) Includes effect of second step offering during the year ended September 30, 1998. See equity section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3) Increase during the year ended September 30, 1998, was due mainly to acquisition of branches. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

KEY FINANCIAL RATIOS AND OTHER DATA

CERTAIN RATIOS AND OTHER DATA:  (2)

                                                                    AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                    ------------------------------------------------------------------------
                                                           1998           1997           1996           1995           1994
PERFORMANCE RATIOS:
  Return on average equity                                  6.16%         10.07%          8.98%          9.58%         12.63%
  Return on average assets                                  0.67           0.63           0.54           0.58           0.85
  Interest rate spread (3)                                  1.93           1.83           1.65           1.57           2.73
  Net interest margin (3)                                   2.45           2.04           1.89           1.85           2.95
  Noninterest expense to average assets                     1.55           1.32           1.52           1.20           1.77
  Net interest income after provision
    for loan losses to noninterest expense                152.69         147.68         114.89         150.49         163.94
  Efficiency (6)                                           59.69          57.17          70.23          57.77          54.40

ASSET QUALITY RATIOS:
  Average interest-earning assets to
    average interest-bearing liabilities                  110.93         104.09         104.61         105.49         106.21
  Nonperforming loans to net loans (4) (5)                  1.19           0.28           0.74           0.43           0.47
  Nonperforming assets to total assets (4) (5)              0.57           0.12           0.30           0.20           0.35
  Allowance for loan losses to
    nonperforming loans (4) (5)                            73.34         373.45         169.50         273.59         270.88
  Allowance for loan losses to
    nonperforming loan assets (4) (5)                      72.84         359.79         152.91         197.81         120.47
  Allowance for loan losses to total loans (4)              0.86           1.03           1.21           1.13           1.24

CAPITAL, EQUITY AND DIVIDEND RATIOS:
  Tangible capital (4)                                     10.24           6.32           5.97           6.02           6.20
  Core capital (4)                                         10.24           6.32           5.97           6.02           6.20
  Risk-based capital (4)                                   22.62          16.22          16.75          18.80          18.50
  Average equity to average assets ratio                   10.87           6.26           5.98           6.06           6.72
  Dividend payout ratio (1)                                43.20          60.74          63.46          48.90              -

PER SHARE DATA:
  Dividends per share                                      0.232          0.220          0.191          0.147          0.880
  Book value per share (7)                                  9.46           3.82           3.62           3.41           3.14
  Basic earnings per share (8)                              0.45           0.38           0.32           0.32           0.31
  Diluted earnings per share (9)                            0.44           0.37           0.31           0.31           0.30

  Number of full service offices                              11              6              5              5              5

(1) The fiscal year ended September 30, 1995, was the first full year that the Bank was a publicly traded company. Dividend payout ratio is the total dividends declared divided by net income.
(2) With the exception of period end ratios, ratios are based on average monthly balances.
(3) Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.
(4)  End of period ratio.
(5) Nonperforming assets consists of nonperforming loans and real estate owned. Nonperforming loans consist of non-accrual loans while REO consists of real estate acquired in settlement of loans.
(6) The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(7)  This calculation is based on 6,399,623, 6,341,553, 6,267,905, 6,167,055, and 6,167,055 shares outstanding at September 30, 1998, 1997, 1996, 1995, and 1994, respectively.
(8) This calculation is based on weighted average shares outstanding of 6,388,906, 6,327,798, 6,240,231, 6,167,055, and 6,167,055 for the fiscal years ended September 30, 1998, 1997, 1996, 1995, and 1994, respectively.
(9) This calculation is based on weighted average shares outstanding of 6,535,068; 6,486,058, 6,382,328, 6,367,886, 6,367,886 and 6,367,886 for the
     fiscal years ended September 30, 1998, 1997, 1996, 1995, and 1994, respectively.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS  OF OPERATIONS
          ----------------------

GENERAL

The Company's net income is primarily affected by its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities, and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowed funds, including FHLB advances. The Company's net income also is affected by its provisions for losses on loans and investments in real estate, as well as the amount of noninterest income (including fees and service charges and gains or losses on sales of loans), and noninterest expense, including salaries and employee benefits, premises and equipment expense, data processing expense, federal deposit insurance premiums and income taxes. Net income of the Company also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those current expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

MARKET RISK ANALYSIS

General. It is the objective of the Company to minimize, to the degree prudently possible, its exposure to interest rate risk, while maintaining an acceptable interest rate spread. Interest rate spread is the difference between the Company's yield on its interest-earning assets and its cost of interest-bearing liabilities. Interest rate risk is generally understood to be the sensitivity of the Company's earnings, net asset values, and stockholders' equity to changes in market interest rates.

Changes in interest rates affect the Company's earnings. The effect on earnings of changes in interest rates generally depends on how quickly the Company's yield on interest-earnings assets and cost of interest-bearing liabilities react to the changes in market rates of interest. If the Company's cost of deposit accounts reacts more quickly to changes in market interest rates than the yield on the Company's mortgage loans and other interest-earnings assets, then an increasing interest rate environment is likely to adversely affect the Company's earnings and a decreasing interest rate environment is likely to favorably affect the Company's earnings. On the other hand, if the Company's yield on its mortgage loans and other interest-earnings assets reacts more quickly to changes in market interest rates than the Company's cost of deposit accounts, then an increasing rate environment is likely to favorably affect the Company's earnings and a decreasing interest rate environment is likely to adversely affect the Company's earnings.

Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following table set forth, quantitatively, as of September 30, 1998, the OTS estimate of the projected changes in NPV in the event of a 100, 200, 300, and 400 basis point instantaneous and permanent increase and decrease in market interest rates:

                                                                                       CHANGE IN NPV
                                                                                           AS A
                                                                                       PERCENTAGE OF
     CHANGE IN                                                                           ESTIMATED
  INTEREST RATES              NET PORTFOLIO VALUE                                         MARKET
  IN BASIS POINTS    -----------------------------------------                           VALUE OF
   (RATE SHOCK)         AMOUNT       $ CHANGE       % CHANGE         RATIO                ASSETS
-------------------  ------------  -------------  ------------  ---------------        -------------
                               (Dollars in Thousands)
       +400               $42,360      $(12,354)         (23)%            10.89               (2.33)%
       +300                48,890        (5,824)         (11)%            12.28               (0.95)%
       +200                54,645           (69)           0%             13.43                0.20%
       +100                58,425         3,711            7%             14.11                0.89%
        +0                 54,714             -            -              13.22                   -
       -100                53,552        (1,162)          (2)%            12.87               (0.36)%
       -200                53,536        (1,178)          (2)%            12.74               (0.48)%
       -300                54,226          (488)          (1)%            12.76               (0.47)%
       -400                55,042           328            1%             12.79               (0.44)%

Computations of prospective effects of hypothetical interest rate changes are calculated by the OTS from data provided by the Company and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit runoffs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

Management cannot predict future interest rates or their effect on the Company's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans, which represent the Company's primary loan product, have features that restrict changes in interest rates during the initial term and over the remaining life of the asset. In addition, the proportion of adjustable rate loans in the Company's portfolio could decrease in future periods due to refinancing activity if market rates decrease. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased $23.6 million, or 6.2%, from $383.4 million at September 30, 1997 to $407.0 million at September 30, 1998. Total assets increased $1.8 million, or 0.5%, from $381.6 million at September 30, 1996 to $383.4 million at September 30, 1997.

Loans receivable, net. The Company's net loans receivable increased approximately $34.0 million, or 21.3%, and $22.8 million, or 16.7%, in fiscal
years 1998 and 1997, respectively from the prior years.   The increases in both
periods were due to continued strong loan demand within the Company's market area and the addition of a commercial loan officer, which accompanied an increase of $2.0 million or $31.1% in commercial business loans.

Investment securities. The investment securities portfolio decreased approximately $17.4 million or 8.7% from September 30, 1997, to $183.2 million at September 30, 1998. In accordance with the Company's present strategy, the principal paydowns and maturities of investments were used to fund loan growth. The investment securities portfolio decreased $19.1 million, or 8.7% to $200.6 million at September 30, 1997, compared to $219.7 million at September 30, 1996.

Cash surrender value of life insurance. During the year ended September 30, 1996, the Company purchased life insurance on the lives of executive officers and members of the board of directors. Such life insurance had cash surrender value of approximately $5.8 million and $5.6 million at September 30, 1998 and 1997, respectively. The increase in fiscal 1998 was due to earnings on the cash surrender value, net of premiums.

Deposits. Historically, deposits have provided the Company with a stable source of relatively low cost funding. The market for deposits is competitive, which has caused the Company to utilize primarily certificate accounts that are more responsive to market interest rates rather than passbook accounts. The Company offers a traditional line of deposit products that currently includes checking, interest-bearing checking, savings, certificates of deposit, commercial checking and money market accounts. The $52.2 million, or 36.4%, increase in deposits during the year ended September 30, 1998, was primarily due to the purchase of six branches (deposits only) during fiscal 1998.

FHLB advances and reverse repurchase agreements. The Company also relies upon FHLB advances and reverse repurchase agreements as a source to fund assets. Approximately 48.0% and 55.1% of the Company's assets were funded with FHLB advances and reverse repurchase agreements as of September 30, 1998 and 1997, respectively. At September 30, 1998, FHLB advances and reverse repurchase agreements totaled $145.8 million, a decrease of $65.5 million, or 31.0%, from 1997, reflecting, in part, the increased deposits resulting from the Company's acquisition of branches during 1998 and the proceeds from Company's second step stock offering. FHLB advances and reverse repurchase agreements totaled $211.3 million at September 30, 1997, a decrease of $26.0, or 11.0% from 1996.

Stockholders' Equity. Stockholders' equity increased $36.4 million, or 60.0%, from $24.2 million to $50.6 million at September 30, 1998. This was primarily due to the second step conversion completed on March 31, 1998. Concurrent with the second step conversion, the Company sold 3,570,750 additional shares to members of the Mutual Holding Company, employees of the Bank and the public at a price of $10.00 per share. Reorganization and stock offering costs of approximately $919,000 resulted in net proceeds from the offering of approximately $34,800,000.

Stockholders' equity increased by $1.6 million or 6.9%, to $24.2 million at September 30, 1997. The increase was primarily attributable to net income of $2.4 million for the fiscal year ended September 30, 1997.

DISCUSSION OF RESULTS OF OPERATIONS

Overview. Net income was $2.7 million for fiscal 1998, compared to $2.4 million and $2.0 million for fiscal 1996 and 1995, respectively. The Company's average interest earning assets have increased over the three year period ended September 30, 1998, which has resulted in higher levels of interest income. The Company's net interest rate spread increased to 1.93% for the year ended September 30, 1998, from 1.83% for the year ended September 30, 1997, and 1.65% for the year ended September 30, 1996. The increase in net interest rate spread was a result of an increase in average loans outstanding, a decrease in average investments outstanding, a decrease in the average cost of borrowed funds and, in fiscal 1998, an increase in deposits and a decrease in borrowed funds. The Company's strategy has been to utilize principal repayments from investment securities to fund loan growth within the Company's local market. Such loans generally result in higher yields than investment securities.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net interest rate spread is impacted by changes in general market interest rates, including changes in the relation between short- and long-term interest rates (the "yield curve"), and the Company's interest rate sensitivity position. While management seeks to manage its business to limit the exposure of net interest income to changes in interest rates, different aspects of its business nevertheless remain subject to risk from interest rate changes. Net interest income was $9.5 million for fiscal 1998 compared to $7.4 million and $6.8 million, for fiscal 1997 and 1996, respectively. The tables below analyze net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates.

The Company's interest-earning assets are primarily comprised of single family mortgage loans and investment securities, which are primarily mortgage-backed securities. Interest-bearing liabilities primarily include deposits and FHLB advances. The increases in average interest-earning assets during fiscal 1998, 1997, and 1996 can be attributed to increases in the loan portfolio, funded primarily with deposits and FHLB advances and increases in capital. See "Discussion of Changes in Financial Condition" for a discussion of the Company's asset portfolio and "Capital Resources and Liquidity" for discussion of borrowings.

Increased net interest income resulted from higher average loans outstanding and improved net interest rate spreads during fiscal 1998, and 1997. The average balance of interest earning assets increased $23.8 million, $5.4 million and $29.4 million in fiscal 1998, 1997, and 1996, respectively. The net interest rate spread increased 10 basis points, 18 basis points and 8 basis points in fiscal 1998, 1997, and 1996, respectively. Average loans receivable increased to 45.7% of average total interest earning assets in fiscal 1998 from 40.7% in 1997 and 34.9% in 1996.

The majority of the Company's interest-earning assets are comprised of adjustable-rate assets. The Company's adjustable-rate loans and investment securities are subject to periodic interest rate caps. Periodic caps limit the amount by which the interest rate on a particular mortgage loan may increase at its next interest rate reset date. In a rising rate environment, the interest rate spread could be negatively impacted when the repricing of interest-earning assets is delayed or prohibited, compared to market interest rate movements, as a result of periodic interest rate caps.

Fiscal 1998 also benefited from the proceeds of the sale of stock which provided approximately $34 million to purchase investment securities or repay borrowings.

AVERAGE BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED SEPTEMBER 30:

                                              1998                            1997                              1996
                                   ---------------------------     ----------------------------     -----------------------------
                                                       AVERAGE                          AVERAGE                           AVERAGE
                                   AVERAGE             YIELD/      AVERAGE              YIELD/      AVERAGE                YIELD/
                                   BALANCE  INTEREST    COST       BALANCE  INTEREST     COST       BALANCE    INTEREST     COST
                                   -------- -------- ---------     -------- ---------  --------     --------  ---------  --------
Interest-earning assets:  (1)
  Loan receivable, net    (6)      $176,295  $14,240      8.08%    $147,317   $12,007      8.15%    $124,609    $10,517      8.44%
  Investment securities             209,799   13,614      6.49      214,953    14,086      6.55      232,291     14,900      6.41
                                   -------- -------- ---------     -------- ---------  --------     --------  ---------  --------
           Total interest-
           earning assets           386,094   27,854      7.21      362,270    26,093      7.20      356,900     25,417      7.11

Noninterest-earning cash                685                             775                              723
Other noninterest-
  earning assets                     11,863                          14,041                            8,770
                                   --------                        --------                         --------

           Total assets            $398,642                        $377,086                         $366,393
                                   ========                        ========                         ========

Interest-bearing liabilities:
  Demand deposits                  $ 45,513  $ 1,056      2.32     $ 33,919   $   857      2.53     $ 30,757    $   799      2.60
  Time deposits                     121,232    6,797      5.61       93,428     5,082      5.44       83,022      4,581      5.52
  Borrowed funds (5)                181,319   10,548      5.82      220,690    12,760      5.78      227,403     13,248      5.83
                                   -------- -------- ---------     -------- ---------  --------     --------  ---------  --------

           Total interest-
           bearing liabilities      348,064   18,401      5.29      348,037    18,699      5.37      341,182     18,628      5.46
                                            -------- ---------              ---------  --------               ---------  --------

Noninterest-bearing
  liabilities (2)                     7,233                           5,447                            3,302
                                   --------                        --------                         --------

           Total liabilities        355,297                         353,484                          344,484

Stockholders' equity                 43,345                          23,602                           21,909
                                   --------                        --------                         --------

           Total liabilities and
           stockholders' equity    $398,642                        $377,086                         $366,393
                                   ========                        ========                         ========

Net interest income                          $ 9,453                          $ 7,394                           $ 6,789
                                            ========                        =========                         =========

Net interest rate spread (3)                              1.92%                            1.83%                             1.65%
                                                     =========                         ========                          ========

Interest-earning assets and
  net interest margin (4)          $386,094               2.45%    $362,270                2.04%    $356,900                 1.89%
                                   ========          =========     ========            ========     ========             ========

Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                          110.93%                          104.09%                           104.61%
                                                     =========                         ========                          ========

(1) All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2) Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(3) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents the net interest income as a percentage of average interest-earning assets.
(5)  Includes FHLB advances and securities sold under agreements to repurchase.
(6) Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.

RATE/VOLUME ANALYSIS (IN THOUSANDS)

                                        1998 VS 1997                            1997 VS 1996                 1996 VS 1995
                            -----------------------------------  ---------------------------------  -------------------------------
                                 INCREASE/(DECREASE)               INCREASE/(DECREASE)              INCREASE/(DECREASE)
                                      DUE TO                             DUE TO                           DUE TO
                            -------------------------   TOTAL    ----------------------   TOTAL     ---------------------   TOTAL
                                               RATE/   INCREASE                  RATE/   INCREASE                  RATE/  INCREASE
                            VOLUME    RATE     VOLUME (DECREASE) VOLUME    RATE  VOLUME  (DECREASE) VOLUME   RATE  VOLUME (DECREASE)
                            -------  -------  ------- ---------  -------  -----  ------  ---------  ------  -----  ------ ---------
Interest income:
  Loans receivable          $ 2,059  $  (442) $   616   $ 2,233  $ 1,908  $(312)  $(106)    $1,490  $1,242  $ 143  $  24    $1,409
  Investment securities        (357)    (473)     358      (472)  (1,112)   325     (27)      (814)    943   (218)   (17)      708
                            -------  -------  -------   -------  -------  -----   -----     ------  ------  -----  -----    ------
      Total interest-
        earning assets      $ 1,702  $  (915) $   974   $ 1,761  $   796  $  13   $(133)    $  676  $2,185  $ (75) $   7    $2,117
                            =======  =======  =======   =======  =======  =====   =====     ======  ======  =====  =====    ======
Interest expense:
  Deposits                  $ 1,663  $  (840) $ 1,091   $ 1,914  $   642  $ (80)  $ 559     $  559  $ (312) $ 109  $  (6)   $ (209)
  Borrowed funds             (2,362)   2,295   (2,145)   (2,212)    (391)  (114)   (488)      (488)  2,302   (589)  (117)    1,596
                            -------  -------  -------   -------  -------  -----   -----     ------  ------  -----  -----    ------

      Total interest-
        bearing liabilities $  (699) $ 1,455  $(1,054)  $  (298) $   251  $(194)  $  71     $   71  $1,990  $(480) $(123)   $1,387
                            =======  =======  =======   =======  =======  =====   =====     ======  ======  =====  =====    ======

Net change in net
  interest income           $ 2,401  $(2,370) $ 2,028   $ 2,059  $   545  $ 207   $(147)    $  605  $  195  $ 405  $ 130    $  730
                            =======  =======  =======   =======  =======  =====   =====     ======  ======  =====  =====    ======

During fiscal 1998, loan demand remained relatively strong, resulting in an increase in mortgage loans outstanding, an increase in the net interest rate spread and an increase of $2.1 million, or 27.8%, in net interest income. The average yield on interest earning assets increased to 7.21% in fiscal 1998 compared to 7.20% and 7.11% in fiscal 1997 and fiscal 1996, respectively, while the average cost of interest bearing liabilities decreased to 5.29% from 5.37% and 5.46% in fiscal 1997 and fiscal 1996, respectively. The increase in the average yield on interest earning assets was largely due to an increase in average loans receivable, net and a decrease in average investments receivable. The decrease in average cost of interest bearing liabilities was primarily due to an increase in average deposits and decrease in average borrowed funds.

The increase in average deposits was primarily due to the acquisition of approximately $27.9 million of deposits in January of 1998 and the acquisition of approximately $28.0 million of deposits in September, 1998.

Provision for Loan Losses. The Bank provided for loan losses of $0, $60,000 and $411,200, respectively, in the fiscal years ended September 30, 1998, 1997, and 1996. Management considered several factors in determining the necessary level of its allowance for loan losses and as a result of the process, the necessary provision for loan losses including but not limited to historical loan losses and current delinquency rates.

Noninterest Income. Non-interest income totaled $0.9 million for the fiscal year ended September 30, 1998, compared to $1.4 million for the fiscal year ended September 30, 1997, and $1.5 million for the fiscal year ended September 30, 1996. The decrease in 1998 was primarily due to a loss on equity securities classified as trading of approximately $427,000 before income tax benefit. See discussion of equity position in management's discussion of financial condition.

Noninterest Expense. Non-interest expense consisting primarily of salaries and employee benefits, premises and equipment, data processing and federal deposit insurance premiums totaled $6.2 million for the fiscal year ended September 30, 1998, compared to $5.0 million for the fiscal year ended September 30, 1997, an increase of 24.0%. Such increase was primarily attributable to an increase in the number of employees in due to the acquisition of new branches and redeployment of personnel in connection with the second step stock offering.

Income Taxes. Income tax expense for the year ended September 30, 1998, was $1.3 million compared to $1.3 million for the year ended September 30, 1997. Income tax expense for the fiscal year ended September 30, 1997, was $1.3 million, an increase of $958,108, or 248.0% from 1996. The increase was primarily due to an increase in income before tax, a decrease in tax exempt income and a change in an estimate in the year ended September 30, 1996. Income tax expense for the year ended September 30, 1996, was $386,382, a decrease of $614,399, or 61.3%. The decrease in income tax expense was due to change in an estimate and removal of a valuation allowance on certain deferred tax assets in the year ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives. At September 30, 1998, the Bank was in compliance with such liquidity requirements.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, FHLB advances, and funds provided from operations. While scheduled principal repayments on loans, and mortgage-backed securities are a relatively predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. For additional information about cash flows from the Bank's operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 1998, the Bank exceeded all of its regulatory capital requirements.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Bank and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

FDIC INSURANCE PREMIUMS AND ASSESSMENT

In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $937,000 (or $618,000 after consideration of tax benefits), based on the Bank's SAIF-insured deposits of $142.6 million. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation were paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning in January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the saving association charter is eliminated by that date. In that event, pro-rata FICO sharing will begin on January 1, 1999.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishing standards for the way public enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods. The adoption of SFAS 130 and 131 is not expected to have a material effect on the Company's consolidated financial statements.

In February 1998, the FASB issued Statement No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132"). The statement revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, No. 88, and No. 106 were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 is not expected to have a material effect on the Company's consolidated financial statements.

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") on July 1, 1998. As permitted by SFAS No. 133, on July 1, 1998, the Company transferred securities previously classified as held-to-maturity with a carrying value of approximately $177,800,000 and a fair value of approximately $182,400,000 into the available-for-sale category, where their carrying value became their fair value. This transfer resulted in a approximately $2,900,000 unrealized gain, net of tax, at July 1, 1998. The other provisions of SFAS No. 133 had no material effect on the Company.

YEAR 2000

During the year ended September 30, 1998, the Company completed its year 2000 compliance assessment of all significant systems. As a result of this assessment, the Company changed computer service bureaus, replaced substantially all of its personal computers and upgraded other less pervasive systems. All non-compliant computers were written off in the fourth quarter of 1998. The expenses related to these changes was not material. The Company is continuing to evaluate all systems for year 2000 compliance and in management's opinion, the Company will not incur significant additional expenses related to year 2000 compliance. Management is currently developing a contingency plan, in the event a system fails to operate after December 31, 1999. However, in the event a major vendor of the Bank is unable to fulfill its contractual obligation to the Bank, the Company, and the Bank could experience material cost.

ITEM 8 FINANCIAL STATEMENTS
       --------------------


INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Pocahontas Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Pocahontas Bancorp, Inc. (the "Company") and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, on July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.


/s/ Deloitte & Touche LLP

Little Rock, Arkansas
November 11, 1998

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                1998                 1997
ASSETS

Cash and due from banks                                                     $  3,781,077         $  2,805,273
Cash surrender value of life insurance                                         5,821,800            5,639,161
Securities held-to-maturity, at amortized cost
  (fair value of $9,568,105 and $202,897,745 in 1998 and
  1997, respectively)                                                          9,425,080          200,552,569
Securities available-for-sale, at fair value (amortized
  cost of $170,804,700)                                                      173,626,023                    -
Securities-trading, at fair value (amortized cost of $2,015,655)               1,588,535                    -
Loans receivable, net                                                        193,727,664          159,690,201
Accrued interest receivable                                                    2,407,273            2,229,531
Premises and equipment, net                                                    3,327,076            1,804,832
Federal Home Loan Bank stock                                                  10,059,900           10,052,700
Core deposit premium                                                           2,576,908                    -
Other assets                                                                     639,762              642,947
                                                                            ------------         ------------

TOTAL                                                                       $406,981,098         $383,417,214
                                                                            ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                  $195,536,708         $143,354,096
  Federal Home Loan Bank advances                                            143,670,000          190,601,038
  Securities sold under agreements to repurchase                               2,107,645           20,685,000
  Deferred compensation                                                          717,726              947,186
  Deferred income tax liability, net                                             889,844                    -
  Accrued expenses and other liabilities                                       3,492,377            3,583,625
                                                                            ------------         ------------

          Total liabilities                                                  346,414,300          359,170,945

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 8,000,000 shares authorized;
    6,685,283 and 6,669,185 shares issued and outstanding in
    1998 and 1997, respectively                                                   66,853               66,692
  Additional paid-in capital                                                  50,094,461           15,010,041
  Unearned ESOP shares                                                        (2,856,600)            (103,644)
  Unrealized gain on available-for-sale securities, net of tax                 1,805,645
  Retained earnings                                                           11,456,439            9,273,180
                                                                            ------------         ------------

           Total stockholders' equity                                         60,566,798           24,246,269
                                                                            ------------         ------------

TOTAL                                                                       $406,981,098         $383,417,124
                                                                            ============         ============



See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

-------------------------------------------------------------------------------------------------------------------
                                                                1998                1997               1996

INTEREST INCOME:
  Loans receivable                                            $14,239,771         $12,006,825        $10,517,365
  Securities                                                   13,613,686          14,086,352         14,899,664
                                                              -----------         -----------        -----------
            Total interest income                              27,853,457          26,093,177         25,417,029

INTEREST EXPENSE:
  Deposits                                                      7,852,334           5,939,098          5,380,077
  Borrowed funds                                               10,548,315          12,759,704         13,248,265
                                                              -----------         -----------        -----------
            Total interest expense                             18,400,649          18,698,802         18,628,342
                                                              -----------         -----------        -----------

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                               9,452,808           7,394,375          6,788,687
PROVISION FOR LOAN LOSSES                                               -              60,000            411,200
                                                              -----------         -----------        -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                               9,452,808           7,334,375          6,377,487
OTHER INCOME:
  Dividends on FHLB stock                                         627,676             626,422            828,505
  Fees and service charges                                        484,419             398,234            314,437
  Unrealized loss on trading securities                          (427,120)
  Other                                                           234,912             326,526            383,263
                                                              -----------         -----------        -----------
            Total other income                                    919,887           1,351,182          1,526,205
OTHER EXPENSES:
  Compensation and benefits                                     3,824,786           2,954,912          2,704,000
  Occupancy and equipment                                         662,486             566,229            438,870
  Deposit insurance                                               104,020             108,136          1,197,722
  Professional fees                                               231,714             276,149            209,270
  Data processing                                                 294,837             237,995            205,369
  Advertising                                                     220,862             184,456            171,044
  OTS assessment                                                   93,629              92,034             87,564
  Other                                                           758,791             545,639            536,930
                                                              -----------         -----------        -----------
            Total other expenses                                6,191,125           4,965,550          5,550,769
                                                              -----------         -----------        -----------
INCOME BEFORE INCOME TAXES                                      4,181,570           3,720,007          2,352,923
INCOME TAX PROVISION                                            1,294,239           1,344,490            386,382
                                                              -----------         -----------        -----------
NET INCOME                                                    $ 2,887,331         $ 2,375,517        $ 1,966,541
                                                              ===========         ===========        ===========
Basic earnings per share                                            $0.45               $0.38              $0.32
                                                              ===========         ===========        ===========
Diluted earnings per share                                          $0.44               $0.37              $0.31
                                                              ===========         ===========        ===========


See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


----------------------------------------------------------------------------------------------------------------------------------
                                                                                             UNREALIZED
                                                                                               GAIN ON
                                          COMMON STOCK        ADDITIONAL       UNEARNED       AVAILABLE-                TOTAL
                                       ---------------------   PAID-IN           ESOP         FOR-SALE     RETAINED  STOCKHOLDERS'
                                          SHARES     AMOUNT     CAPITAL         SHARES       SECURITIES    EARNINGS     EQUITY

BALANCE, OCTOBER 1, 1995                 6,578,939   $65,790   $14,673,551   $  (313,950)                $ 6,582,794   $21,008,185
  Repayment of ESOP loan and related
    increase in share value                                         47,747       104,650                                   152,397
  Options exercised                         58,734       587       145,353                                                 145,940
  Net income                                                                                               1,966,541     1,966,541
  Dividends                                                                                                 (583,862)     (583,862)
                                         ---------  --------  ------------  ------------   -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 1996              6,637,673    66,377    14,866,651      (209,300)                  7,965,473    22,689,201
  Repayment of ESOP loan and related
    increase in share value                                         65,405       105,656                                   171,061
  Options exercised                         31,512       315        77,985                                                  78,300
  Net income                                                                                               2,375,517     2,375,517
  Dividends                                                                                               (1,067,810)   (1,067,810)
                                         ---------  --------  ------------  ------------   -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 1997              6,669,185    66,692    15,010,041      (103,644)                  9,273,180    24,246,269
  Repayment of ESOP loan and related
    increase in share value                                        256,356       103,644                                   360,000
  Options exercised                         16,098       161        39,839                                                  40,000
  Proceeds from stock offering                                  34,788,225    (2,856,600)                    449,424    32,381,049
  Cumulative effect of adoption
    of SFAS 133                                                                            $ 2,944,822                   2,944,822
   Change in unrealized gain on
    available-for-sale securities, net                                                      (1,139,177)                 (1,139,177)
     of tax
  Net income                                                                                               2,887,331     2,887,331
  Dividends                                                                                               (1,153,496)   (1,153,496)
                                         ---------  --------  ------------  ------------   -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 1998              6,685,283   $66,853   $50,094,461   $(2,856,600)  $ 1,805,645   $11,456,439   $60,566,798
                                         =========  ========   ===========  ============   ===========   ===========   ===========



See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

-----------------------------------------------------------------------------------------------------------------------
                                                                1998                  1997                  1996

OPERATING ACTIVITIES:
  Net income                                                   $  2,887,331          $  2,375,517          $  1,966,541
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of premises and equipment                          298,725               199,576               180,025
    Deferred income tax provision (benefit)                         (59,617)              414,295              (146,428)
    Amortization of deferred loan fees                             (103,001)             (183,648)             (183,649)
    Amortization of premiums and discounts, net                    (269,489)             (116,045)             (180,379)
    Amortization of core deposit premium                            126,228
    Adjustment of ESOP shares and release of
      shares under recognition and retention plan                   256,356                65,405                47,747
    Provision for loan losses                                             -                60,000               411,200
    Net gains (losses) on sales of assets                           (60,597)              (47,600)               79,811
    Increase in cash surrender value of life
      insurance policies                                           (182,639)             (200,301)             (118,860)
    Changes in operating assets and liabilities:
      Trading securities                                         (1,588,535)                    -                     -
      Accrued interest receivable                                  (177,742)               48,053               237,936
      Other assets                                                  132,014               253,596              (581,240)
      Deferred compensation                                        (229,460)               87,186               267,146
      Special SAIF assessment payable                                     -              (937,000)              937,000
      Accrued expenses and other liabilities                        (53,819)              217,310                24,400
                                                               ------------          ------------          ------------

            Net cash provided by operating activities               975,755             2,236,344             2,941,250

INVESTING ACTIVITIES:
  Purchases of investment securities held-to-maturity            (4,571,962)           (8,460,626)          (57,973,899)
  Proceeds from sale of securities available-for-sale                     -                     -            15,788,567
  Proceeds from maturities and principal repayments
    of investment securities                                     25,157,038            29,268,937            35,962,923
  Increase in loans, net                                        (34,002,694)          (24,817,073)          (22,163,548)
  Core deposit premium paid                                      (2,703,136)
  Proceeds from sale of loans                                                           2,155,506             1,320,713
  Proceeds from sale of foreclosed real estate                                            410,101               163,059
  Purchase of life insurance policies                                                           -            (5,320,000)
  Purchases of premises and equipment                            (1,820,969)              (81,161)             (297,335)
                                                               ------------          ------------          ------------
            Net cash provided by (used in)
              investing activities                              (17,941,723)           (1,524,316)          (32,519,520)


                                                                     (Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

----------------------------------------------------------------------------------------------------------------------
                                                          1998                    1997                    1996
FINANCING ACTIVITIES:
Net increase (decrease) in deposits other
    than in acquisitions                               $    (4,351,344)        $    27,071,488         $     3,824,696
  Deposits assumed in acquisitions                          56,533,956                       -                       -
  Federal Home Loan Bank advances                        1,580,034,000           2,037,150,900           1,479,348,400
  Repayment of Federal Home Loan Bank
    advances                                            (1,626,965,038)         (2,073,770,768)         (1,463,114,691)
  Net increase (decrease) in repurchase
    agreements                                             (18,577,355)             10,585,000              10,100,000
  Proceeds from stock offering                              32,381,049                                               -
  Exercise of stock options                                     40,000                  78,300                 145,940
  Dividends paid                                            (1,153,496)             (1,067,810)               (539,685)
                                                       ---------------         ---------------         ---------------
            Net cash provided by financing
              activities                                    17,941,772                  47,110              29,764,660
NET INCREASE IN CASH AND
  DUE FROM BANKS                                               975,804                 759,138                 186,390
CASH AND DUE FROM BANKS,
  BEGINNING OF YEAR                                          2,805,273               2,046,135               1,859,745
                                                       ---------------         ---------------         ---------------
CASH AND DUE FROM BANKS,
  END OF YEAR                                          $     3,781,077         $     2,805,273         $     2,046,135
                                                       ===============         ===============         ===============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $    18,832,896         $    18,426,591         $    18,528,748
                                                       ===============         ===============         ===============
    Income taxes                                       $     1,201,232         $       825,000         $       870,000
                                                       ===============         ===============         ===============
SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTMENT ACTIVITIES:
  Transfers from loans to real estate acquired,
    or deemed acquired, through foreclosure            $       128,829         $       294,241         $       233,293
                                                       ===============         ===============         ===============
  Loans originated to finance the sale of real
    estate acquired through foreclosure                $             -         $       349,446         $       145,393
                                                       ===============         ===============         ===============
  Securities transferred from held-to-maturity
    to available-for-sale                              $   177,800,000
                                                       ===============



                                                                     (Concluded)

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Pocahontas Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Pocahontas Federal Savings and Loan Association (the "Bank"), as well as the Bank's subsidiaries, P.F. Service, Inc. and Sun Realty, Inc. which provide real estate services. All significant intercompany transactions have been eliminated in consolidation. The Bank operates 12 branches in northern and eastern Arkansas as a federally chartered savings and loan.

   On March 31, 1998, the Bank and Pocahontas Federal Holding Company (the "Mutual Holding Company") completed a second step conversion (the "Reorganization"). As part of the Reorganization, the Company was formed as a first-tier wholly owned subsidiary of the Bank. The Mutual Holding Company was converted to an interim federal stock savings association and simultaneously merged with and into the Bank, at which point the Mutual Holding Company ceased to exist and 862,500 shares or 54% of the outstanding Bank common stock held by the Mutual Holding Company was canceled. A second interim savings and loan association ("Interim") formed by the Company solely for the Reorganization was then merged with and into the Bank. As a result of the merger of Interim with and into the Bank, the Bank became a wholly owned subsidiary of the Company. Pursuant to an exchange ratio of 4.0245 shares for each share of the Bank stock, which provided the public shareholders of the Bank a maintenance of their 46% ownership of the Company, the 769,924 outstanding shares held by the public shareholders of the Bank were exchanged for approximately 3,100,000 shares of the Company. Concurrent with the Reorganization, the Company sold 3,570,750 (essentially the equivalent of shares held by the Mutual Holding Company) additional shares to members of the Mutual Holding Company, employees of the Bank and the public at a price of $10.00 per share. Reorganization and stock offering costs of approximately $919,000 resulted in net proceeds from the offering of approximately $34,800,000.

   Each depositor of the Bank as of the effective date of the Conversion will have, in the event of liquidation of the Bank, a right to his pro rata interest in a liquidation account established for the benefit of such depositors. Records are maintained to ensure such rights receive statutory priority as required by Office of Thrift Supervision ("OTS") regulations. The Reorganization was accounted for as a change in corporate form with the historic basis of accounting for the Bank unchanged.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH EQUIVALENTS - For the purpose of presentation in the consolidated statements of cash flows, cash, and cash equivalents are defined as those amounts included in the statement of financial condition caption "cash and due from banks."

   TRADING SECURITIES - Equity securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income.

   SECURITIES HELD-TO-MATURITY - Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in income using the level-yield method over the assets' remaining lives, adjusted for anticipated prepayments. Should other than a temporary decline in the fair value of a security occur, the carrying value of such security would be written down to current market value by a charge to operations.

   SECURITIES AVAILABLE-FOR-SALE - Available-for-sale securities consist of bonds, notes and debentures. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual held-for-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. As of September 30, 1998, no securities were determined to have other than a temporary decline in fair value below cost.

   LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

   Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

   The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet contractual principal or interest obligations or where interest or principal is 90 days or more past due. When a loan is placed on nonaccrual status, accrual of interest ceases and, in general, uncollected past due interest (including interest applicable to prior reporting periods, if any) is reversed and charged against current income. Therefore, interest income is not recognized unless the financial condition or payment record of the borrower warrant the recognition of interest income. Interest on loans that have been restructured is generally accrued according to the renegotiated terms.

   ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Loan principal is charged against the allowance for loan losses when management believes that the loss of the principal is probable. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb future loan losses on existing loans, a provision for loan losses is made and the allowance for loan losses is increased to the level considered necessary to provide an adequate allowance to absorb estimated losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Economic conditions may result in the necessity to change the allowance quickly in order to react to deteriorating financial conditions of the Company's borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers' financial conditions deteriorate or if real estate values decline.

   Estimates of anticipated loan losses involve judgment. While in particular periods the Company may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowances for loan losses reflected in the consolidated statements of financial condition are adequate to absorb estimated losses which may exist in the current loan portfolio.

   FORECLOSED REAL ESTATE - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

   PREMISES AND EQUIPMENT - Land is carried at cost. Buildings and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.

   CORE DEPOSIT PREMIUM - Core deposit premiums paid are being amortized over ten years which approximates the estimated life of the purchased deposits. The carrying value of core deposit premiums is periodically evaluated to estimate the remaining periods of benefit. If these periods of benefits are determined to be less than the remaining amortizable life, an adjustment to reflect such shorter life may be made.

   INCOME TAXES - Deferred tax assets and liabilities are recorded for temporary differences between the carrying value and tax bases of assets and liabilities. Such amounts are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

   STOCK COMPENSATION - The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. At September 30, 1998, all stock options outstanding were granted in April 1994.

   IMPACT OF NEW ACCOUNTING STANDARDS - In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Association will be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishing standards for the way public enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods. The adoption of SFAS 130 and 131 is not expected to have a material effect on the Company's consolidated financial statements.

   In February 1998, the FASB issued Statement No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132"). The statement revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, No. 88 and No. 106 were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 is not expected to have a material effect on the Company's consolidated financial statements.

   The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") on July 1, 1998. As permitted by SFAS No. 133, on July 1, 1998, the Company transferred securities previously classified as held-to-maturity with a carrying value of approximately $177,800,000 and a fair value of approximately $182,400,000 into the available-for-sale category, where their carrying value became their fair value. This transfer resulted in an unrealized gain, net of tax of approximately $2,900,000 at July 1, 1998. The other provisions of SFAS No. 133 had no significant effect on the Company at July 1 or September 30, 1998, or for the year ended September 30, 1998.

   RECLASSIFICATIONS - Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

2. FAIR VALUES OF FINANCIAL INSTRUMENTS

   The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair values of financial instruments at September 30, 1998 and 1997, were as follows (items which are not financial instruments are not included):


                                                   1998                                    1997
                                       CARRYING           ESTIMATED            CARRYING           ESTIMATED
                                       AMOUNTS            FAIR VALUE           AMOUNTS            FAIR VALUE
Financial assets and liabilities:
  Cash and due from banks            $  3,781,077        $  3,781,077        $  2,805,273        $  2,805,273
  Cash surrender value of
    life insurance                      5,821,800           5,821,800           5,639,161           5,639,161
  Securities held-to-maturity           9,425,080           9,568,105         200,552,569         202,897,745
  Securities-available-for
   sale                               173,626,023         173,626,023                   -                   -
  Securities-trading                    1,588,535           1,588,535                   -                   -
  Loans receivable, net               193,727,664         198,673,095         159,690,201         167,482,954
  Accrued interest receivable           2,407,273           2,407,273           2,229,531           2,229,531
  Federal Home Loan Bank
    stock                              10,059,900          10,059,900          10,052,700          10,052,700
  Demand and savings deposits          58,324,117          58,324,117          35,073,337          35,073,337
  Time deposits                       137,212,591         142,484,562         108,280,759         108,379,913
  Federal Home Loan Bank
    advances                          143,670,000         143,670,000         190,601,038         190,304,592
  Securities sold under
    agreements to repurchase            2,107,645           2,107,645          20,685,000          20,685,000

   For purposes of the above disclosures of estimated fair value, the following assumptions were used. The estimated fair value for cash and due from banks, cash surrender value of life insurance, accrued interest receivable, and Federal Home Loan Bank ("FHLB") stock is considered to approximate cost. The estimated fair values for securities are based on quoted market values for the individual securities or for equivalent securities. The fair value for loans is estimated by discounting the future cash flows using the current rates the Company would charge for similar such loans at the applicable date. The estimated fair value for demand and savings deposits is based on the amount for which they could be settled on demand. The estimated fair values for time deposits, FHLB advances and securities sold under agreement to repurchase are based on estimates of the rate the Company would pay on such deposits and borrowed funds at the applicable date, applied for the time period until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

3. INVESTMENT SECURITIES

   The amortized cost and estimated fair values of securities at September 30 are as follows:


                                                            1998
                                                   GROSS            GROSS           ESTIMATED
                                    AMORTIZED    UNREALIZED       UNREALIZED           FAIR
       HELD-TO-MATURITY                COST         GAINS           LOSSES            VALUE

U.S. Government agencies           $        -  $             -  $            -   $               -
State and municipal securities      9,425,080          143,025                           9,568,105
Mortgage backed securities                  -                -               -                   -
                                   ----------  ---------------  --------------  ------------------
              Total                $9,425,080  $       143,025  $            -  $        9,568,105
                                   ==========  ===============  ==============  ==================

                                                                 1998
                                                          GROSS            GROSS            ESTIMATED
                                     AMORTIZED         UNREALIZED        UNREALIZED            FAIR
     AVAILABLE-FOR-SALE                 COST              GAINS            LOSSES             VALUE

U.S. Government agencies             $ 21,308,638       $  347,809  $             -         $ 21,656,447
State and municipal
 securities                                     -                -                -                    -
Mortgage backed securities            149,496,062        2,582,802         (109,288)         151,969,576
                                     ------------       ----------  ---------------         ------------
           Total                     $170,804,700       $2,930,611  $      (109,288)        $173,626,023
                                     ============       ==========  ===============         ============

                                                                  1997
                                                        GROSS            GROSS            ESTIMATED
                                       AMORTIZED      UNREALIZED        UNREALIZED            FAIR
      HELD-TO-MATURITY                    COST           GAINS            LOSSES             VALUE

U.S. Government agencies             $ 26,857,998       $  229,148        $ (10,679)        $ 27,076,467
State and municipal                     4,859,006           89,216                -            4,948,222
 securities
Mortgage backed securities            168,835,565        2,794,249         (756,758)         170,873,056
                                     ------------       ----------        ---------         ------------
             Total                   $200,552,569       $3,112,613        $(767,437)        $202,897,745
                                     ============       ==========        =========         ============

   The amortized cost and estimated fair value of debt securities at September 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                      HELD-TO-MATURITY           AVAILABLE-FOR-SALE
                                ------------------------   ------------------------------
                                               ESTIMATED                      ESTIMATED
                                   Amortized      FAIR       AMORTIZED          FAIR
                                      Cost       VALUE          COST            VALUE

Due in one year or less           $    5,010  $    5,077   $  9,146,232      $  9,192,697
Due from one year to five years       20,078      20,631      8,164,274         8,371,250
Due from five years to ten years      90,000      92,976      3,998,133         4,092,500
Due after ten years                9,309,992   9,449,421
Mortgage backed securities                                  149,496,061       151,969,576
                                  ----------  ----------   ------------      ------------

            Total                 $9,425,080  $9,568,105   $170,804,700      $173,626,023
                                  ==========  ==========   ============      ============



   Securities with a carrying value of $5,558,024 and $3,670,456 and a fair value of $5,570,874 and $3,788,296, respectively, at September 30, 1998 and 1997, were pledged to collateralize public and trust deposits.

4.  LOANS RECEIVABLE

   Loans receivable at September 30 are summarized as follows:


                                                                     1998                1997
Real estate loans:
  Single-family residential                                         $163,895,025        $138,539,462
  Multifamily residential                                              3,124,076           1,599,991
  Agricultural                                                         6,531,649           4,654,318
  Commercial                                                          10,268,000           9,606,087
                                                                    ------------        ------------
    Total real estate loans                                          183,818,750         154,399,858

Other loans:
  Savings account loans                                                1,160,744           1,015,124
  Commercial business                                                  8,568,416           6,533,067
  Other                                                                5,943,307           2,715,934
                                                                    ------------        ------------
    Total other loans                                                 15,672,467          10,264,125
                                                                    ------------        ------------
    Total loans receivable                                           199,491,217         164,663,983

Less:
  Undisbursed loan proceeds                                            3,656,283           2,814,982
  Unearned fees, net                                                     422,829             467,793
  Allowance for loan losses                                            1,684,441           1,691,007
                                                                    ------------        ------------
    Loans receivable, net                                           $193,727,664        $159,690,201
                                                                    ============        ============


   The Company originates adjustable rate mortgage loans to hold for investment. The Company also originates 15 year and 30 year fixed rate mortgage loans and sells substantially all new originations of such loans to outside investors. Loans held for sale at September 30, 1998 and 1997, are considered by management to be immaterial. Such loans generally have market rates of interest.

   The Company is not committed to lend additional funds to debtors whose loans have been modified.

   The Company grants real estate loans, primarily single-family residential loans, and consumer and agricultural real estate loans, primarily in north and east Arkansas. Substantially all loans are collateralized by real estate or consumer assets. Loans collateralized by real estate mortgages comprise approximately 85% of the net loan portfolio as of September 30, 1998.

5. ACCRUED INTEREST RECEIVABLE

   Accrued interest receivable at September 30 is summarized as follows:


                                                   1998              1997

Securities                                         $  819,490        $  938,070
Loans receivable                                    1,587,783         1,291,461
                                                   ----------        ----------

TOTAL                                              $2,407,273        $2,229,531
                                                   ==========        ==========


6. ALLOWANCE FOR LOAN AND FORECLOSED REAL ESTATE LOSSES

   Activity in the allowance for losses on loans and foreclosed real estate for the years ended September 30, 1998, 1997, and 1996, is as follows:



                                                                FORECLOSED
                                                   LOANS        REAL ESTATE

BALANCE, OCTOBER 1, 1995                           $1,356,709       $45,195

  Provision for losses                                411,200             -
  Charge-offs, net of recoveries                      (33,929)        3,332
                                                   ----------       -------

BALANCE, SEPTEMBER 30, 1996                         1,733,980        48,527

  Provision for losses                                 60,000             -
  Charge-offs, net of recoveries                     (102,973)       (5,240)
                                                   ----------       -------

BALANCE, SEPTEMBER 30, 1997                         1,691,007        43,287

  Charge-offs, net of recoveries                       (6,566)       (1,195)
                                                   ----------       -------

BALANCE, SEPTEMBER 30, 1998                        $1,684,441       $42,092
                                                   ==========       =======


   Gross charge-offs and recoveries are not material.

7. PREMISES AND EQUIPMENT

   Premises and equipment at September 30 are summarized as follows:


                                                 1998                 1997

Cost:
  Land                                       $   455,976          $   332,476
  Buildings and improvements                   3,053,658            1,937,912
  Furniture, fixtures, and equipment           1,151,634            1,373,813
                                             -----------          -----------

                                               4,661,268            3,644,201

Less accumulated depreciation                 (1,334,192)          (1,839,369)
                                             -----------          -----------

TOTAL                                        $ 3,327,076          $ 1,804,832
                                             ===========          ===========


8. DEPOSITS

   Deposits at September 30 are summarized as follows:

                                                                     1998                1997

Checking accounts, including noninterest-bearing deposits
  of $5,934,688 and $2,697,858 in 1998 and 1997,                    $ 45,407,816        $ 26,417,875
   respectively
Passbook savings                                                      12,916,301           8,655,462
Certificates of deposit                                              137,212,591         108,280,759
                                                                    ------------        ------------

TOTAL                                                               $195,536,708        $143,354,096
                                                                    ============        ============


   The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $20,835,427 and $20,411,446 at September 30, 1998 and 1997.

   At September 30, 1998, scheduled maturities of certificates of deposit are as follows:


Years ending September 30:                                      TOTAL

  1999                                                          $120,819,728
  2000                                                            12,006,387
  2001                                                             1,769,794
  2002                                                             1,229,169
  2003                                                             1,208,967
  Over 5 years                                                       178,546
                                                                ------------

TOTAL                                                           $137,212,591
                                                                ============



   Interest expense on deposits for the years ended September 30, 1998, 1997, and 1996, is summarized as follows:


                                     1998            1997                1996

Checking                         $  743,244       $  611,594          $  569,817
Passbook savings                    312,143          247,173             229,227
Certificates of deposit           6,796,947        5,080,331           4,581,033
                                 ----------       ----------          ----------

TOTAL                            $7,852,334       $5,939,098          $5,380,077
                                 ==========       ==========          ==========

9. FEDERAL HOME LOAN BANK ADVANCES

   The Company is required to purchase stock in the FHLB. Such stock may be redeemed at par but is not readily marketable. At September 30, 1998 and 1997, the Company had stock of $10,059,900 and $10,052,700, respectively. Pursuant to collateral agreements with the FHLB, advances are collateralized by all of the Company's stock in the FHLB and by 75% of qualifying single-family first mortgage loans with a carrying value at September 30, 1998 and 1997, of approximately $105,000,000 and $130,000,000, respectively, and investment securities having a carrying value of $36,990,641 and $117,370,552 at September 30, 1998 and 1997, respectively. Advances at September 30, 1998 and 1997, have a maturity dates as follows:


                                                1998
                                    ---------------------------------
                                       WEIGHTED
                                        AVERAGE
                                         RATE            AMOUNT
September 30:
  1999                                      5.54%    $105,670,000
  2000                                         -                -
  2001                                         -                -
  2002                                         -                -
  2003                                         -                -
  Greater than 5 years                      4.94%      38,000,000
                                                     ------------

TOTAL                                                $143,670,000
                                                     ============


   Interest expense on FHLB advances was $9,987,640, $11,732,367, and $13,128,761 for the years ended September 30, 1998, 1997, and 1996, respectively.

   The advances with maturities greater than five years as of September 30, 1998, are callable quarterly at FHLB's option and may not be prepaid without penalty.

10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase ("Reverse Repurchase Agreements" or "Reverse Repos") are as follows:

                                                   1998           1997

Balance outstanding at September 30             $ 2,107,645    $20,685,000

Average balance during the year                   6,215,266     17,684,231

Average interest rate during the year                  4.97%          5.81%

Maximum month-end balance during the year        21,850,000     21,060,000

Investment securities underlying the
  agreements at year-end:
  Carrying value                                  2,203,840     21,155,072
  Estimated market value                          2,232,782     21,304,348


   Interest expense on Reverse Repurchase Agreements was $309,048, $1,027,337, and $119,504 for the years ended September 30, 1998, 1997, and 1996, respectively.

11. DEFERRED COMPENSATION

   The Company has funded and unfunded deferred compensation agreements with an executive and non-officer members of the Board of Directors. The plans limit the ability of the executive to compete with the Company and require that the directors continue to serve for a specified period of time. The amount of expense related to such plans for the years ended September 30, 1998, 1997, and 1996, was approximately $179,000, $190,000 and $355,000, respectively.

12. RETIREMENT PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

   The Company has a defined contribution retirement plan. The plan covers all employees who have accumulated two years with 1,000 hours of service in each year. A flat percentage rate, selected by discretion of the Board of Directors is applied to the base salary of each eligible employee. The retirement plan expense for the years ended September 30, 1998, 1997, and 1996, was $170,000, $125,000, and $116,109, respectively.

   The Company established an Employee Stock Ownership Plan ("ESOP") on October 1, 1993. During 1994, the ESOP borrowed $523,250 which is collateralized by common stock of the Company and a guaranty of the Company. The note payable is guaranteed by the Company and was paid off during the year ended September 30, 1998. In connection with the Reorganization on March 31, 1998, the Company established a new ESOP. During 1998, the ESOP borrowed approximately $2.9 million from the Company to purchase shares of Company stock. The loan is collateralized by the shares that were purchased with the proceeds of the loan. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP. The Company contributed $104,650 to the ESOP in each of the three years ended September 30, 1998.

   The Company also has a supplemental retirement plan for three executive officers. The plan requires that a set amount be deposited into a trust each year until the executive officers reach 60 years of age. The amount of expense related to such plans was approximately $402,000, $235,000, and $213,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

13. INCOME TAXES

   The Company and subsidiaries file consolidated federal income tax returns on a fiscal year basis. During the year ended September 30, 1997, new legislation was enacted which provides for the recapture into taxable income of certain amounts previously deducted as additions to the bad debt reserves for income tax purposes. The Company began changing its method of determining bad debt reserves for tax purposes following the year ended September 30, 1996. The amounts to be recaptured for income tax reporting purposes are considered by the Company in the determination of the net deferred tax liability.

   Income tax provision (benefit) for the years ended September 30 is summarized as follows:


                              1998             1997              1996

Current                    $1,353,856        $  930,195        $ 532,810
Deferred                      (59,617)          414,295         (146,428)
                           ----------        ----------        ---------

TOTAL                      $1,294,239        $1,344,490        $ 386,382
                           ==========        ==========        =========

   The net deferred tax asset, which is included in other assets, consisted of the following:



                                                          1998          1997

Deferred tax assets:
  Deferred compensation                               $   472,452    $ 383,610
  Allowance for loan losses                               184,945      195,568
  Unrealized loss on securities - trading                 163,541
  Deferred loan fees                                                    42,495
  Other                                                                 48,056
                                                      -----------    ---------

          Total deferred tax assets                       820,938      669,729

Deferred tax liabilities:
  Unrealized gain on available-for-sale securities     (1,015,678)
  FHLB stock dividends                                   (677,893)    (587,049)
  Other                                                   (17,211)     (16,465)
                                                      -----------    ---------

            Total deferred tax liabilities             (1,710,782)    (603,514)
                                                      -----------    ---------

Net deferred tax asset (liability)                    $  (889,844)   $  66,215
                                                      ===========    =========


   The income tax provision differed from the amounts computed by applying the federal income tax rates as a result of the following:


                                          1998                           1997                            1996
                             ----------------------------    ---------------------------    ---------------------------
Expected income tax expense         34.0%      $1,421,734          34.0%      $1,264,802           34.0%      $ 799,994
Exempt income                       (2.6)        (107,103)         (1.5)         (54,618)          (6.1)       (143,203)
Cash surrender value of life
  insurance                         (1.5)         (62,098)         (2.0)         (73,096)
State tax, net of federal
 benefit                             4.3          179,389           4.0          147,312            4.3         101,176
Reduction in valuation
  allowance                                                                                        (5.5)       (129,184)
ESOP contribution                    2.1           87,161
Change in estimate                  (4.3)        (179,892)         (0.3)         (12,688)         (10.3)       (242,401)
Other                               (1.1)         (44,952)          1.9           72,778
                                   -----       ----------         -----       ----------      ---------   -------------
TOTAL                               30.9%      $1,294,239          36.1%      $1,344,490           16.4%      $ 386,382
                                   =====       ==========         =====       ==========          =====       =========



   The Company and the Bank provide for the recognition of a deferred tax asset or liability for the future tax consequences of differences in carrying amounts and tax bases of assets and liabilities. Specifically exempted from this provision are bad debt reserves for tax purposes of U.S. savings and loan associations in the association's base year, as defined. Base year reserves total approximately $2,979,000 at September 30, 1998. Consequently, a deferred tax liability of approximately $1,141,000 related to such reserves is not provided for in the statement of financial condition at September 30, 1998.

14. REGULATORY MATTERS

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

   As of September 30, 1998 and 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts (in thousands) and ratios are also presented in the table:


                                                                                                 REQUIRED
                                                                                           TO BE CATEGORIZED AS
                                                                         REQUIRED         WELL CAPITALIZED UNDER
                                                                        FOR CAPITAL          PROMPT CORRECTIVE
                                                   ACTUAL            ADEQUACY PURPOSES       ACTION PROVISIONS
                                               ----------------     --------------------  -----------------------
                                                AMOUNT    RATIO        AMOUNT      RATIO        AMOUNT      RATIO
As of September 30, 1998:
  Tangible capital to tangible assets           $41,082   10.24%          $ 6,019   1.50%             N/A     N/A
  Core capital to adjusted tangible assets       41,082   10.24            16,052   4.00           $20,060   5.00
  Total capital to risk weighted assets          42,739   22.62            15,118   8.00            18,894  10.00
  Tier I capital to risk weighted assests        41,082   21.74             7,559   4.00            11,338   6.00

As of September 30, 1997:
  Tangible capital to tangible assets           $24,246    6.32%          $ 5,754   1.50%             N/A     N/A
  Core capital to adjusted tangible assets       24,246    6.32            11,509   3.00           $19,182   5.00
  Total capital to risk weighted assets          25,913   16.22            12,781   8.00            15,976  10.00
  Tier I capital to risk weighted assests        24,246   15.18             6,389   4.00             9,581   6.00

15. DIVIDENDS

   During the years ended September 30, 1998, 1997, and 1996, the Company declared dividends of $0.23, $0.21, and $0.18 per common share, respectively. Cash dividends of $1,153,496, $1,067,810, and $583,862 were paid or accrued in 1998, 1997, and 1996, respectively.

16. EARNINGS PER SHARE

                                                                   YEAR ENDED SEPTEMBER 30
                                                         -------------------------------------------
                                                           1998             1997             1996
Basic EPS weighted average shares                        6,388,906        6,327,798        6,240,231
Add dilutive effect of unexercised options                 146,162          158,260          142,097
                                                         ---------        ---------        ---------
            Dilutive EPS weighted average shares         6,535,068        6,486,058        6,382,328
                                                         =========        =========        =========

17. COMMITMENTS AND CONTINGENCIES

   In the ordinary course of business, the Company and subsidiaries have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Company and subsidiaries.

18. FINANCIAL INSTRUMENTS

   The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition.
   Instruments used to reduce exposure to fluctuations in interest rates are considered in the aggregate and individually immaterial. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

   Unless noted otherwise, the Company does not require collateral or other security to support such financial instruments with credit risk.

   COMMITMENTS TO EXTEND CREDIT AND FINANCIAL GUARANTEES - Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds marketable securities as collateral supporting these commitments for which collateral is deemed necessary.

   At September 30, 1998, the Company had the following outstanding commitments to extend credit:

Undisbursed loans in process                                   $ 3,654,653
Unfunded lines of credit                                         1,564,172
Outstanding loan commitments                                     7,285,159
                                                               -----------

            Total outstanding commitments                      $12,503,984
                                                               ===========

   The Company has not incurred any losses on its commitments in any of the three years in the period ended September 30, 1998.

   At September 30, 1998, commitments to fund fixed rate loans totaled $2,961,800 with interest rates ranging from 6.375% to 8.50%.

19. RELATED PARTY TRANSACTIONS

   In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests total approximately $755,909 and $857,176 at September 30, 1998 and 1997, respectively.

20. RESTRICTED STOCK AWARD PROGRAMS AND STOCK OPTION PLANS

   The 1994 Incentive Stock Option Plan for senior executives and key employees granted options to purchase 49,833 shares of common stock. The plan authorizes the grant of incentive stock options, non-statutory stock options, and limited rights. Under the plan, options become exercisable 20% after each of the five years following the grant. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.

   The Stock Option Plan for outside directors may grant non-qualified stock options to purchase shares of common stock for each outside director who was serving in such a capacity on the date of the Company's initial stock offering in 1994. The purchase price of the common stock deliverable upon the execution of each non-qualified stock option shall be the price at which the common stock of the Company was offered in the initial offering ($10). The Company granted options on 20,643 shares of common stock (options on 24,917 shares may be granted under the plan). The plan also provides for subsequent grants of non-qualifying stock options to others who become outside directors after the date of the offering. Options reserved for future grant shall vest ratably at 20% each year commencing on the first September 30th after the person becomes an outside director through September 30, 2002, at which time all options shall become vested.

   On October 23, 1998, the Company's stockholders voted to approve a stock option plan and a recognition and retention plan. Options were granted to officers and directors on 357,075 shares at $9.00 per share, the fair market value on the date of grant. The options vest evenly over five years and expire in ten years.

   The recognition and retention plan included 142,830 shares which were granted to directors and executive officers. Such shares will vest over five years. The allocation will be made January 3, 2000.

21. BRANCH ACQUISITIONS

   On January 22, 1998, the Bank consummated the purchase of deposits, premises, and equipment of three branches within its market area. As a result of this transaction, deposits increased $27.9 million, fixed assets increased $0.9 million, core deposit premium increased $1.8 million and cash increased $25.2 million. No loans were purchased.

   On September 18, 1998, the Bank consummated the purchase of deposits of three branches in markets contiguous to its existing market area. As a result of this transaction deposits increased approximately $28.7 million, cash increased approximately $27.1 million, loans increased $0.2 million and core deposit premium increased approximately $0.9 million. Loans purchased in this transaction were collateralized by deposits.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following tables represent summarized data for each of the four quarters in the years ended September 30, 1998 and 1997:

                                                                  1998
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FOURTH          THIRD         SECOND          FIRST
                                                    QUARTER         QUARTER        QUARTER        QUARTER
Interest income                                       $6,977          $7,060         $7,002         $6,814
Interest expense                                       4,418           4,267          4,790          4,926
                                                      ------          ------         ------         ------

Net interest income                                    2,559           2,793          2,212          1,888
Provision for loan losses                                  -               -              -              -
                                                      ------          ------         ------         ------
Net interest income after
  provision for loan losses                            2,559           2,793          2,212          1,888
Non-interest income                                      (23)            270            361            311
Non-interest expense                                   1,754           1,619          1,522          1,296
                                                      ------          ------         ------         ------
Income before income taxes                               782           1,444          1,051            903
Income tax expense                                        73             513            383            325
                                                      ------          ------         ------         ------
Net income                                            $  709          $  931         $  668         $  578
                                                      ======          ======         ======         ======
Basic earnings per share                              $ 0.11          $ 0.15         $ 0.10         $ 0.09
Diluted earnings per share                            $ 0.11          $ 0.14         $ 0.10         $ 0.09
Cash dividends declared per
  common share                                        $0.060          $0.060         $0.056         $0.056

                                                                            1997
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOURTH          THIRD         SECOND          FIRST
                                                    QUARTER        QUARTER        QUARTER        QUARTER
Interest income                                       $6,663         $6,592         $6,361         $6,475
Interest expense                                       4,831          4,711          4,540          4,615
                                                      ------         ------         ------         ------

Net interest income                                    1,832          1,881          1,821          1,860
Provision for loan losses                                  -                            30             30
                                                      ------         ------         ------         ------

Net interest income after
  provision for loan losses                            1,832          1,881          1,791          1,830
Non-interest income                                      392            291            315            352
Non-interest expense                                   1,388          1,179          1,116          1,283
                                                      ------         ------         ------         ------

Income before income taxes                               836            993            990            899
Income tax expense                                       309            371            348            315
                                                      ------         ------         ------         ------

Net income                                            $  527         $  622         $  642         $  584
                                                      ======         ======         ======         ======

Basic earnings per share                              $ 0.08         $ 0.09         $ 0.10         $ 0.11

Diluted earnings per share                            $ 0.08         $ 0.08         $ 0.08         $ 0.11

Cash dividends declared per
  common share                                        $0.056         $0.056         $0.056         $0.052

                                *  *  *  *  *  *

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

                                   PART III

ITEM 10   DIRECTORS AND OFFICERS OF THE REGISTRANT
-------   ----------------------------------------

     The table below sets forth certain information, as of September 30, 1998, regarding members of the Company's Board of Directors, including the terms of office of Board members.

                                                                                                   Shares of
                                                                                                  Common Stock
                                          Positions                                               Beneficially
                                         Held in the                     Served    Current Term     Owned on       Percent
Name (1)                          Age      Company                      Since (2)   to Expire    Record Date (3)  Of Class
--------                          ---  ----------------                 ---------  ------------  ---------------  ---------
NOMINEES
James A. Edington                  48  Executive Vice                       1994           1999         119,064        1.8%
                                       President and Director

Robert Rainwater                   63  Director                             1981           1999          25,782         *

DIRECTORS CONTINUING IN OFFICE
Ralph B. Baltz                     50  Chairman                             1986           2000         123,360        1.8%

Marcus Van Camp                    50  Director                             1990           2000          25,610         *

Skip Martin                        49  President, Chief                     1988           2001         155,887        2.3%

Charles R. Ervin                   61  Director                             1988           2001          53,935         *

N. Ray Campbell                    48  Director                             1992           2000          34,457         *

EXECUTIVE OFFICER
Dwayne Powell                      34  Chief Financial Officer                                           23,164         *

-----------
*   Less than 1%
(1) The mailing address for each person listed is 203 West Broadway, Pocahontas, Arkansas 72455. Each of the persons listed is also a director of Pocahontas Federal Savings and Loan Association (the "Bank"), the Company's wholly owned subsidiary.
(2) Reflects initial appointment to the Board of Directors of the Bank's mutual predecessor.
(3) See definition of "beneficial ownership" in the table "Beneficial Ownership of Common Stock."

     Skip Martin has been the President and Chief Executive Officer of the Bank since 1990, and of the Company since its formation in 1998. He has been a member of the Board of Directors of the Bank since 1988 and of the Company since its formation. Prior to his appointment as President and Chief Executive Officer, Mr. Martin served as Vice President of the Bank. Mr. Martin has been employed by the Bank since 1972 and has been an officer of the Bank since 1978.

     Ralph P. Baltz has been Chairman of the Board of the Bank since January 1997 and of the Company since its formation. Mr. Baltz is a general contractor and residential developer and is the President and owner/operator of Tri-County Sand and Gravel, Inc.

     Marcus Van Camp is the Superintendent of Schools at Pocahontas Public Schools, and has been employed by such schools for 25 years.

     James A. Edington has been Executive Vice President of the Bank since 1991 and of the Company since its formation. He has been the Bank's compliance officer, security officer, secretary, and treasurer. Mr. Edington has been employed in executive roles with the Bank since 1983.

     Charles R. Ervin is retired. Prior to his retirement, Mr. Ervin was President and owner of C.E.C., Inc., a construction company, since March 1992. Prior to that, Mr. Ervin was President and part-owner of M.T.C., Inc., a general contractor specializing in tenant construction in shopping centers nationally.

     N. Ray Campbell is the Owner and Operator of Big Valley Trailer Manufacturing. Prior to this, Mr. Campbell was the Plant Manager of Waterloo Industries, an industrial firm located in Pocahontas, Arkansas.

     Robert Rainwater is semi-retired. Prior to his retirement, Mr. Rainwater was the owner of Sexton Pharmacy in Walnut Ridge, Arkansas.

     Dwayne Powell, CPA, has served as Chief Financial Officer of the Bank since October 1996 and of the Company since its formation. Prior to that, Mr. Powell was an Audit Manager for Deloitte & Touche LLP, primarily serving financial institution clients.

ITEM 11   EXECUTIVE COMPENSATION
-------   ----------------------

     The following table sets forth for the years ended September 30, 1998, 1997, and 1996, certain information as to the total remuneration paid by the Company to the Chief Executive Officer and all other executive officers whose salary and bonuses exceeded $100,000 ("Named Executive Officers"). For the period prior to formation of the Company in 1998, the remuneration information relates to that paid by the Bank to the Named Executive Officers.

                                                                              LONG-TERM COMPENSATION
                                                                         -------------------------------
                                             ANNUAL COMPENSATION                 AWARDS          PAYOUTS
                                        -------------------------------  ----------------------  -------
                                YEAR                           OTHER     RESTRICTED   OPTIONS/                 ALL
NAME AND                       ENDED                         ANNUAL COM-   STOCK        SARS      LTIP        OTHER
PRINCIPAL POSITION           SEPT. 30,   SALARY (1)   BONUS   PENSATION  AWARDS (3)      (#)     PAYOUTS  COMPENSATION (2)
------------------           ---------  ------------  ------ ----------  -----------  ---------  -------  ----------------
Skip Martin...................    1998     $196,000       --         --          --         --        --          $20,161
  President and Chief             1997      166,100   10,200         --          --         --        --           18,957
  Executive Officer               1996      141,100    9,900         --          --         --        --           20,551

James A. Edington.............    1998      171,000       --         --          --         --        --           20,161
  Executive Vice                  1997      140,000    9,700         --          --         --        --           19,778
  President and Secretary         1996       95,000    9,700         --          --         --        --           13,071

Dwayne Powell.................    1998      125,000       --         --          --         --        --           20,161
  Chief Financial Officer(4)      1997      100,000       --         --      53,047         --        --               88

____________________________________
(1) Includes Board of Director and committee fees.
(2) Consists of payments made pursuant to the Bank's Profit Sharing Plan. See "--Benefits for Employees and Officers." Also includes the Bank's contributions or allocations (but not earnings) pursuant to the Bank's Employee Stock Ownership Plan. Does not include benefits pursuant to the Bank's Pension Plan. See "--Benefits for Employees and Officers." The Company also provides its Chief Executive Officer with use of a Company-owned automobile, the value of which use did not exceed the lesser of $50,000 or 10% of such officer's cash compensation.
(3) Represents awards made pursuant to the Bank's Recognition and Retention Plan for Employees, which awards vest in five equal annual installments commencing on March 31, 1995, and the Company's Recognition and Retention Plan. Dividends on such shares accrue and are paid to the recipient when the shares are granted. The value of such shares was determined by multiplying the number of shares awarded by the price at which the shares of common stock were sold. Pursuant to resolution of the Board of Directors adopted on January 21, 1998, all outstanding unvested awards were deemed earned as of January 21, 1998.
(4) Mr. Powell was not employed by the Bank in fiscal year 1996.

==================================================================================================
                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                  FISCAL YEAR-END OPTION VALUES
==================================================================================================
NAME                    SHARES      VALUE       NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED
                       ACQUIRED    REALIZED          OPTIONS AT           IN-THE-MONEY OPTIONS AT
                         UPON                      FISCAL YEAR-END            FISCAL YEAR-END
                       EXERCISE               ----------------------------------------------------
                                              EXERCISABLE/UNEXERCISABLE  Exercisable/Unexercisable
==================================================================================================
Skip Martin               16,098    $123,182              64,121/20,055          $413,580/$120,355

James A. Edington             --          --              40,110/10,027          $ 258,710/$64,674
==================================================================================================

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

     Persons and groups who beneficially own in excess of 5% of Common Stock are required to file certain reports with the Securities and Exchange Commission (the "SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

     The following table sets forth, as of the Record Date, the shares of Common Stock beneficially owned by the Company's directors, named executive officers (as defined in "--Executive Compensation"), and executive officers and directors as a group, as well as each person who was the beneficial owner of more than 5% of the outstanding shares of Company Common Stock as of the Record Date.

                                         AMOUNT OF SHARES
                                         OWNED AND NATURE   PERCENT OF SHARES
                                           OF BENEFICIAL     OF COMMON STOCK
HOLDER                                     OWNERSHIP (1)     OUTSTANDING (4)
------                                   -----------------  ------------------

All Directors and Executive Officers
as a Group (8 persons)                            561,259                 8.4

Pocahontas Federal Savings and Loan               536,582                 8.0
401(k) Savings and Employee Stock
Ownership Plan. (2)(3)

Drake Associates, L.P. and affiliates             501,224                 7.5
55 Brookville Road
Glen Head, New York  11545


------------------
 *  Less than 1%.
(1) Based solely upon the filings made pursuant to the Exchange Act and information furnished by the respective persons. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has sole or shared voting or investment power with respect to such shares, or has a right to acquire beneficial ownership at any time within 60 days from the date as to which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as shares owned by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2) Under the Pocahontas Federal Savings and Loan Association 401(k) Savings and Employee Stock Ownership Plan (the "ESOP"), shares allocated to participants' accounts are voted in accordance with the participants' directions. Unallocated shares held by the ESOP are voted by the ESOP Trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares. As of the Record Date, 215,035 shares of Common Stock were allocated under the ESOP.
(3) Excludes 44,123 shares of Common Stock or 0.66% of the shares of Common Stock outstanding, owned by the ESOP for the benefit of the named Executive Officers of the Bank.
(4) Total Common Stock outstanding includes shares that may be acquired pursuant to presently exercisable options.

ITEM 13   CERTAIN TRANSACTIONS
-------   --------------------

     The Bank has followed a policy of granting consumer loans and loans secured by one to four family real estate to officers, directors and employees. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with the general public prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features.

     All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law generally requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates, subject to limited exceptions. However, recent regulations now permit executive officers and directors to receive the same terms on loans through plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to all directors, executive officers, and their associates totaled $705,697 at September 30, 1998, which was 1.2% of the Company's stockholders' equity at that date. There were no loans outstanding to any director, executive officer or their affiliates at preferential rates or terms which in the aggregate exceeded $60,000 during the three years ended September 30, 1998. All loans to directors and officers were performing in accordance with their terms at September 30, 1998.


                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------   -------------------------------------------------------
          FORM 8-K
          --------

     (a)(1)  Financial Statements
             --------------------

     Financial statements have been included in Item 8.

     (a)(2) Financial Statement Schedules
            -----------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (a)(3) Exhibits
            --------

                                              Sequential Page
                                             Reference to Prior     Number Where
                                             Filing or Exhibit    Attached Exhibits
 Regulation S-K                               Number Attached    Are Located in This
 Exhibit Number           Document                 Hereto         Form 10-K Report
----------------  -------------------------  ------------------  -------------------
     2             Plan of Reorganization           None           Not Applicable

     3            Articles of Incorporation         None           Not Applicable

                                                  Sequential Page
                                                 Reference to Prior     Number Where
                                                 Filing or Exhibit    Attached Exhibits
 Regulation S-K                                   Number Attached    Are Located in This
 Exhibit Number             Document                   Hereto         Form 10-K Report
----------------  -----------------------------  ------------------  -------------------
       3                     Bylaws                     None           Not Applicable

       4            Instruments defining the            None           Not Applicable
                   rights of security holders,
                      including debentures

       9             Voting trust agreement             None           Not Applicable

       10              Material contracts               None           Not Applicable

       11           Statement re: computation           Not            Not Applicable
                      of per share earnings           Required

       12           Statement re: computation           Not            Not Applicable
                            of ratios                 Required

       13         Annual Report to Stockholders         None           Not Applicable


       16             Letter re: change in
                           certifying                   None           Not Applicable
                           accountants

       18             Letter re: change in
                      accounting principles             None           Not Applicable

       19              Previously unfiled
                            documents                   None           Not Applicable

       21          Subsidiaries of Registrant            21                Page 29

                                                 Sequential Page
                                                Reference to Prior     Number Where
                                                Filing or Exhibit    Attached Exhibits
 Regulation S-K                                  Number Attached    Are Located in This
 Exhibit Number             Document                  Hereto         Form 10-K Report
----------------  ----------------------------  ------------------  -------------------
       22          Published report regarding          None           Not Applicable
                  matters submitted to vote of
                        security holders

       23            Consent of Experts and            Not            Not Applicable
                            Counsel                  Required

       24              Power of Attorney               None           Not Applicable

       28           Information from reports           None           Not Applicable
                       furnished to state
                      insurance regulatory
                          authorities

       99             Additional Exhibits              None           Not Applicable


     (b)  Reports on Form 8-K:

          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           POCAHONTAS BANCORP, INC.


Date: December 21, 1998                 By: /s/ Skip Martin
                                           ----------------------------------
                                                Skip Martin, President and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Skip Martin                     By: /s/ Dwayne Powell
   ----------------------------------      ----------------------------------
   Skip Martin                             Dwayne Powell
   President, Chief Executive Officer,     Chief Financial Officer
   and Director                            (Principal Financial Officer)
   (Principal Executive Officer)

Date:  December 21, 1998                Date:  December 21, 1998


By: /s/ Ralph P. Baltz                  By: /s/ James A. Edington
   ----------------------------------      ----------------------------------
   Ralph P. Baltz                          James A. Edington
   Chairman of the Board and Director      Executive Vice President, Secretary,
   and Director

Date:  December 21, 1998                Date:  December 21, 1998



By:                                     By: /s/ Marcus Van Camp
   ----------------------------------      ----------------------------------
   Charles R. Ervin                        Marcus Van Camp
   Director                                Director

Date:  December 21, 1998                Date:  December 21, 1998



By: /s/ N. Ray Campbell                 By: /s/ Robert Rainwater
   ----------------------------------      ----------------------------------
   N. Ray Campbell                         Robert Rainwater
   Director                                Director

Date:  December 21, 1998                Date:  December 21, 1998