Form 10-Q
period 1998-12-31
POCAHONTAS BANCORP INC
filed 1999-02-16
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE # 0-23969
                            POCAHONTAS BANCORP, INC.

                 State of Incorporation
                 ----------------------
                     DELAWARE                  IRS Employer Identification
                                                      No. 71-0806097

                      Address                      Telephone Number
                      -------                      ----------------

                  203 West Broadway                (870) 892-4595
             Pocahontas, Arkansas  72455



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

There were 6,245,041 shares of Common Stock ($.10 par value) issued and outstanding as of December 31, 1998.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                                            PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

     Condensed Consolidated Statements of Financial Condition at December 31, 1998
       (unaudited) and September 30, 1998                                                     1

     Condensed Consolidated Statements of Income and Comprehensive Income
       for the Three Months Ended December 31, 1998 and 1997 (unaudited)                      2

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended
       December 31, 1998 and 1997 (unaudited)                                                 3

     Notes to Condensed Consolidated Financial Statements (unaudited)                         4

     Independent Accountants' Report                                                          7

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                8

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       10

PART II.  OTHER INFORMATION                                                                  11



ITEM 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------

                                                                       (Unaudited)
                                                                    December 31, 1998   September 30, 1998
ASSETS
Cash                                                                  $   8,472,094       $   3,781,077
Cash surrender value of life insurance                                    5,866,801           5,821,800
Equity investments, at fair value                                         1,668,044           1,588,535
Investment securities - held to maturity                                  9,505,199           9,425,080
Investment securities - available for sale                              159,395,451         173,626,023
Loans receivable, net                                                   195,406,689         193,727,664
Accrued interest receivable                                               2,335,590           2,407,273
Premises and equipment, net                                               3,783,683           3,327,076
Federal Home Loan Bank Stock, at cost                                    10,205,600          10,059,900
Core deposit premium                                                      2,640,255           2,576,908
Other assets                                                                909,370             639,762
                                                                      -------------       -------------

TOTAL ASSETS                                                          $ 400,188,776       $ 406,981,098
                                                                      =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                            $ 195,813,676       $ 195,536,708
  Federal Home Loan Bank advances                                       141,900,000         143,670,000
  Securities sold under agreements to repurchase                          2,656,800           2,107,645
  Deferred compensation                                                     720,795             717,726
  Accrued expenses and other liabilities                                  3,687,203           4,382,221
                                                                      -------------       -------------

          Total liabilities                                             344,778,474         346,414,300

STOCKHOLDERS' EQUITY:
  Common stock                                                               68,281              66,853
  Additional paid-in capital                                             50,239,577          50,094,461
  Reduction for ESOP debt guaranty                                       (2,377,673)         (2,856,600)
  Treasury stock                                                         (5,443,883)                  0
  Retained earnings                                                      11,887,403          11,456,439
  Accumulated other comprehensive income:
    Unrealized gain on available for sale securities, net of tax          1,036,597           1,805,645
                                                                      -------------       -------------

           Total stockholders' equity                                    55,410,302          60,566,798
                                                                      -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 400,188,776       $ 406,981,098
                                                                      =============       =============


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            1998               1997
INTEREST INCOME:
  Loans receivable                                                      $ 3,939,958       $ 3,349,562
  Investment securities                                                   2,924,831         3,464,024
                                                                        -----------       -----------
            Total interest income                                         6,864,789         6,813,586

INTEREST EXPENSE:
  Deposits                                                                2,282,603         1,786,418
  Borrowed funds                                                          1,935,361         3,139,759
                                                                        -----------       -----------
            Total interest expense                                        4,217,964         4,926,177

NET INTEREST INCOME                                                       2,646,825         1,887,409

PROVISION FOR LOAN LOSSES                                                      --                --
                                                                        -----------       -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                         2,646,825         1,887,409

OTHER INCOME:
  Dividends                                                                 149,295           143,908
  Fees and service charges                                                  177,569           107,620
  Trading gain                                                               75,197              --
  Other                                                                     173,120            59,945
                                                                        -----------       -----------

            Total other income                                              575,181           311,473
                                                                        -----------       -----------

OTHER EXPENSE:
  Compensation and benefits                                               1,271,295           825,857
  Occupancy and equipment                                                   224,236           125,771
  SAIF deposit insurance premium                                             26,740            22,247
  Professional fees                                                          60,723            41,967
  Data processing                                                           128,306            62,605
  Advertising                                                                71,587            55,078
  OTS assessment                                                             24,108            22,866
  Other                                                                     245,529           139,182
                                                                        -----------       -----------

            Total operating expense                                       2,052,524         1,295,573
                                                                        -----------       -----------

NET INCOME BEFORE INCOME TAXES                                            1,169,482           903,309

INCOME TAXES                                                                359,068           324,764
                                                                        -----------       -----------

NET INCOME                                                                  810,414           578,545

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding loss on available for sale securities arising
    during period                                                          (769,048)             --
                                                                        -----------       -----------

COMPREHENSIVE INCOME                                                    $    41,366       $   578,545
                                                                        ===========       ===========

EARNINGS PER SHARE:
  Basic                                                                 $      0.13       $      0.09
                                                                        ===========       ===========

  Diluted                                                               $      0.13       $      0.09
                                                                        ===========       ===========



See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     810,414       $     578,545
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of premises and equipment                              110,623              53,610
    Amortization of deferred loan fees                                   42,636             (21,956)
    Amortization of premiums and discounts, net                         (62,596)            (25,613)
    Net gain on sales of assets                                         (16,958)            (27,036)
    Cash surrender value of life insurance policies                     (45,001)            (50,880)
    Trading securities                                                  (79,509)               --
    Accrued interest receivable                                          71,683            (160,372)
    Core deposit premium                                                (63,347)               --
    Other assets                                                       (269,608)             (8,209)
    Deferred compensation                                                 3,069            (107,950)
    Expensed RRP shares                                                 146,544                --
    Other liabilities                                                  (216,091)           (393,248)
                                                                  -------------       -------------

            Net cash provided by operating activities                   431,859            (163,109)
                                                                  -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan repayments and originations, net                              (1,704,703)         (8,884,820)
  Net increase in FHLB stock                                           (145,700)           (693,500)
  Proceeds from maturities and principal
    repayments of investment securities                              13,444,001           2,481,887
  Proceeds from sale of loans                                              --             1,619,961
  Purchases of premises and equipment                                  (567,230)            (62,505)
                                                                  -------------       -------------

            Net cash provided (used) by investing activities         11,026,368          (5,538,977)
                                                                  -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                              276,968           4,989,527
  Net increase (decrease) in repurchase agreements                      549,155         (18,630,529)
  Proceeds of FHLB advances                                         399,565,000         507,752,000
  Repayment of FHLB advances                                       (401,335,000)       (488,027,719)
  Repurchase of stock                                                (5,443,883)               --
  Dividends paid                                                       (379,450)           (173,234)
                                                                  -------------       -------------

            Net cash provided (used) by financing activities         (6,767,210)          5,910,045
                                                                  -------------       -------------

NET INCREASE IN CASH                                                  4,691,017             207,959

CASH AT BEGINNING OF PERIOD                                           3,781,077           2,805,273
                                                                  -------------       -------------

CASH AT END OF PERIOD                                             $   8,472,094       $   3,013,232
                                                                  =============       =============


See notes to condensed consolidated financial statements

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

      The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 1998. The accompanying unaudited consolidated financial statements include the accounts of the Company and Pocahontas Federal Savings and Loan Association (the "Bank"), its wholly owned subsidiary. The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

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

      The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:


                                                                          Three Months Ended
                                                             -----------------------------------------
                                                             December 31, 1998       December 31, 1997
                                                             -----------------       -----------------
         Total basic shares outstanding                           6,007,273            6,669,185
         Add dilutive effect of unexercised options                 134,080              146,162
                                                                  ---------            ---------
         Total weighted average shares outstanding
           for dilutive earnings per share calculation            6,141,353            6,815,347
                                                                  =========            =========

3.    DECLARATION OF DIVIDENDS

      On November 18, 1998, the Board of Directors declared a $.06 per share quarterly dividend for holders of record December 15, 1998.

4.    BENEFIT PLANS

      STOCK OPTION PLAN - The Company's stockholders adopted the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award incentive stock options, non-qualified or compensatory stock options representing up to 357,075 shares of Company Stock. The options will vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 352,500 options on October 23, 1998, which have an exercise price of $9.00 per share. No options from the 1998 SOP are exercisable as of December 31, 1998, and no options have been forfeited.

      The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:


                                            As Reported        Pro forma

         Net income in thousands            $   810            $   752

         Earnings per share:
           Basic                            $  0.13            $  0.12

           Diluted                          $  0.13            $  0.12

      In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%. The weighted average fair value of options granted during the quarter ended December 31, 1998, was $4.25.

      MANAGEMENT RECOGNITION AND RETENTION PLAN - The 1998 Management Recognition and Retention Plan ("MRP") provides for a committee of the Company's Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRP authorizes the Company to grant up to 142,830 shares of the Company's common stock. The Committee granted 142,830 shares to key officers and non-employee directors on October 23, 1998. Compensation expense is being recognized based on the fair market value of the shares on the grant date of $9.00 over the vesting period. The Shares will vest immediately in the event of disability or death. At December 31, 1998, 142,830 of these shares have been purchased on the open market at a weighted average price of $9.33 per share. Approximately $147,000 in compensation expense was recognized in the three months ended December 31, 1998.

5.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS 130 on October 1, 1998, which required it to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition.

                                   * * * * * *

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Stockholders of
Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the "Company") as of December 31, 1998, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 11, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 1998, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
February 9, 1999

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT DECEMBER 31, 1998, AS COMPARED TO SEPTEMBER 30, 1998

GENERAL. The Company's total assets decreased $6.8 million or 1.7% to $400.2 million at December 31, 1998, as compared to $407.0 million at September 30, 1998.

LOANS RECEIVABLE, NET. Net loans receivable increased by $1.7 million or 0.8% to $195.4 million at December 31, 1998, from $193.7 million as of September 30, 1998. Growth in the loan portfolio was due to loan demand in the Company's local market.

INVESTMENT SECURITIES HELD TO MATURITY. Investment securities held to maturity increased $0.1 million, or .85% to $9.5 million at December 31, 1998, from $9.4 million at September 30, 1998. The increase in the Company's held to maturity investment portfolio was due to accretion of discounts.

INVESTMENT SECURITIES AVAILABLE FOR SALE. Investment securities available for sale decreased $14.2 million, or 8.2%, to $159.4 million at December 31, 1998, from $173.6 million at September 30, 1998. The decrease in investment securities available for sale was primarily due to acceleration of prepayments due to the current relatively low interest rate environment. Cash flow from investments was primarily used to fund growth in net loans receivable.

TRADING SECURITIES. Trading securities increased $0.1 million, or 5.0%, to $1.7 million at December 31, 1998, from $1.6 million at September 30, 1998. This increase is the result of an increase in market value of trading securities.

DEPOSITS. Deposits increased $0.3 million or 0.2% to $195.8 million at December 31, 1998, from $195.5 million at September 30, 1998, primarily due to continued growth within the Company's market area.

FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. FHLB advances decreased $1.8 million or 1.3% to $141.9 million at December 31, 1998 from $143.7 million at September 30, 1998. This decrease resulted from repayments, funds for which were provided primarily by maturities and other repayments of investment securities.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $5.2 million or 8.6% to $55.4 million at December 31, 1998, from $60.6 million at September 30, 1998. Such decrease was due to the repurchase of 583,072 shares of the Company's common stock at a total cost of $5.4 million, a decrease in the unrealized gain on available for sale securities, net of tax of 0.8 million net of net income net of dividends.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

OVERVIEW. For the three-month periods December 31, 1998 and 1997, net income was $810,414 and $578,545, respectively.

NET INTEREST INCOME. For the three-month periods ended December 31, 1998 and 1997, net interest income increased approximately $759,000, or 40.2% to $2.6 million. The increase in net interest income was due to the increase in net loans receivable, decrease in investment securities, increase in deposits and decrease in Federal Home Loan Bank advances and securities sold under agreements to repurchase (see discussion of changes in financial condition). The changes in the Company's asset/liability mix resulted in an increase in the Company's interest rate margin to 2.8% for the three months ended December 31, 1998, compared to 2.0% for the quarter ended December 31, 1997. The Company's strategy has been to utilize the run-off and principal pay-downs from investment securities to fund loan growth within the Company's local market and repay Federal Home Loan Bank advances. Such loans generally have higher yields than investment securities.

NON-PERFORMING LOANS AND LOAN LOSS PROVISIONS

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. No provision for loan losses was made during the three month periods ended December 31, 1998 and 1997. Management believes that the current allowance for loan loss is adequate to absorb possible loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.



                                                                     December 31, 1998   December 31, 1997
                                                                     -----------------   -----------------
                                                                            (Dollars in Thousands)
           Delinquent loans:
           Single family mortgage                                          $2,284            $2,240
           Other mortgage loans                                                10                15
           Other loans                                                         30                41
                                                                           ------            ------
                     Total delinquent loans                                 2,324             2,296

         Total real estate owned (1)                                           29                16
                                                                           ------            ------

         Total non-performing assets                                        2,353             2,312

         Total loans delinquent 90 days or more to net
           loans receivable                                                  1.26 %            1.19 %

         Total loans delinquent 90 days or more to total assets              0.23 %            0.56 %

         Total nonperforming loans and REO to total assets                   0.59 %            0.57 %

         (1) Net of valuation allowances




It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $28,000 or 1.2% during the three-month period ended December 31, 1998.

COMPENSATION EXPENSE. For the three-month periods ended December 31, 1998 and 1997, compensation expenses increased approximately $0.5 million, or 53.9%, to $1.3 for the three-months ended December 31, 1998, from $0.8 million for the three-months ended December 31, 1997. Such increase was primarily due to an increase in personnel in connection with the purchase of six branches and opening one new branch during the intervening twelve month period. In addition, the Company's recognition and retention plan was adopted in October 1998 with its resulting increase in compensation expense.

YEAR 2000 ("Y2K") COMPLIANCE

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems, a problems known as the Year 2000 or Y2K dilemma. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. For example, many software programs or computer chips store calendar dates as two-digits rather than four-digit numbers. These software programs record the year 1998 as "98." This approach will work until the Year 2000 when "00" may be read as 1900 instead of 2000.

Regarding the Company, computer systems are used to perform financial calculations, track deposits and loan payments, transfer funds and make direct deposits. The processing of the Company's loan and deposit transactions is outsourced to a third-party data processing vendor. Computer software and computer chips also are used to run security systems, vaults, communications networks and other essential bank equipment. Because of its reliance on these systems (including those used by its third-party data processing vendor), the Company is following a comprehensive process to ensure that such systems are ready for the Year 2000 date change.

To become Y2K compliant, the Company is following a five-step process suggested by federal bank regulatory agencies. A description of each of the steps and the status of the Company's efforts in completing the steps is as follows:

      Step 1. Awareness and Understanding of the Problem. The Company has formed a Year 2000 team that has investigated the problem and its potential impact on the Company's systems. This phase also includes education of the Company's employees and customers about Y2K issues. The awareness and understanding phase of this step has been completed. Training and communication has taken place and will continue in 1999.

      Step 2. Identification of All Potentially Affected Systems. This step has included a review of all major information technology ("IT") and non-information technology ("non-IT") systems to determine how they are impacted by Y2K issues. An inventory has been prepared of all vendors who render IT and non-IT services to the Company. This step is considered complete.

      Step 3. Assessment and Planning. The Year 2000 team has completed its assessment of which systems and equipment are most prone to placing the Company at risk if they are not Y2K compliant. The project team has developed an inventory of its vendors, an inventory of actions to be taken, identification of the team members responsible for completion of each action, a completion timetable and a project tracking methodology. Significant vendors have been requested to advise the Company in writing of their Y2K readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Y2K compliant. This step is substantially complete. Responses from certain vendors have not yet been received.

      Step 4. Correction and Testing. The Company's third party data processing services as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. Most of the testing and corrections has taken place. The monitoring of certain non-IT vendors will continue.

      Step 5. Implementation. This step includes repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase is substantially completed. Contingency plans for how the Company would resume business if unanticipated problems arise from non-performance by IT and non-IT vendors is in the process of being addressed. Such plans are expected to be completed by March 31, 1999.

The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions.

The Company's expenses related to Y2K have not been material. The Company expects to incur additional costs to become Y2K compliant. It does not expect such costs to be material to the operating expenses of the Company. Some of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on which the Company is dependent, or other unforeseen problems arise, the Y2K issue could have a material adverse effect on the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no long than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the three-months ended December 31, 1998.

At December 31, 1998, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At December 31, 1998, the Bank's capital to assets ratio exceeded all regulatory requirements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of qualitative and quantitative risks in the September 30, 1998, annual report. There have been no material changes in the market risk of the Company in the intervening three-month period.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company convened a Special Meeting of Stockholders on October 23, 1998. At the meeting, the stockholders of the Company considered and voted on:

            1.     The 1998 Stock Option Plan

            2.     The 1998 Recognition and Retention Plan

The ratification of the 1998 Stock Option Plan was approved by a vote of 3,849,592 in favor, 317,140 against, 49,754 abstentions.

The ratification of the 1998 Recognition and Retention Plan was approved by a vote of 3,774,061 in favor, 392,631 against, and 49,794 abstentions.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            POCAHONTAS BANCORP, INC.



Date: 2-11-99                            /s/ Skip Martin
     --------------                      -------------------------------------
                                         Skip Martin
                                         President and Chief Executive Officer



Date: 2-11-99                            /s/ James Edington
     --------------                      -------------------------------------
                                         James Edington
                                         Executive Vice President



Date: 2-11-99                            /s/ Dwayne Powell
     --------------                      -------------------------------------
                                         Dwayne Powell
                                         Chief Financial Officer