Form 10-Q
period 1999-03-31
POCAHONTAS BANCORP INC
filed 1999-05-17
CIK 1051859

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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
           Pocahontas, Arkansas 72455


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No  _______
                                        -----

There were 5,873,331 shares of Common Stock ($.10 par value) issued and outstanding as of March 31, 1999.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                     PAGE
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

  Condensed Consolidated Statements of Financial Condition at March 31, 1999
   (unaudited) and September 30, 1998                                                   1

  Condensed Consolidated Statements of Income and Comprehensive Income
   for the Three and Six Months Ended March 31, 1999 and 1998 (unaudited)               2

  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   March 31, 1999 and 1998 (unaudited)                                                  3

  Notes to Condensed Consolidated Financial Statements (unaudited)                      4

  Independent Accountants' Report                                                       7

 Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                             8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   11

PART II.  OTHER INFORMATION                                                            12

ITEM 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                             (UNAUDITED)
                                                                            MARCH 31, 1999          SEPTEMBER 30, 1998
ASSETS

Cash                                                                        $   5,939,790             $   3,781,077
Cash surrender value of life insurance                                          5,911,801                 5,821,800
Equity investments, at fair value                                               1,628,835                 1,588,535
Investment securities - held to maturity                                        9,511,576                 9,425,080
Investment securities - available for sale                                    158,431,776               173,626,023
Loans receivable, net                                                         207,385,189               193,727,664
Accrued interest receivable                                                     2,329,566                 2,407,273
Premises and equipment, net                                                     4,001,423                 3,327,076
Federal Home Loan Bank Stock, at cost                                          10,344,000                10,059,900
Core deposit premium                                                            2,584,651                 2,576,908
Other assets                                                                    3,193,360                   639,762
                                                                            -------------             -------------

TOTAL ASSETS                                                                $ 411,261,967             $ 406,981,098
                                                                            =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                  $ 202,147,439             $ 195,536,708
  Federal Home Loan Bank advances                                             140,140,000               143,670,000
  Securities sold under agreements to repurchase                                3,026,800                 2,107,645
  Deferred compensation                                                         3,398,864                   717,726
  Accrued expenses and other liabilities                                       11,717,318                 4,382,221
                                                                            -------------             -------------

          Total liabilities                                                   360,430,421               346,414,300

STOCKHOLDERS' EQUITY:
  Common stock                                                                     70,362                    66,853
  Additional paid-in capital                                                   50,631,874                50,094,461
  Reduction for ESOP debt guaranty                                             (2,377,673)               (2,856,600)
  Treasury stock                                                               (8,737,251)                        -
  Retained earnings                                                            10,196,396                11,456,439
  Accumulated other comprehensive income:
    Unrealized gain on available for sale securities, net of tax                1,047,838                 1,805,645
                                                                            -------------             -------------

           Total stockholders' equity                                          50,831,546                60,566,798
                                                                            -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 411,261,967             $ 406,981,098
                                                                            =============             =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

POCAHONTAS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

 COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     MARCH 31,                         MARCH 31,
                                                                1999            1998             1999              1998
INTEREST INCOME:
  Loans receivable                                         $  3,979,183     $ 3,437,808       $ 7,919,141      $ 6,797,370
  Investment securities                                       2,662,340       3,564,432         5,587,171        7,028,456
                                                           ------------     -----------       -----------      -----------

            Total interest income                             6,641,523       7,002,240        13,506,312       13,815,826

INTEREST EXPENSE:
  Deposits                                                    2,156,666       2,078,047         4,439,269        3,864,465
  Borrowed funds                                              1,791,693       2,712,447         3,727,054        5,852,206
                                                           ------------     -----------       -----------      -----------
            Total interest expense                            3,948,359       4,790,494         8,166,323        9,716,671

NET INTEREST INCOME                                           2,693,164       2,211,746         5,339,989        4,099,155
PROVISION FOR LOAN LOSSES                                             -               -                 -                -
                                                           ------------     -----------       -----------      -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   2,693,164       2,211,746         5,339,989        4,099,155

OTHER INCOME:
  Dividends                                                     146,896         173,561           296,191          317,469
  Fees and service charges                                      174,018         111,552           351,587          219,172
  Trading gain (losses)                                         (68,969)                            6,228                -
  Other                                                          69,653          76,464           242,773          136,409
                                                           ------------     -----------       -----------      -----------
            Total other income                                  321,598         361,577           896,779          673,050
                                                           ------------     -----------       -----------      -----------

OPERATING EXPENSE:
  Compensation and benefits                                   4,034,649         973,501         5,305,944        1,799,358
  Occupancy and equipment                                       399,471         143,758           623,707          269,529
  Deposit insurance premium                                      31,816          23,121            58,556           45,368
  Professional fees                                              77,378          82,818           138,101          124,785
  Data processing                                                99,347          74,485           227,653          137,090
  Advertising                                                    47,154          56,673           118,741           11,751
  OTS assessment                                                 21,252          23,327            45,360           46,193
  Other                                                         280,531         144,866           526,060          284,048
                                                           ------------     -----------       -----------      -----------
            Total operating expense                           4,991,589       1,522,549         7,044,122        2,818,122
                                                           ------------     -----------       -----------      -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                        (1,976,836)      1,050,774          (807,354)       1,954,183

INCOME TAXES                                                   (640,179)        382,965          (281,111)         707,729
                                                           ------------     -----------       -----------      -----------
NET INCOME (LOSS)                                            (1,336,657)        667,809          (526,243)       1,246,354
                                                           ------------     -----------       -----------      -----------
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on available
    securities arising during period                             11,241               -          (757,807)               -
                                                           ------------     -----------       -----------      -----------
COMPREHENSIVE INCOME (LOSS)                                $ (1,325,416)    $         -       $ 1,284,000      $         -
                                                           ============     ===========       ===========      ===========
EARNINGS (LOSS) PER SHARE:                                 $      (0.23)    $      0.10       $     (0.09)     $      0.20
                                                           ============     ===========       ===========      ===========
DILUTED EARNINGS (LOSS) PER SHARE                          $      (0.23)    $      0.10       $     (0.09)     $      0.18
                                                           ============     ===========       ===========      ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                          1999                 1998
OPERATING ACTIVITIES:
  Net income (loss)                                                                 $    (526,243)          $ 1,246,354
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
    Depreciation of premises and equipment                                                190,581               141,891
    Amortization of deferred loan fees                                                    (74,378)               62,666
    Amortization of premiums and discounts, net                                          (108,018)                    -
    Net gain on sales of assets                                                           (19,017)               (7,230)
    Cash surrender value of life insurance policies                                       (90,001)             (101,760)
    Trading securities                                                                    (40,300)                    -
    Accrued interest receivable                                                            77,707                74,677
    Other assets                                                                       (2,074,671)           (3,069,393)
    Deferred compensation                                                               2,681,138              (235,567)
    Other liabilities                                                                    (189,019)                6,125
                                                                                    -------------           -----------

            Net cash used by operating activities                                        (172,221)           (1,882,237)
                                                                                    -------------           -----------

INVESTING ACTIVITIES:
  Loan repayments, originations, and purchases, net                                   (13,564,130)          (15,500,728)
  Purchase of FHLB stock                                                                 (284,100)             (317,469)
  Purchase of investment securities                                                             -           (10,935,431)
  Proceeds from maturities and principal repayments
    of investment securities                                                           21,982,078            18,010,666
  Purchases of premises and equipment                                                    (872,671)           (1,104,178)
                                                                                    -------------           -----------

            Net cash provided (used) by investing activities                            7,261,177            (9,847,140)
                                                                                    -------------           -----------

FINANCING ACTIVITIES:
  Net increase in deposits                                                              6,610,731            37,428,863
  Proceeds (repayments) of repurchase agreements, net                                     919,155           (19,091,073)
  Net decrease in FHLB advances                                                        (3,530,000)          (71,121,038)
  Proceeds from issuance of common stock                                                                     69,376,784
  Purchase of treasury stock                                                           (8,737,251)                    -
  Issuance of RRPs                                                                        146,544                     -
  Proceeds from exercise of stock options                                                 394,378                     -
  Dividends paid                                                                         (733,800)             (346,466)
                                                                                    -------------           -----------

            Net cash provided (used) by financing activities                           (4,930,243)           16,247,070
                                                                                    -------------           -----------

NET INCREASE IN CASH                                                                    2,158,713             4,517,693

CASH AT BEGINNING OF PERIOD                                                             3,781,077             2,805,273
                                                                                    -------------           -----------

CASH AT END OF PERIOD                                                               $   5,939,790           $ 7,322,966
                                                                                    =============           ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

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

2. EARNINGS PER COMMON SHARE

   The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Company's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share.

   The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                -----------------------------------------------------------------
                                                MARCH 31, 1999   MARCH 31, 1998   MARCH 31, 1999   MARCH 31, 1998
                                                --------------   --------------   --------------   --------------
Total basic shares outstanding                     5,716,809        6,383,649       5,925,223        6,383,649
Add dilutive effect of unexercised options           242,535          443,920         261,984          443,920
                                                ------------      -----------      ----------       ----------

Total weighted average shares outstanding
  for dilutive earnings per share calculation      5,959,344        6,827,569       6,187,207        6,827,569
                                                ============      ===========      ==========       ==========

3. DECLARATION OF DIVIDENDS

   On January 13, 1999, the Board of Directors declared a $.06 per share quarterly dividend for holders of record March 15, 1999.

4. BENEFIT PLANS

   STOCK OPTION PLAN - The Company's stockholders adopted the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award incentive stock options, non-qualified or compensatory stock options representing up to 357,075 shares of Company Stock. The options will vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 352,500 options on October 23, 1998, which have an exercise price of $9.00 per share. No options from the 1998 SOP are exercisable as of March 31, 1999, and no options have been forfeited.

   The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the three and six months ended March 31, 1999, would have been as follows:

                                                         THREE MONTHS                      SIX MONTHS
                                                     ENDED MARCH 31, 1999             ENDED MARCH 31, 1999
                                                 ---------------------------      ---------------------------
                                                  AS REPORTED     PRO FORMA        AS REPORTED    PRO FORMA
Net (loss) income in thousands                   $   (1,337)      $ (1,395)        $    (526)     $    (642)

Earnings (loss) per share:
  Basic                                          $    (0.23)      $  (0.24)        $   (0.09)     $   (0.11)

  Diluted                                        $    (0.23)      $  (0.24)        $   (0.09)     $   (0.11)

   In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%. The weighted average fair value of options granted during the six month period ended March 31, 1999, was $4.25 per share.

   MANAGEMENT RECOGNITION AND RETENTION PLAN - The 1998 Management Recognition and Retention Plan ("MRP") provides for a committee of the Company's Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRP authorizes the Company to grant up to 142,830 shares of the Company's common stock. The Committee granted 142,830 shares to key officers and non-employee directors on October 23, 1998. Compensation expense is being recognized based on the fair market value of the shares on the grant date of $9.00 over the vesting period. The shares will vest immediately in the event of disability or death. At March 31, 1999, all shares authorized by the MRP have been purchased on the open market at a weighted average price of $9.33 per share. Approximately $220,000 and $73,000 in compensation expense was recognized for the six months and three months ended March 31, 1999, respectively.

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

   On July 1, 1998, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The adoption of SFAS 133 has not had a material effect on the Company's consolidated financial statements.

   RECENTLY ISSUED ACCOUNTING STANDARDS - In October 1998, the FASB issued Statement No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS 134"). This statement amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The adoption of SFAS No. 134 is not expected to have a material effect on the Company's consolidated financial statements.

                               *  *  *  *  *  *

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Stockholders of
Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 1999, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 1999 and 1998, and of cash flows for the six-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Little Rock, Arkansas
May 11, 1999

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT MARCH 31, 1999, AS COMPARED TO SEPTEMBER 30, 1998

GENERAL. The Company's total assets increased $4.3 million or 1.0% to $411.3 million at March 31, 1999, as compared to $407.0 million at September 30, 1998.

LOANS RECEIVABLE, NET. Net loans receivable increased by $13.7 million or 7.0% to $207.4 million at March 31, 1999, from $193.7 million as of September 30, 1998. Growth in the loan portfolio was due to loan demand in the Company's local market and the purchase of approximately $9.4 million of single family residential loans in the Southeastern United States.

INVESTMENT SECURITIES HELD TO MATURITY. Investment securities held to maturity increased $0.1 million, or .85% to $9.5 million at March 31, 1999, from $9.4 million at September 30, 1998. The increase in the Company's held to maturity investment portfolio was due to accretion of discounts.

INVESTMENT SECURITIES AVAILABLE FOR SALE. Investment securities available for sale decreased $15.2 million, or 8.8%, to $158.4 million at March 31, 1999, from $173.6 million at September 30, 1998. The decrease in investment securities available for sale was primarily due to acceleration of prepayments due to the current relatively low interest rate environment net of purchases of approximately $8.0 million.

TRADING SECURITIES.  Trading securities remained at $1.6 million at March 31,
1999.

OTHER ASSETS. Other assets increased to $3.2 million at March 31, 1999, from $0.6 million at September 30, 1998, primarily due to an increase in deferred income taxes.

DEPOSITS. Deposits increased $6.7 million or 3.4% to $202.1 million at March 31, 1999, from $195.5 million at September 30, 1998, primarily due to continued growth within the Company's market area.

DEFERRED COMPENSATION. Deferred compensation increased primarily due to the retirement of the Company's President and CEO, Skip Martin. A liability of $2,750,000 was recorded in connection with his retirement.

ACCRUED EXPENSES AND OTHER LIABILITIES. Accrued expenses and other liabilities increased $7.3 million, or 165.9%, to $11.7 million at March 31, 1999, from $4.4 million at September 30, 1998. The increase was primarily related to the purchase of $8.0 million of investment securities for which settlement date had not occurred as of March 31, 1999.

FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. FHLB advances decreased $3.6 million or 2.5% to $140.1 million at March 31, 1999, from $143.7 million at September 30, 1998. This decrease resulted from repayments funded by the increase in deposits.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $9.8 million or 16.7% to $50.8 million at March 31, 1999, from $60.6 million at September 30, 1998. Such decrease was primarily due to the repurchase of 1,000,172 shares of the Company's common stock at a total cost of $8.7 million and the net loss of $526,000 million for the six months ended March 31, 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

OVERVIEW. In connection with the retirement of the Company's Chief Executive Officer (the "CEO"), the Company, the Bank and the CEO entered into an Employment Separation Agreement and Release (the "Agreement"). The Agreement provides, among other things, for the payment by the Company to the CEO of $2.75 million, in installments of not less than $150,000 annually, with the entire unpaid amount, if any, due upon the CEO's death. The Agreement provides that the CEO will be entitled to an additional pay out equal to $550,000 should there be a change in control of the Company or the Bank on or before April 30, 2003. Pursuant to the Agreement, the CEO forfeited all shares of restricted stock awarded to him under the Company's current Recognition and Retention Plan and will forego any additional benefits accruals or contributions under the Company's Restated Supplemental Executive Retirement Agreement. Also, pursuant to the Agreement, the CEO's previous employment agreement was terminated (except for certain specified provisions) and no further payouts under the Employment Agreement will be due to him. The Company has recognized a charge to earnings to give effect to the provisions of the Agreement during the quarter ended March 31, 1999. This charge to earnings totals approximately $1.94 million net of tax, or $.34 and $.33 per share basic and diluted, respectively.

The net loss for the quarter ended March 31, 1999, including the one-time charges was $1,336,657 or $0.23 per share basic and diluted. Excluding one-time charges for the quarter ended March 31, 1999, net income would have been $602,608 compared to $667,809 for the same period ended March 31, 1998, a decrease of $65,201 or 9.8%. Basic and diluted earnings per share, excluding one-time charges for the quarter, would have been $0.11 and $0.10, respectively compared to basic and diluted earnings per share of $0.10 for the same period last year.

The net loss for the six month period ended March 31, 1999, including one-time charges was $526,243 or $0.09 per share basic and diluted. Net income for the six month period ended March 31, 1999, excluding one-time charges would have been $1,413,022 compared to $1,246,354 for the same period ended March 31, 1998, an increase of $166,668 or 13.4%. Basic and diluted earnings per share for the six month period, excluding one-time charges would have been $0.24 and $0.23, respectively compared to basic and diluted earnings per share of $0.20 and $0.18, respectively for the same period last year.

NET INTEREST INCOME. Net interest income after provision for loan losses for the quarter ended March 31, 1999, was $2,693,164 compared to $2,211,746 for the quarter ended March 31, 1998, an increase of $481,418 or 21.8%. Net interest income after provision for loan losses for the six-month period ended March 31, 1999, was $5,339,989 compared to $4,099,155 for the six-month period ended March 31, 1998, an increase of $1,240,834 or 30.3%. The increase in net interest income was due to an increase in net loans receivable, a decrease in investment securities, increase in deposits and a decrease in FHLB advances and securities sold under agreements to repurchase (see discussion of changes in financial condition). The changes in the Company's asset/liability mix resulted in an increase in the Company's interest rate margin to 2.9% for the three months ended March 31, 1999, compared to 2.29% for the three months ended March 31, 1998.

OPERATING EXPENSE. Total operating expenses, excluding one-time charges, would have been $4,060,637, for the six-month period ended March 31, 1999, compared to $2,818,122 for the six-month period ended March 31, 1998, an increase of $1,242,515 or 44.1%. Total operating expenses, excluding one-time charges, would have been $2,008,113 compared to $1,522,549 for the quarter ended March 31, 1998, an increase of $485,564 or 31.9%. The increase in operating expenses was related primarily to the increase in the number of branches. At the beginning of the six-month period ended March 31, 1998, the Bank had 6 operating branches; at the end of the six-month period ended March 31, 1999, the Bank had 14 operating branches.

NON-PERFORMING LOANS AND LOAN LOSS PROVISIONS

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. No provision for loan losses was made during the three or six month periods ending March 31, 1999 and 1998. Management believes that the current allowance for loan loss is adequate to absorb possible loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.

                                                               March 31, 1999      March 31, 1999
                                                               --------------      --------------
                                                                   (Dollars In Thousands)
     Delinquent loans                                          $  1,282            $     807
      Single family mortgage                                         87                   53
      Other mortgage loans                                           20                   57
      Other loans                                              --------            ---------

          Total delinquent loans                                  1,389                  917
     Total real estate owned (1)                                    310                   54
                                                               --------            ---------
     Total non-performing assets                                  1,699                  971

     Total loans delinquent 90 days or more to total assets
       loans receivable                                            0.71%                0.55%

     Total loans delinquent 90 days or more to total assets        0.34%                0.23%

     Total nonperforming loans and REO to total assets             0.42%                0.24%

     _______________________________
     (1) Net of valuation allowances


It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $472,000 or 51% between March 31, 1998 and March 31, 1999.


YEAR 2000 ("Y2K") COMPLIANCE

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems, a problem known as the Year 2000 or Y2K dilemma. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. For example, many software programs or computer chips store calendar dates as two-digits rather than four-digit numbers. These software programs record the year 1998 as "98." This approach will work until the Year 2000 when "00" may be read as 1900 instead of 2000.

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

   Step 4. Correction and Testing. The Company's third party data processing services as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. Most of the testing and corrections have taken place. The monitoring of certain non-IT vendors will continue.

   Step 5. Implementation. This step includes repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase is completed. Contingency plans for how the Company would resume business if unanticipated problems arise from non-performance by IT and non-IT vendors has been completed but the Company will continue to monitor and test the contingency plan.

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

LIQUIDITY AND CAPITAL RESOURCES

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no long than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the six-months ended March 31, 1999.

At March 31, 1999, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At March 31, 1999, the Bank's capital to assets ratio exceeded all regulatory requirements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of qualitative and quantitative risks in the September 30, 1998, annual report. There have been no material changes in the market risk of the Company in the intervening six-month period.

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

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed an 8-K on March 2, 1999 to announce the retirement of Skip Martin, President and Chief Executive Officer, effective April 30, 1999. Mr. Martin will continue to serve on the Board of Directors of the Registrant and its savings association subsidiary, Pocahontas Federal Savings and Loan Association (the "Bank"). The Board of Directors appointed James A. Edington, currently Vice President of the Company to succeed Mr. Martin as President and Chief Executive Officer. In connection with Mr. Martin's retirement, the Company, the Bank and Mr. Martin entered into an Employment Separation Agreement and Release (the "Agreement"). The Agreement provides, among other things, for the payment by the Company to Mr. Martin of $2.75 million, in installments of not less than $150,000 annually, with the entire unpaid amount due upon Mr. Martin's death. The Agreement provides that Mr. Martin will be entitled to an additional pay out equal to $550,000 should there be a change in control of the Company or the Bank on or before April 30, 2003. Pursuant to the Agreement, Mr. Martin forfeits all shares of restricted stock awarded to him under the Company's current Recognition and Retention Plan and foregoes any additional benefits accruals or contributions under the Company's Restated Supplemental Executive Retirement Agreement. Pursuant to the Agreement, Mr. Martin's employment agreement will be terminated (except for certain specified provisions) and no further payouts under the Employment Agreement will be due to him. The Company has estimated that the provisions of the Agreement will result in an approximate $1.8 million charge to the earnings of the Company, or $.30 per share, which the Company anticipates will be reflected in the Company's earnings for the quarter ending March 31, 1999.

Exhibit 27

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             POCAHONTAS BANCORP, INC.



Date: May 13, 1999                  James Edington
      -------------------------     --------------------------------------
                                    James Edington
                                    President and Chief Executive Officer


Date: May 13, 1999                  Dwayne Powell
      -------------------------     --------------------------------------
                                    Dwayne Powell
                                    Chief Financial Officer