Form 10-Q
period 1999-06-30
POCAHONTAS BANCORP INC
filed 1999-08-13
CIK 1051859

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 5,814,617 shares of Common Stock ($.01 par value) issued and outstanding as of August 6, 1999.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                         Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

     Condensed Consolidated Statements of Financial Condition at June 30, 1999
       (unaudited) and September 30, 1998                                                  1

     Condensed Consolidated Statements of Income and Comprehensive Income for
       the Three and Nine Months Ended June 30, 1999 and 1998 (unaudited)                  2

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
       June 30, 1999 and 1998 (unaudited)                                                  3

     Notes to Condensed Consolidated Financial Statements (unaudited)                      4

     Independent Accountants' Report                                                       7

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                             8

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    12

PART II.  OTHER INFORMATION                                                               13

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
------------------------------------------------------------------------------------------------------------------------


                                                                                 (Unaudited)
                                                                                June 30, 1999         September 30, 1998
ASSETS
Cash                                                                            $   7,752,092            $   3,781,077
Cash surrender value of life insurance                                              6,009,891                5,821,800
Equity investments, at fair value                                                   1,708,897                1,588,535
Investment securities - held to maturity                                            9,512,891                9,425,080
Investment securities - available for sale                                        177,048,261              173,626,023
Loans receivable, net                                                             211,440,923              193,727,664
Accrued interest receivable                                                         2,338,919                2,407,273
Premises and equipment, net                                                         3,987,939                3,327,076
Federal Home Loan Bank Stock, at cost                                              10,479,300               10,059,900
Core deposit premium                                                                2,511,542                2,576,908
Other assets                                                                        2,473,193                  639,762
                                                                                -------------            -------------

TOTAL ASSETS                                                                    $ 435,263,848            $ 406,981,098
                                                                                =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                      $ 201,737,137            $ 195,536,708
  Federal Home Loan Bank advances                                                 165,565,000              143,670,000
  Securities sold under agreements to repurchase                                    1,485,000                2,107,645
  Deferred compensation                                                             3,358,366                  717,726
  Accrued expenses and other liabilities                                           12,443,981                4,382,221
                                                                                -------------            -------------

          Total liabilities                                                       384,589,484              346,414,300

STOCKHOLDERS' EQUITY:
  Common stock                                                                         70,614                   66,853
  Additional paid-in capital                                                       50,767,478               50,094,461
  Reduction for ESOP debt guaranty                                                 (2,377,673)              (2,856,600)
  Treasury stock                                                                   (9,335,608)                      --
  Retained earnings                                                                10,549,440               11,456,439
  Accumulated other comprehensive income:
    Unrealized gain on available for sale securities, net of tax                    1,000,113                1,805,645
                                                                                -------------            -------------

           Total stockholders' equity                                              50,674,364               60,566,798
                                                                                -------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 435,263,848            $ 406,981,098
                                                                                =============            =============


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                                Three Months Ended                   Nine Months Ended
                                                                     June 30,                             June 30,
                                                             1999               1998               1999               1998
INTEREST INCOME:
  Loans receivable                                       $  4,022,195       $  3,643,303       $ 11,941,336       $ 10,430,673
  Investment securities                                     2,757,983          3,417,091          8,345,154         10,445,547
                                                         ------------       ------------       ------------       ------------

            Total interest income                           6,780,178          7,060,394         20,286,490         20,876,220

INTEREST EXPENSE:
  Deposits                                                  2,196,645          1,977,883          6,635,914          5,842,348
  Borrowed funds                                            1,995,834          2,289,319          5,722,888          8,141,525
                                                         ------------       ------------       ------------       ------------

            Total interest expense                          4,192,479          4,267,202         12,358,802         13,983,873

NET INTEREST INCOME                                         2,587,699          2,793,192          7,927,688          6,892,347

PROVISION FOR LOAN LOSSES                                          --                 --                 --                 --
                                                         ------------       ------------       ------------       ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 2,587,699          2,793,192          7,927,688          6,892,347

OTHER INCOME:
  Dividends                                                   145,737            146,560            441,928            464,029
  Fees and service charges                                    162,610            127,908            514,197            347,080
  Trading gains (losses)                                       46,569            (44,933)            52,797            (44,933)
  Other                                                       208,969             40,766            451,742            177,175
                                                         ------------       ------------       ------------       ------------

            Total other income                                563,885            270,301          1,460,664            943,351
                                                         ------------       ------------       ------------       ------------

OPERATING EXPENSE:
  Compensation and benefits                                 1,150,673            998,750          6,456,617          2,798,108
  Occupancy and equipment                                     256,780            164,258            880,487            433,787
  Deposit insurance premium                                    30,028             23,094             88,584             68,462
  Professional fees                                            92,788             46,995            230,889            171,780
  Data processing                                              95,898             76,611            323,551            213,701
  Advertising                                                 122,257             62,017            240,998            173,768
  OTS assessment                                               21,253             23,326             66,613             69,519
  Other                                                       307,845            224,308            833,905            508,356
                                                         ------------       ------------       ------------       ------------

            Total operating expense                         2,077,522          1,619,359          9,121,644          4,437,481
                                                         ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                                  1,074,062          1,444,134            266,708          3,398,217

INCOME TAXES                                                  371,942            512,891             90,831          1,220,620
                                                         ------------       ------------       ------------       ------------

NET INCOME                                                    702,120            931,243            175,877          2,177,597

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding loss on available for sale
    securities arising during period                          (47,725)                --           (805,532)                --
                                                         ------------       ------------       ------------       ------------

COMPREHENSIVE INCOME (LOSS)                              $    654,395       $    931,243       $   (629,655)      $  2,177,597
                                                         ============       ============       ============       ============
BASIC EARNINGS PER SHARE:                                $       0.13       $       0.15       $       0.03       $       0.35
                                                         ============       ============       ============       ============
DILUTED EARNINGS PER SHARE                               $       0.12       $       0.14       $       0.03       $       0.33
                                                         ============       ============       ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING                         5,599,443          6,388,891          5,923,282          6,385,294
                                                         ============       ============       ============       ============
DIVIDENDS PER SHARE                                      $       0.06       $       0.06       $       0.18       $       0.17
                                                         ============       ============       ============       ============


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    1999                      1998
OPERATING ACTIVITIES:
  Net income                                                                    $    175,877               $  2,177,597
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation of premises and equipment                                           354,588                    256,544
    Amortization of deferred loan fees                                               (94,684)                    83,041
    Amortization of premiums and discounts, net                                     (209,047)                  (193,433)
    Amortization of core deposit premium                                              65,366                         --
    Net gain on sales of assets                                                      (30,030)                   (60,597)
    Cash surrender value of life insurance policies                                 (188,091)                  (152,640)
    Trading securities                                                              (120,356)                (1,955,067)
    Accrued interest receivable                                                       68,354                   (172,338)
    Other assets                                                                  (1,354,504)                  (654,386)
    Deferred compensation                                                          2,640,640                   (232,529)
    Other liabilities                                                             (1,429,055)                  (274,090)
                                                                                ------------               ------------

            Net cash used by operating activities                                   (120,942)                (1,177,898)
                                                                                ------------               ------------

INVESTING ACTIVITIES:
  Loan repayments, originations, and purchases, net                              (17,588,545)               (27,601,207)
  Purchase of FHLB stock                                                            (419,400)                (1,863,236)
  Purchase of investment securities                                              (37,164,622)                (4,418,337)
  Proceeds from maturities and principal repayments
    of investment securities                                                      42,548,897                 17,789,978
  Purchases of premises and equipment                                             (1,015,451)                (1,104,178)
                                                                                ------------               ------------

            Net cash used by investing activities                                (13,639,121)               (17,196,980)
                                                                                ------------               ------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                         6,200,429                 28,032,266
  Repayments of repurchase agreements, net                                          (622,645)               (19,435,000)
  Net increase (decrease) in FHLB advances                                        21,895,000                (21,006,038)
  Proceeds from issuance of common stock                                                  --                 32,639,004
  Purchase of treasury stock                                                      (9,335,608)                        --
  Issuance of recognition and retention plan shares                                  146,544                         --
  Proceeds from exercise of stock options                                            530,234                     40,000
  Dividends paid                                                                  (1,082,876)                  (752,379)
                                                                                ------------               ------------

            Net cash provided by financing activities                             17,731,078                 19,517,853
                                                                                ------------               ------------

NET INCREASE IN CASH                                                               3,971,015                  1,142,975

CASH AT BEGINNING OF PERIOD                                                        3,781,077                  2,805,273
                                                                                ------------               ------------

CASH AT END OF PERIOD                                                           $  7,752,092               $  3,948,248
                                                                                ============               ============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

      The interim financial information should be read in conjunction with the consolidated financial statements and notes of Pocahontas Bancorp, Inc. (the "Company"), including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 1998. The accompanying unaudited consolidated financial statements include the accounts of the Company and Pocahontas Federal Savings and Loan Association (the "Bank"), its wholly owned subsidiary. The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

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

      The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                           Three Months Ended                   Nine Months Ended
                                                   ---------------------------------     --------------------------------
                                                   June 30, 1999       June 30, 1998     June 30, 1999      June 30, 1998
                                                   -------------       -------------     -------------      -------------
Weighted average basic shares outstanding             5,599,443          6,388,891          5,923,282          6,385,294
Add dilutive effect of unexercised options               82,931            146,162             82,931            146,162
                                                    -----------        -----------        -----------        -----------

Total weighted average shares outstanding
  for diluted earnings per share calculation          5,682,374          6,535,053          6,006,213          6,531,456
                                                    ===========        ===========        ===========        ===========

3.    DECLARATION OF DIVIDENDS

      On April 14, 1999, the Board of Directors declared a $.06 per share quarterly dividend for holders of record June 15, 1999.

4.    BENEFIT PLANS

      Stock Option Plan - The Company's stockholders adopted the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award incentive stock options, non-qualified or compensatory stock options representing up to 357,075 shares of Company Common Stock. The options will vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 352,500 options on October 23, 1998, which have an exercise price of $9.00 per share. No options from the 1998 SOP are exercisable as of June 30, 1999.

      The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the three and six months ended June 30, 1999, would have been as follows:

                                         Three Months                    Nine Months
                                     Ended June 30, 1999             Ended June 30, 1999
                               -------------------------------   ----------------------------
                                 As Reported       Pro forma       As Reported     Pro forma
Net income in thousands          $      702       $      644       $      176       $      2

Earnings per share:
  Basic                          $     0.13       $     0.12       $     0.03       $   0.00

  Diluted                        $     0.12       $     0.11       $     0.03       $   0.00

      In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%. The weighted average fair value of options granted during the nine month period ended June 30, 1999, was $4.25 per share.

      Management Recognition and Retention Plan - The 1998 Management Recognition and Retention Plan ("MRP") provides for a committee of the Company's Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRP authorizes the Company to grant up to 142,830 shares of the Company's common stock. The Committee granted 142,830 shares to key officers and non-employee directors on October 23, 1998. Compensation expense is being recognized based on the fair market value of the shares on the grant date of $9.00 over the vesting period. The shares will vest immediately in the event of disability or death. Approximately $330,000 and $109,000 in compensation expense was recognized for the nine months and three months ended June 30, 1999, respectively.

5.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

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



                                   * * * * * *

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Stockholders of
Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the "Company") as of June 30, 1999, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 1999 and 1998, and of cash flows for the nine-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Little Rock, Arkansas
August 11, 1999

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition at June 30, 1999, as compared to September 30, 1998

General. The Company's total assets increased $28.3 million or 7.0% to $435.3 million at June 30, 1999, as compared to $407.0 million at September 30, 1998.

Loans receivable, net. Net loans receivable increased by $17.7 million or 9.1% to $211.4 million at June 30, 1999, from $193.7 million as of September 30, 1998. Growth in the loan portfolio was due to loan demand in the Company's local market and the purchase of approximately $9.4 million of single family residential loans in the Southeastern United States.

Investment securities held to maturity. Investment securities held to maturity increased $0.1 million, or 0.9% to $9.5 million at June 30, 1999, from $9.4 million at September 30, 1998. The increase in the Company's held to maturity investment portfolio was due to accretion of discounts.

Investment securities available for sale. Investment securities available for sale increased $3.5 million, or 2.0%, to $177.1 million at June 30, 1999, from $173.6 million at September 30, 1998. The increase in investment securities available for sale was primarily due to the purchase of approximately $47.2 million of investment securities net of sales of investments of $13.3 million and prepayments due to the relatively low interest rate environment. Average balance of investment securities decreased for the nine month period ended June 30, 1999 to $171.5 million from $196.5 million for the same period last year. Trading securities. Trading securities increased $0.1 million, or 6.25% to $1.7 million at June 30, 1999 from $1.6 million at September 30, 1998.

Other assets. Other assets increased $1.9 million to $2.5 million at June 30, 1999, from $0.6 million at September 30, 1998, primarily due to an increase in deferred income taxes.

Deposits. Deposits increased $6.2 million or 3.2% to $201.7 million at June 30, 1999, from $195.5 million at September 30, 1998, primarily due to continued growth within the Company's market area.

Deferred compensation. Deferred compensation increased primarily due to the retirement of the Company's President and CEO, Skip Martin. A liability of approximately $2.7 million was recorded in connection with his retirement.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased $8.0 million, or 181.8%, to $12.4 million at June 30, 1999, from $4.4 million at September 30, 1998. The increase was primarily related to the purchase of $10.0 million of investment securities for which settlement date had not occurred as of June 30, 1999.

Federal Home Loan Bank advances and securities sold under agreements to repurchase. FHLB advances increased $21.9 million or 15.2% to $165.6 million at June 30, 1999, from $143.7 million at September 30, 1998. The Average balance in FHLB advances decreased to $146.4 million, for the nine month Period ended June 30, 1999, from $179.1 million for the same period in the prior year .

Stockholders' equity. Stockholders' equity decreased $9.9 million or 16.3% to $50.7 million at June 30, 1999, from $60.6 million at September 30, 1998. Such decrease was primarily due to the repurchase of

1,083,972 shares of the Company's common stock at a total cost of $9.3 million and dividends of $1.1 million, which was partially offset by net income of $0.2 million.

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 1999 and 1998

Overview. In connection with the retirement of the Company's Chief Executive Officer (the "CEO"), the Company, the Bank and the CEO entered into an Employment Separation Agreement and Release (the "Agreement"). The Agreement provides, among other things, for the payment by the Company to the CEO of $2.75 million, in installments of not less than $150,000 annually, with the entire unpaid amount, if any, due upon the CEO's death. The Agreement provides that the CEO will be entitled to an additional pay out equal to $550,000 should there be a change in control of the Company or the Bank on or before April 30, 2003. Pursuant to the Agreement, the CEO forfeited all shares of restricted stock awarded to him under the Company's current Recognition and Retention Plan and will forego any additional benefits accruals or contributions under the Company's Restated Supplemental Executive Retirement Agreement. Also, pursuant to the Agreement, the CEO's previous employment agreement was terminated (except for certain specified provisions) and no further payouts under the Employment Agreement will be due to him. The Company has recognized a charge to earnings to give effect to the provisions of the Agreement. This charge to earnings totals approximately $1.94 million net of tax, or $.33 and $.32 per share basic and diluted, respectively, for the nine month period ended June 30, 1999.

The net income for the quarter ended June 30, 1999, was $702,120 or $0.13 and $0.12 per share basic and diluted, respectively.

The net income for the nine month period ended June 30, 1999, including the one-time charge was $175,877 or $0.03 per share basic and diluted. Net income for the nine month period ended June 30, 1999, excluding the one-time charge would have been $2,115,142 compared to $2,177,597 for the same period ended June 30, 1998, a decrease of $62,455 or 2.9%. Basic and diluted earnings per share for the nine month period, excluding one-time charges would have been $0.36 and $0.35, respectively compared to basic and diluted earnings per share of $0.34 and $0.33, respectively for the same period last year.

Net interest income. Net interest income after provision for loan losses for the quarter ended June 30, 1999, was $2,587,699 compared to $2,793,192 for the quarter ended June 30, 1998, a decrease of $205,493 or 7.4%. Net interest income after provision for loan losses for the nine-month period ended June 30, 1999, was $7,927,688 compared to $6,892,347 for the nine-month period ended June 30, 1998, an increase of $1,035,341 or 15.03%. The increase in net interest income for the nine month period ended June 30, 1999 was due to increase in net loans receivable, increase in investment securities, increase in deposits.

Operating expense. Total operating expenses, excluding the one-time charge, would have been $6.1 million, for the nine-month period ended June 30, 1999, compared to $4.4 million for the nine-month period ended June 30, 1998, for the Quarter ended June 30, 1999 an increase of $1.7 or 38.6%. Total operating expenses were $2.1 million compared to $1.6 million for the quarter ended June 30, 1998, an increase of $0.5 million 31.3%, which is primarily due to the addition of six new branches. The increase in operating expenses is related to the increase in the number of branches. At the beginning of the nine-month period ended June 30, 1998, the Bank had 6 operating branches; at the end of the nine-month period ended June 30, 1999, the Bank had 14 operating branches.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. No provision for loan losses was made during the three or nine month periods ending June 30, 1999 and 1998. Management believes that the current allowance for loan losses is adequate to absorb possible loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.

                                                            June 30, 1999   June 30, 1998
                                                            -------------   -------------
                                                               (Dollars in Thousands)
   Delinquent loans:
     Single family mortgage                                     $1,660          $  955
     Other mortgage loans                                          323               0
     Other loans                                                    52              69
                                                                ------          ------
               Total delinquent loans                            2,035           1,024

   Total real estate owned (1)                                     341              18
                                                                ------          ------
   Total non-performing assets                                   2,376           1,042

   Total loans delinquent 90 days or more to net
     loans receivable                                             0.96%           0.54%

   Total loans delinquent 90 days or more to total assets         0.47%           0.25%

   Total nonperforming loans and REO to total assets              0.55%           0.26%

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

      Step 1. Awareness and Understanding of the Problem. The Company has formed a Year 2000 team that has investigated the problem and its potential impact on the Company's systems. This phase also includes education of the Company's employees and customers about Y2K issues. The awareness and understanding phase of this step has been completed. Training and communication has taken place and will continue through 1999.

      Step 2. Identification of All Potentially Affected Systems. This step has included a review of all major information technology ("IT") and non-information technology ("non-IT") systems to determine how they are impacted by Y2K issues. An inventory has been prepared of all vendors who render IT and non-IT services to the Company. This step is considered complete.

      Step 3. Assessment and Planning. The Year 2000 team has completed its assessment of which systems and equipment are most prone to placing the Company at risk if they are not Y2K compliant. The project team has developed an inventory of its vendors, an inventory of actions to be taken, identification of the team members responsible for completion of each action, a completion timetable and a project tracking methodology. Significant vendors have been requested to advise the Company in writing of their Y2K readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Y2K compliant. This step is considered complete.

       Step 4. Correction and Testing. The Company's third party data processing services as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. The testing and corrections have taken place.

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

Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no long than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the nine-months ended June 30, 1999.

At June 30, 1999, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At June 30, 1999, the Bank's capital to assets ratios exceeded all regulatory requirements.

Forward-Looking Statements

This form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of qualitative and quantitative risks in the September 30, 1998, annual report. There have been no material changes in the market risk of the Company in the intervening nine-month period.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The Bank convened its 1998 Annual Meeting of Stockholders on April 21, 1999. At the meeting, the stockholders of the Bank considered and voted on:

     1.   The election as directors of nominees listed below:


     2. The ratification of the appointment of Deloitte & Touche, LLP as auditors for the Bank for the fiscal year ending September 30, 1999.

The results of the election of directors are as follows:

                                              For              Withheld
                                              ---              --------

                  James Edington           4,806,286            84,427
                  Robert Rainwater         4,808,700            82,013


The ratification of the engagement of Deloitte & Touche LLP was approved by a vote of 4,889,163 votes for, 500 against and 1,050 abstaining.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           POCAHONTAS BANCORP, INC.





Date:    August 11, 1999                   /s/ James Edington
                                           -------------------------------------
                                           James Edington
                                           President and Chief Executive Officer



Date:    August 11, 1999                   /s/ Dwayne Powell
                                           -------------------------------------
                                           Dwayne Powell
                                           Chief Financial Officer