Form 10-K
period 1999-09-30
POCAHONTAS BANCORP INC
filed 1999-12-22
CIK 1051859

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended September 30, 1999

                                 OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to  ______________________


                           Commission File #0-23969

                           POCAHONTAS BANCORP, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)

             United States                                    71-0806097
     ---------------------------------                    -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)

203 West Broadway, Pocahontas, Arkansas                          72455
---------------------------------------                          -----
(Address of Principal Executive Offices)                        Zip Code

                                (870) 892-4595
                         ----------------------------
                        (Registrant's telephone number)

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

     YES   X  .   NO _____.
         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 15, 1999, there were issued and outstanding 5,518,614 shares of the Registrant's Common Stock. Such shares were listed on the NASDAQ National Market System.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on December 15, 1999, was $26,068,219. This amount does not include shares held by the Employee Stock Ownership Plan of Pocahontas Federal Savings and Loan Association (the Registrant's subsidiary), by executive officers and directors, and by the Registrant or treasury stock.

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

At September 30, 1999, the Company and its affiliates employed 102 persons.

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

Lending Activities

     Loan Portfolio Composition. The Bank's net loan portfolio consists primarily of first mortgage loans collateralized by single-family residential real estate and, to a lesser extent, multifamily residential real estate, commercial real estate and agricultural real estate loans. At September 30, 1999, the Bank's net loan portfolio totaled $217.7 million, of which $173.6 million, or 79.7% were single-family residential real estate mortgage loans, $1.0 million, or 0.5% were multifamily residential real estate loans, $6.9 million, or 3.2%, were commercial real estate loans (including land loans), and $23.3 million, or 10.7%, were agricultural real estate loans. The remainder of the Bank's loans at September 30, 1999 included commercial business loans (i.e., crop production, equipment and livestock loans) which totaled $10.9 million, or 5.0%, of the Bank's total net loan portfolio as of September 30, 1999. Other loans, including automobile loans and loans collateralized by deposit accounts totaled $9.6 million, or 4.4%, of the Bank's net loan portfolio as of September 30, 1999.

Analysis of Loan Portfolio

     Set forth below is selected data relating to the composition of the Bank's loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

                                                                     At September 30
                              -----------------------------------------------------------------------------------------------------
                                      1999                 1998                 1997                 1996                1995
                              --------------------   -----------------    -----------------    -----------------   ----------------
                                Amount     Percent   Amount    Percent    Amount    Percent    Amount    Percent   Amount   Percent
                              --------------------   -----------------    -----------------    -----------------   ----------------
                                                                       (Dollars In Thousands)
Real estate loans:
  Single-family residential     $173,622    79.7%   $163,895     84.6%   $138,539    86.8%   $118,291    86.4%   $100,100     86.0%
  Multifamily residential          1,024     0.5       3,124      1.6       1,600     1.0       4,729     3.5       3,500      3.0
  Agricultural                     6,878     3.2       6,532      3.4       4,654     2.9       4,552     3.3       3,995      3.4
  Commercial                      23,296    10.7      10,268      5.3       9,606     6.0       6,703     4.9       5,246      4.5
                                --------   -----    --------   ------    --------   -----    --------   -----    --------   ------

    Total real estate loans      204,820    94.1     183,819     94.9     154,399    96.7     134,275    98.1     112,841     96.9

Other loans:
  Savings account loans            1,528     0.7       1,161      0.6       1,015     0.6         886     0.6         896      0.8
  Commercial business (1)         10,932     5.0       8,568      4.4       6,533     4.1       5,729     4.2       4,466      3.8
  Other (2)                        8,113     3.7       5,943      3.1       2,716     1.7       1,913     1.4       2,137      1.9
                                --------   -----    --------   ------    --------   -----    --------   -----    --------   ------

    Total other loans             20,573     9.4      15,672      8.1      10,264     6.4       8,528     6.2       7,499      6.5
                                --------   -----    --------   ------    --------   -----    --------   -----    --------   ------

    Total loans receivable       225,393   103.5     199,491    103.0     164,663   103.1     142,803   104.3     120,340    103.4

Less:
  Undisbursed loan proceeds        5,753     2.6       3,655      1.9       2,815     1.8       3,715     2.7       1,942      1.7
  Unearned discount and net
    deferred loan fees               287     0.1         424      0.2         467     0.3         482     0.4         594      0.5
  Allowance for loan losses        1,643     0.8       1,684      0.9       1,691     1.0       1,734     1.3       1,357      1.2
                                --------   -----    --------   ------    --------   -----    --------   -----    --------   ------

    Total loans receivable, net $217,710   100.0%   $193,728    100.0%   $159,690   100.0%   $136,872   100.0%   $116,447    100.0%
                                ========   =====    ========   ======    ========   =====    ========   =====    ========   ======

____________________________________
(1) Includes crop-production loans, livestock loans and equipment loans.
(2) Includes second mortgage loans, unsecured personal lines of credit and automobile loans.

     Loan Maturity Schedule. The following table sets forth certain information as of September 30, 1999, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                                            Beyond
                            Within            1-3         3-5        5-10       10-20         20
                            1 Year           Years       Years       Years      Years       Years        Total
                            -------         -------     -------     -------     -------     -------     --------
                                                                 (In Thousands)

Fixed rate loans            $22,301         $11,293     $14,697     $ 8,905     $34,660     $10,935     $102,791
Variable rate loans              15             369       1,248       8,703      50,645      61,622      122,602
                            -------         -------     -------     -------     -------     -------     --------

    Total                   $22,316         $11,662     $15,945     $17,608     $85,305     $72,557     $225,393
                            =======         =======     =======     =======     =======     =======     ========

     The following table sets forth at September 30, 1999, the dollar amount of all fixed rate and adjustable rate loans due after September 30, 2000.

                                                                 Fixed           Adjustable           Total
                                                              -------------    ---------------     --------------
                                                                                 (In Thousands)

Single-family residential                                           $49,796           $121,557           $171,353
Multifamily residential                                                   0              1,024              1,024
Agricultural                                                          6,351                  -              6,351
Commercial                                                           14,418                  6             14,424
Other                                                                 9,925                  -              9,925
                                                                    -------           --------           --------

Total                                                               $80,490           $122,587           $203,077
                                                                    =======           ========           ========


     Single-Family Residential Real Estate Loans. The Bank's primary lending activity is the origination of single-family, owner-occupied, residential mortgage loans collateralized by properties located in the Bank's market area. The Bank generally does not originate single-family residential loans collateralized by properties outside of its market area. At September 30, 1999, the Bank had $173.6 million, or 79.7%, of its total net loan portfolio invested in single-family residential mortgage loans, substantially all of which were collateralized by properties located in the Bank's market area or in counties contiguous with the Bank's market area.

     The Bank's single-family, fixed rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans for resale in the secondary mortgage market. The Bank generally retains adjustable rate mortgage ("ARM") loans that it originates. Whether the Bank can or will sell fixed rate loans, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank's current interest rate gap position. At September 30, 1999 and 1998, loans held for sale were insignificant. During the fiscal years ended September 30, 1999, 1998 and 1997, the Bank sold into the secondary market $1.8 million, $4.3 million, and $2.2 million, respectively, of single-family, fixed rate, residential mortgage loans, generally from current period originations. The Bank generally does not retain the servicing rights on loans it has sold.

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

     Multifamily Residential Real Estate Loans. Although the Bank does not emphasize multifamily residential loans and has not been active recently in this area, the Bank has originated loans collateralized by multifamily residential real estate. Such loans constituted approximately $1.0 million, or 0.5% of the Bank's total net loan portfolio on September 30, 1999, compared to $3.1 million, or 1.6%, of the Bank's total net loan portfolio at September 30, 1998, $1.6 million, or 1.0%, of the Bank's total net loan portfolio at September 30, 1997, $4.7 million, or 3.5%, of the total net loan portfolio at September 30, 1996, and $3.5 million, or 3.0%, of the total net loan portfolio as of September 30, 1995. The Bank's multifamily real estate loans are primarily collateralized by
multifamily residences, such as apartment buildings.   Multifamily residential
real estate loans are offered with fixed and adjustable interest rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed interest rate loans generally have five-to-seven-year terms with a balloon payment based on a 15 to 25 year amortization schedule.

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

     Agricultural Real Estate Loans. In recent years the Bank has increased its originations of agricultural real estate loans for the purchase of farmland in the Bank's market area. Loans collateralized by farmland constituted approximately $6.9 million, or 3.2%, of the Bank's total net loan portfolio at September 30, 1999, compared to $6.5 million, or 3.4%, $4.7 million, or 2.9%, $4.6 million, or 3.3%, and $4.0 million, or 3.4%, of the Bank's total net loan portfolio at September 30, 1998, 1997, 1996, and 1995, respectively.

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

     Commercial Real Estate Loans. Loans collateralized by commercial real estate, including land loans, constituted approximately $23.3 million, or 10.7% of the Bank's total net loan portfolio at September 30, 1999, compared to $10.3 million, or 5.3%, $9.6 million, or 6.0%, $6.7 million, or 4.9%, and $5.2 million, or 4.5% of the Bank's total net loan portfolio at September 30, 1998, 1997, 1996, and 1995, respectively. The Bank's commercial real estate loans are collateralized by improved property such as office buildings, churches and other nonresidential buildings. At September 30, 1999, substantially all of the Bank's commercial real estate loans were collateralized by properties located within the Bank's market area.

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

     Other Loans. The Bank originates various consumer loans, including automobile, deposit account loans and second mortgage loans, principally in response to customer demand. As of September 30, 1999, such loans totaled $9.6 million, or 4.4% of the Bank's total net loan portfolio as compared to $7.1 million, or 3.7%, $3.7 million, or 2.3%, $2.8 million, or 2.0%, and $3.0 million, or 2.7 % of the Bank's total net loan portfolio as of September 30, 1998, 1997, 1996, and 1995, respectively. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

     In recent years, the Bank has emphasized the origination of commercial business loans, which principally include agricultural-related commercial loans to finance the purchase of livestock, cattle, farm machinery and equipment, seed, fertilizer and other farm-related products. Such loans comprised $10.9 million, or 5.0% of the Bank's total net loan portfolio at September 30, 1999, as compared to $8.6 million, or 4.4%, $6.5 million, or 4.1%, $5.7 million, or 4.2%, and $4.5 million, or 3.8% of the Bank's total net loan portfolio as of September 30, 1995.

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

                                                                                       Year Ended September 30
                                                                   ----------------------------------------------------------------
                                                                     1999          1998          1997          1996          1995
                                                                   --------      --------      --------      --------      --------
                                                                                             (In Thousands)
Total loans receivable, net at beginning of year                   $193,728      $159,690      $136,872      $116,447      $104,083
Loans originated:
  Real estate:
    Single-family residential                                        53,499        66,988        49,215        48,568        28,295
    Multifamily residential                                             180           100            93             -             -
    Commercial                                                       13,708         2,010         3,467           299           552
    Agricultural                                                      2,317         3,429         2,863         1,596         1,654
Other:
  Commercial business                                                11,102         7,593         6,697         5,743         4,510
  Savings account loans                                               1,580           908           926           826           682
  Other                                                               7,504         4,162         2,684         2,023         1,630
                                                                   --------      --------      --------      --------      --------

    Total loans originated                                           89,890        85,190        65,945        59,055        37,323

Loans purchased                                                      10,552             -             -             -           385
Loans sold                                                           (1,765)       (4,287)       (2,156)       (1,371)         (900)
Loans transferred to REO                                               (943)         (129)         (294)         (233)          (88)
Loans to facilitate the sale of REO                                    (513)            -          (349)         (145)         (205)
Loan repayments                                                     (73,239)      (46,478)      (40,004)      (36,470)      (24,350)
Other loan activity (net)                                                            (258)         (324)         (411)          199
                                                                   --------      --------      --------      --------      --------

    Total loans receivable, net at end of year                     $217,710      $193,728      $159,690      $136,872      $116,447
                                                                   ========      ========      ========      ========      ========

Mortgage-backed securities, net at beginning of year               $151,970      $168,836      $179,359      $163,287      $121,925
Purchases                                                            65,737             -             -        38,430        50,176
Sales                                                                (1,205)            -             -       (10,020)            -
Fair value adjustment                                                (1,222)        2,474             -             -             -
Repayments                                                          (24,431)      (19,598)      (10,669)      (13,575)       (8,978)
Discount amortization                                                   276           258           146         1,237           164
                                                                   --------      --------      --------      --------      --------

Mortgage-backed and related securities, net at end of year         $191,125      $151,970      $168,836      $179,359      $163,287
                                                                   ========      ========      ========      ========      ========

Total loans receivable, net, and mortgage-backed
  and related securities, net, at end of year                      $408,835      $345,698      $328,526      $316,231      $279,734
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

     The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank at the dates indicated.

                                                                                   At September 30
                                                               ----------------------------------------------------
                                                                1999        1998       1997        1996       1995
                                                               ------      ------     ------      ------     ------
                                                                              (Dollars In Thousands)
Nonperforming loans:
  Single-family residential real estate                        $1,302      $2,240     $  422      $  766     $  409
  All other mortgage loans                                         10          15                    195         32
  Other loans                                                      66          41         31          62         55
                                                               ------      ------     ------      ------     ------

    Total delinquent loans                                      1,378       2,296        453       1,023        496
Total real estate owned                                           261          16         17         111        190
                                                               ------      ------     ------      ------     ------

    Total nonperforming assets                                 $1,639      $2,312     $  470      $1,134     $  686
                                                               ======      ======     ======      ======     ======

Total loans delinquent 90 days or more
  to net loans receivable                                        0.63%       1.19%      0.28%       0.74%      0.43%

Total loans delinquent 90 days or more
  to total assets                                                0.28%       0.56%      0.12%       0.27%      0.14%

Total nonperforming loans and REO
  to total assets                                                0.34%       0.57%      0.12%       0.30%      0.20%

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

     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                                            September 30,
                                                 1999            1998            1997            1996            1995
                                                ------          ------          ------          ------          ------
                                                                       (Dollars In Thousands)
Substandard assets                              $2,905          $2,572          $1,640          $3,515          $3,074
Doubtful assets                                      -              18               -               -               -
Loss assets                                         32               -              25              89             155
                                                ------          ------          ------          ------          ------

    Total classified assets (1)                 $2,937          $2,590          $1,665          $3,604          $3,229
                                                ======          ======          ======          ======          ======

 (1) With respect to assets classified "doubtful" and "loss," the Bank has established aggregate specific loan loss reserves of $32,000, $0 $25,000, $89,000, and $155,000 (in actual dollars) for the years ended September 30, 1999, 1998, 1997, 1996, and 1995, respectively.

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

     During the fiscal year ended September 30, 1999, 1998, 1997, 1996, and 1995, the Bank added $0, $0, $60,000, $411,200, and $0, respectively, to its allowance for loan losses. The Bank's allowance for loan losses totaled $1.6 million, $1.7 million, $1.7 million, $1.7 million, and $1.4 million at September 30, 1999, 1998, 1997, 1996, and 1995, respectively.

     Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                Year Ended September 30,
                                                            ----------------------------------------------------------------
                                                              1999          1998          1997          1996          1995
                                                            --------      --------      --------      --------      --------
                                                                                     (In Thousands)
Total loans outstanding                                     $225,393      $199,491      $164,663      $142,803      $120,340
Average net loans outstanding                                206,001       176,295       147,316       124,609       109,658

Allowance balances (at beginning of year)                   $  1,684      $  1,691      $  1,734      $  1,357      $  1,330
Provision for losses:
  Real estate loans                                                -             -            30             -             -
  Other loans                                                      -             -            30           411             -
Charge-offs:
  Real estate loans                                              (67)           (7)          (11)          (17)          (19)
  Other loans                                                    (29)            -           (93)          (32)           (4)
Recoveries:
  Real estate loans                                                1             -             1            15            50
  Other loans                                                     54             -             -             -             -
                                                            --------      --------      --------      --------      --------

Allowance balance (at end of year)                          $  1,643      $  1,684      $  1,691      $  1,734      $  1,357
                                                            ========      ========      ========      ========      ========

Allowance for loan losses as a percent
  of total loans receivable at end of year                      0.73%         0.84%         1.03%         1.21%         1.13%
Net loans charged off as a percent
  of average net loans outstanding                              0.00%         0.00%         0.07%         0.04%        (0.02)%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year                                              119.23%        73.34%       373.45%       169.50%       273.59%
Ratio of allowance for loan losses to
  total nonperforming loans and
  REO at end of year                                          100.24%        72.84%       359.79%       152.91%       197.81%


     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                                      1999                      1998                       1997
                                             -----------------------    -----------------------    -----------------------
                                                          % of Loans                 % of Loans                 % of Loans
                                                           In Each                    In Each                    In Each
                                                         Category to                Category to                Category to
                                              Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
                                             -----------------------    -----------------------    -----------------------
Balance at end of period
  applicable to:
    Mortgage loans                            $  893        92.3%       $  958          94.9%      $  927           96.7%
    Non-mortgage loans                           750         7.7           726           5.1          764            3.3
                                              ------      ------        ------        ------       ------         ------

    Total allowance for loan losses           $1,643       100.0%       $1,684         100.0%      $1,691          100.0%
                                              ======      ======        ======        ======       ======         ======

                                              1996                     1995
                                       ---------------------    ---------------------
                                                  % of Loans               % of Loans
                                                   In Each                  In Each
                                                 Category to              Category to
                                        Amount   Total Loans     Amount   Total Loans
                                       ---------------------    ---------------------
Balance at end of period
  applicable to:
    Mortgage loans                      $  903      93.9%        $  894         93.8%
    Non-mortgage loans                     831       6.1            463          6.2
                                        ------     ------        ------       ------

    Total allowance for loan losses     $1,734      100.0%       $1,357        100.0%
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

     Set forth below is selected data relating to the composition of the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                                                     September 30,
                                        1999                    1998                     1997                    1996
                                 ---------------------   ---------------------   ---------------------   -------------------
                                      $           %           $           %           $         %           $           %
                                 ----------   --------   ---------   ---------   ---------   ---------   ---------   -------
                                                                           (Dollars In Thousands)
Mortgage-backed securities:
  Adjustable                      $119,975      62.8%     $139,528       92.0%    $151,766      89.9%     $155,949      86.9%
  Fixed                             71,150      37.2        12,442        8.0       17,070      10.1        23,410      13.1
                                  --------    ------      --------     ------     --------    ------      --------    ------

    Total mortgage-backed
      securities, net             $191,125      100.0%    $151,970      100.0%    $168,836      100.0%    $179,359     100.0%
                                  ========     ======     ========     ======     ========    ======      ========    ======

                                            1995
                                   ---------------------
                                       $            %
                                   --------      -------
                                  (Dollars In Thousands)
Mortgage-backed securities:
  Adjustable                       $126,654         77.6%
  Fixed                              36,633         22.4
                                   --------      -------
    Total mortgage-backed
      securities, net              $163,287        100.0%
                                   ========      =======

     At September 30, 1999, mortgage-backed securities aggregated $191.1, or 39.6%, of the Bank's total assets. At September 30, 1999, all of the Bank's mortgage-backed securities were classified as available-for-sale.

     Other Investment Securities The Bank's investment portfolio, excluding mortgage-backed securities and FHLB stock, consists of obligations of the United States Government and agencies thereof, municipal bonds, interest-earning deposits in other institutions and equity investments (principally in other financial institutions). The carrying value of this portion of the Bank's investment portfolio totaled $36.3 million, $32.7 million, $31.7 million, $40.3 million, and $51.1 million at September 30, 1999, 1998, 1997, 1996 and 1995, respectively. At September 30, 1999, $0.04 million, or 0.01%, of the Bank's investment securities, excluding mortgage-backed securities, had a remaining term to maturity of one year or less, and $8.8 million, or 24%, had a remaining term to maturity of five years or less.

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

                                                                                 September 30,
                                                         ------------------------------------------------------------
                                                           1999         1998         1997         1996         1995
                                                         --------     --------     --------     --------     --------
                                                                            (Dollars In Thousands)
  Investment securities:
  Mortgage-backed securities                             $191,125     $151,970     $168,836     $179,359     $163,287
  U.S. Government treasury obligations                          -            -            -        1,000        2,948
  U.S. Government agency obligations                       25,403       21,656       26,858       38,872       47,721
  Municipal bonds                                           9,446        9,425        4,859          459          469
  Equity securities                                         1,429        1,588            -            -            -
                                                         --------     --------     --------     --------     --------

    Total investment securities                           227,403      184,639      200,553      219,690      214,425

FHLB stock                                                 10,981       10,060       10,053       11,608       10,549
                                                         --------     --------     --------     --------     --------

    Total investments                                    $238,384     $194,699     $210,606     $231,298     $224,974
                                                         ========     ========     ========     ========     ========

     Investment Portfolio Maturities The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at September 30, 1999.

                                                                    At September 30, 1999
                                    --------------------------------------------------------------------------------------------
                                           One Year          One to Five Years    Five to Ten Years         Over Ten Years
                                     -------------------------------------------------------------------------------------------
                                                 Annualized              Annualized             Annualized            Annualized
                                                  Weighted                Weighted               Weighted              Weighted
                                      Carrying    Average     Carrying    Average     Carrying   Average    Carrying    Average
                                       Value       Yield       Value       Yield       Value      Yield       Value      Yield
                                      --------   ----------   --------   ----------   --------  ----------  --------  ----------
                                                                           (Dollars  in Thousands)
Investment securities:
 U.S. Government agency securities    $    36        4.85 %   $              0.00 %     $ 8,771      6.86 %   $ 16,596     7.57 %
 State and municipal obligations(1)         5        5.30 %        20        5.55 %         401      5.36 %      9,020     5.09 %
 CMOs (2)                                 236        7.98 %                  0.00 %       3,667      5.97 %    132,209     6.50 %
 Mortgage-backed securities               567        5.57 %     4,430        6.67 %       1,862      7.15 %     48,154     6.77 %
                                      -------       -----     -------      ------      --------     -----    ---------    -----

  Total investment securities             844        6.21 %     4,450        6.66 %      14,701      6.63 %                6.59 %
                                                   ======                   =====                   =====                 =====

Equity securities
FHLB stock
Accrued interest on investments            11                      24                      251
                                      -------                 -------                  -------

  Total                               $   855                 $ 4,474                  $14,952
                                      =======                 =======                  =======

                                     -----------------------------------------------
                                                         Total
                                     -----------------------------------------------
                                                                        Annualized
                                                             Average     Weighted
                                     Carrying      Market    Life in      Average
                                      Value        Value      Years        Yield
                                     --------     --------   --------    ----------
Investment securities:
 U.S. Government agency securities   $ 25,403     $ 25,403      12.96         6.58 %
 State and municipal obligations(1)     9,446        8,984       7.97         5.39 %
 CMOs (2)                             136,112      136,112      24.10         6.48 %
 Mortgage-backed securities            55,013       55,013      27.32         7.73 %
                                     --------     --------                   -----

  Total investment securities         225,974      225,512                    6.75 %


Equity securities                       1,429        1,429
FHLB stock                             10,981       10,981
Accrued interest on investments         1,465        1,465
                                     --------     --------

  Total                              $239,849     $239,387
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

     Deposits. Consumer and commercial deposits are received principally from within the Bank's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit accounts, term certificate accounts and individual retirement accounts. The Bank also markets term certificate accounts nationally to attract deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest the Bank must pay is not established by regulatory authority. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. As of September 30, 1999, the Bank did not have any brokered deposits.

     Time Deposit Rates. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

                                                                          September 30,
                                            1999              1998                  1997               1996              1995
                                         -----------       -----------           -----------        -----------       -----------
                                                                        (In Thousands)
Rate

0.00-3.99%                               $      -            $    275             $     16            $    17           $   126
4.00-5.99%                                135,563             111,713               76,094             75,615            51,125
6.00-7.99%                                 14,924              25,225               32,170              6,205            32,916
8.00-9.99%                                      -                   -                    -                 20                20
                                         --------            --------             --------            -------           -------

            Total                        $150,487            $137,213             $108,280            $81,857           $84,187
                                         ========            ========             ========            =======           =======


     Time Deposit Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 1999.

                                                                                  Maturity
                                                        -----------------------------------------------------------

                                                          3 months     3 to 6     6 to 12     Over 12
                                                          or less      months      months     months       Total
                                                        -----------------------------------------------------------
Certificate of Deposit less than $100,000                  $34,914     $38,832     $31,464     $15,207     $120,417
Certificate of Deposit greater than $100,000                 6,737       8,338      11,705       3,290       30,070
                                                           -------     -------     -------     -------     --------

Total Certificates of Deposit                              $41,651     $47,170     $43,169     $18,497     $150,487
                                                           =======     =======     =======     =======     ========


Borrowings

     Deposits of the Bank are a significant source of funds as is short term and long term advances from the FHLB. FHLB advances are collateralized by the Bank's stock in the FHLB, investment securities and a blanket lien on the Bank's mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 1999, the Bank's FHLB advances totaled $213.1 million.

     The Bank sells securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, the Bank sells a fixed dollar amount of securities to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as a liability of the Bank. The dollar amount of securities underlying the agreements remain an asset of the Bank. At September 30, 1999, the Bank's securities sold under agreements to repurchase totaled $2.1 million.

     The following table sets forth certain information regarding borrowings by the Bank during the periods indicated.

                                                                                  Year Ended September 30,
                                                                1999          1998          1997          1996          1995
                                                               ------        ------        ------        ------        ------
                                                                                    (Dollars In Thousands)
Weighed average rate paid on: (1)
  FHLB advances                                                 5.03%         5.75%         5.54%         5.64%         6.17%
  Other borrowings (2)                                          5.16%         4.97%         5.81%         5.59%         5.75%


FHLB advances:
  Maximum balance                                           $216,844      $210,325      $230,317      $239,686      $210,987
  Average balance                                           $161,905      $173,812      $203,835      $224,719      $167,766
Other borrowings: (2)
  Maximum balance                                           $  3,242      $ 21,850      $ 21,060      $ 10,306      $131,500
  Average balance                                           $  2,273      $  6,215      $ 17,684      $  2,940      $ 67,000


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

     Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders' equity including retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At September 30, 1999, the Bank had no intangible assets or unrealized loss, net of tax under SFAS No. 115.

     The leverage limit adopted by the OTS requires that savings associations maintain "core capital" in an amount equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased out over a five-year period) and up to 25% of other intangibles that meet certain separate salability and market valuation tests. As a result of the prompt corrective action provisions described below, however, a savings association must maintain a core capital ratio of at least 4% of to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1999, the Bank had no goodwill or other intangibles.

     Under the risk-based capital requirement, a savings association must maintain total capital equal of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1999, the Bank had no capital instruments that qualify as supplementary capital and $1.6 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at September 30, 1999.

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

     On September 30, 1999, the Bank had total risk-based capital of $46.2 million (including $44.6 million in core capital and $1.6 million in qualifying supplementary capital) and risk-weighted assets of $227.6 million; or total capital of 20.3% of risk-weighted assets. This amount was $23.4 million above the current 10.0% requirement.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, and an additional 10% of unimpaired capital and surplus if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualifying thrift investments on a monthly average for nine out of every twelve months on a rolling basis. At September 30, 1999, the Bank met the test.

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

     Liquidity Requirements. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%. At September 30, 1999, the Bank's liquidity ratio exceeded regulatory requirements.

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

     Limitations on Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of 100% of its net income to date during the calendar year plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. Any additional capital distributions would require prior regulatory approval. An institution that meets its regulatory capital requirement before and after its capital distribution ("Tier 2 association") may, after prior notice but without the approval of the OTS, make capital distributions of up to 75% of its net income over the most recent four quarter period. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution ("Tier 3 association") may not make any capital distributions without the prior approval of the OTS, unless such distribution is consistent with an approved capital plan. In addition, the OTS would prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Also, an institution meeting the Tier 1 capital criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 association unless the OTS deems otherwise. As of September 30, 1999, the Bank was a Tier 1 association, and had not been notified of a need for more than normal supervision.

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

     Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Legislation enacted in 1996 required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and provided for the merger of the BIF and the SAIF into a single deposit insurance fund on January 1, 1999, provided the thrift charter was eliminated. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank and the Company.

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

     Extensions of credit by the Bank to executive officers are subject to
Section 12(g) of the Federal Reserve Act, and extensions of credit to executive officers, directors and principal stockholders and related interests of such persons are subject to Section 22(h) of the Federal Reserve Act, which prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of a bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully collateralized by readily marketable collateral. Section 22(h) provides that no institution shall make any loan or extension of credit in any manner to any of its executive officers or directors, or to any person who directly or acting through or in concert with one or more persons,owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution, or to any company controlled by such executive officer, director, or person, or to any political or campaign committee the funds or services of which will benefit such executive officer, director, or person or which is controlled by such executive officer, director, or person, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. A savings association is therefore prohibited from making any new loans or extensions of credit to the savings association's executive officers, directors and 10% stockholders at different rates or terms than those offered to the general public.

Federal Home Loan Bank System

     The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Dallas, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of September 30, 1999, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.
These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

The Federal Reserve System

     Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Federal Regulations -- Liquidity Requirements."

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

Executive Officers of the Registrant

     Listed below is information, as of September 30, 1999, concerning the Company's executive officers. Such executive officers also serve in the same positions with the Savings Bank. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he or she was or its to be selected as an officer.

     The following individuals hold positions as executive officers of the Company as is set forth below opposite their names.

     Name                                Position With the Company
     ----                                -------------------------

     James Edington....................  President and Chief Executive Officer
     Dwayne Powell.....................  Senior Vice President, Secretary and
                                           Treasurer

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

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, "large" associations, i.e., the quarterly average of the association's total assets or the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six year period its applicable excess reserves, i.e. the balances of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 1999, the Bank's bad debt reserve subject to recapture over a four-year period totaled approximately $779,000. The Bank has established a deferred tax liability of approximately $277,000 for this recapture.

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

     Distributions. To the extent that (i) the Bank's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's tax bad debt reserves. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Bank's tax bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Regulation
(yen)Limitations on Capital Distributions" for limits on the payment of dividends of the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

ITEM 2    PROPERTIES
------    ----------

     The Bank conducts its business through its main office and 13 full-service branch offices located in eight counties in Northeast Arkansas. Each office is owned by the Bank. The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 1999. The aggregate net book value of the Bank's premises and equipment was $4.0 million at September 30, 1999.

Main Office:                             Brinkley Branch
203 W. Broadway                          --------------
Pocahontas, Arkansas                     811 West Cedar
(Opened 1935)                            Brinkley, Arkansas
                                         (Opened 1998)
Branch Offices:
Walnut Ridge Branch
-------------------                      England Branch
120 W. Main Street                       --------------
Walnut Ridge, Arkansas                   100 Stuttgart Hwy.
(Opened 1968)                            England, Arkansas
                                         (Opened 1998)
Jonesboro Branch
----------------                         Carlisle Branch
700 S.W. Drive                           ---------------
Jonesboro, Arkansas                      124 West Main
(Opened 1976)                            Carlisle, Arkansas
                                         (Opened 1998)
Corning Branch
--------------                           Lake City Branch
309 Missouri Avenue                      ----------------
Corning, Arkansas                        100 Colbine
(Opened 1983)                            Lake City, Arkansas
                                         (Opened 1998)
Highland Branch
---------------                          Hardy Branch
Highway 62                               ------------
Hardy, Arkansas                          530 Main Street
(Opened 1983)                            Hardy, Arkansas
                                         (Opened 1998)
Jonesboro Branch
----------------                         Pocahontas Walmart Branch
2213 Caraway Road                        -------------------------
Jonesboro, Arkansas                      Hwy 67 South
(Opened 1996)                            Pocahontas, Arkansas
                                         (Opened 1998)
Jonesboro Walmart Branch
------------------------                 Paragould Walmart Branch
Highland Drive                           ------------------------
Jonesboro, Arkansas                      2802 W. Kingshighway
(Opened 1999)                            Paragould, Arkansas
                                         (Opened 1999)

ITEM 3      LEGAL PROCEEDINGS
------      -----------------

     There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------      ---------------------------------------------------

     No matters were submitted during the fourth quarter of fiscal 1999 to a vote of security holders.

                                 PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------    --------------------------------------------------------------------

Trading in Common Stock and Related Matters

The Registrant's Common Stock is traded on the NASDAQ National Market System using the symbol "PFSL."

The following table shows the quarterly range of bid prices for the Company's common stock during fiscal 1999 and 1998, as adjusted to reflect the exchange of Bank common stock for Company common stock in the second step conversion of March 1998. Prior to March 1998, the data is for common stock of the Bank. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do no reflect actual transactions. This information has been obtained from monthly statistical stock summaries provided by the Nasdaq Stock Market. As of December 15, 1999, there were 5,518,614 shares of common stock issued and outstanding and 764 stockholders of record.

                                                      High         Low
     Quarter Ended                                    Bid          Bid
     -------------                                    ---          ---

     December 31, 1998                              $  9.25       $ 7.75
     March 31, 1999                                    8.25         7.13
     June 30, 1999                                    7.563        6.500
     September 30, 1999                               7.563         6.25


                                                      High         Low
     Quarter Ended                                    Bid          Bid
     -------------                                    ---          ---

     December 31, 1997                              $ 11.43       $ 8.08
     March 31, 1998                                   11.37         9.94
     June 30, 1998                                   10.375        9.625
     September 30, 1998                               9.875         6.75


Cash Dividends Declared in Fiscal 1999:

                                                Payment          Dividend
                                                 Date           Per Share
                                                 ----           ---------

                                            January 3, 1999      $ 0.06
                                            April 3, 1999          0.06
                                            July 3, 1999           0.06
                                            October 3, 1999        0.06

                                                Payment          Dividend
                                                 Date           Per Share
                                                 ----           ---------

                                            January 3, 1998      $0.056
                                            April 3, 1998         0.056
                                            July 3, 1998          0.060
                                            October 3, 1998       0.060

ITEM 6    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------    ----------------------------------------------

Set forth below are selected consolidated financial and other data of the Company. This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and the notes thereto presented elsewhere herein.

Selected Financial Condition Data
                                                                      September 30,
                                           --------------------------------------------------------------------------------
                                                1999           1998          1997          1996          1995
                                                                       (In Thousands)
Total assets                                  $482,131       $406,981      $383,417      $381,562      $348,554
Cash and cash equivalents                        8,622          3,781         2,805         2,046         1,860
Cash surrender value of life insurance           5,965          5,822         5,639         5,439             -
Investment securities                          227,403        184,640       200,553       219,690       214,425
Loans receivable, net                          217,710        193,728       159,690       136,872       116,447
Federal Home Loan Bank Stock                    10,981         10,060        10,053        11,608        10,549
Deposits (3)                                   211,891        195,537       143,354       116,283       112,458
FLHB advances (2)                              213,105        143,670       190,601       227,221       210,987
Securities sold under agreements to
  repurchase                                     2,075          2,107        20,685        10,100             -
Stockholders' equity (2)                        48,032         60,567        24,246        22,689        21,008


Summary of Operations
                                                                 Years Ended September 30,
                                           -----------------------------------------------------------------------------
                                                   1999            1998           1997           1996           1995
                                                                        (In Thousands)
Interest income                                  $27,960         $27,854        $26,093        $25,417        $23,300
Interest expense                                  17,217          18,401         18,699         18,628         17,241
                                                 -------         -------        -------        -------        -------

            Net interest income before
              provision for loan losses           10,743           9,453          7,394          6,789          6,059

Provision for loan losses                              -               -             60            411              -
                                                 -------         -------        -------        -------        -------

            Net interest income after
              provision for loan losses           10,743           9,453          7,334          6,378          6,059

Noninterest income                                 1,927             920          1,351          1,526            911
Noninterest expense:
  Compensation and benefits                        7,628           3,825          2,954          2,704          2,624
  Occupancy and equipment                          1,137             662            566            439            377
  Federal deposit insurance premiums (1)             118             104            108          1,198            279
  Other                                            2,369           1,600          1,337          1,210            746
                                                 -------         -------        -------        -------        -------

            Total noninterest expense             11,252           6,191          4,965          5,551          4,026
                                                 -------         -------        -------        -------        -------

Income before income taxes                         1,418           4,182          3,720          2,353          2,944
Income tax provision                                 466           1,294          1,344            386          1,001
                                                 -------         -------        -------        -------        -------

            Net income                           $   952         $ 2,888        $ 2,376        $ 1,967        $ 1,943
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

Key Financial Ratios and Other Data

Certain ratios And other data: (2)

                                                                   At or for the Year Ended September 30,
                                                  -------------------------------------------------------------------
                                                   1999           1998           1997           1996           1995
Performance Ratios:
  Return on average equity                          1.80%          6.16%         10.07%          8.98%          9.58%
  Return on average assets                          0.23           0.67           0.63           0.54           0.58
  Interest rate spread (3)                          2.37           1.93           1.83           1.65           1.57
  Net interest margin (3)                           2.72           2.45           2.04           1.89           1.85
  Noninterest expense to average assets             2.66           1.55           1.32           1.52           1.20
  Net interest income after provision
    for loan losses to noninterest expense         95.48         152.69         147.68         114.89         150.49
  Efficiency (6)                                   88.80          59.69          57.17          70.23          57.77

Asset Quality Ratios:
  Average interest-earning assets to
    average interest-bearing liabilities          108.11         110.93         104.09         104.61         105.49
  Nonperforming loans to net loans (4) (5)          0.63           1.19           0.28           0.74           0.43
  Nonperforming assets to total assets (4) (5)      0.34           0.57           0.12           0.30           0.20
  Allowance for loan losses to
    nonperforming loans (4) (5)                   119.23          73.34         373.45         169.50         273.59
  Allowance for loan losses to
    nonperforming assets (4) (5)                  100.24          72.84         359.79         152.91         197.81
  Allowance for loan losses to total loans (4)      0.73           0.86           1.03           1.21           1.13

Capital, Equity and Dividend Ratios:
  Tangible capital (4)                              9.35          10.24           6.32           5.97           6.02
  Core capital (4)                                  9.35          10.24           6.32           5.97           6.02
  Risk-based capital (4)                           20.28          22.62          16.22          16.75          18.80
  Average equity to average assets ratio           12.45          10.87           6.26           5.98           6.06
  Dividend payout ratio (1)                       151.55          43.20          60.74          63.46          48.90

Per Share Data:
  Dividends per share                              0.240          0.232          0.220          0.191          0.147
  Book value per share (7)                          8.70           9.46           3.82           3.62           3.41
  Basic earnings per share (8)                      0.16           0.45           0.38           0.32           0.32
  Diluted earnings per share (9)                    0.16           0.44           0.37           0.31           0.31

  Number of full service offices                      14             11              6              5              5

(1) The fiscal year ended September 30, 1995, was the first full year that the Bank was a publicly traded company. Dividend payout ratio is the total dividends declared divided by net income.
(2) With the exception of period end ratios, ratios are based on average monthly balances.
(3) Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.
(4)  End of period ratio.
(5) Nonperforming assets consists of nonperforming loans and real estate owned. Nonperforming loans consist of non-accrual loans while REO consists of real estate acquired in settlement of loans.
(6) The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(7)  This calculation is based on 5,518,614, 6,399,623, 6,341,553, 6,267,905, and 6,167,055 shares outstanding at September 30, 1999, 1998, 1997, 1996, and 1995, respectively.
(8) This calculation is based on weighted average shares outstanding of 5,802,860, 6,388,906, 6,327,798, 6,240,231, and 6,167,055 for the fiscal years ended September 30, 1999, 1998, 1997, 1996, and 1995, respectively.
(9) This calculation is based on weighted average shares outstanding of 5,837,619, 6,535,068, 6,486,058, 6,382,328, 6,367,886 and 6,367,886 for the
     fiscal years ended September 30, 1999, 1998, 1997, 1996, and 1995, respectively.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

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

Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following tables set forth, quantitatively, as of September 30, 1999 and 1998, the OTS estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and decrease in market interest rates:

                                                      1999
     ----------------------------------------------------------------------------------------------------
          Change in                                                                     Change In NPV
       Interest Rates                                                                 as a Percentage of
       in Basis Points                Net Portfolio Value                              Estimated Market
                           ---------------------------------------
        (Rate Shock)         Amount       $ Change       % Change         Ratio         Value of Assets
        ------------       ---------     ----------     ----------        -----         ---------------
                                    (Dollars in Thousands)
            +300           $ 20,028     $  (32,975)        (62)%           4.50              (646)%
            +200             32,615        (20,388)        (38)%           7.10              (386)%
            +100             43,928         (9,075)        (17)%           9.30              (167)%
               0             53,003                                       10.96
            -100             59,245          6,241          12 %          12.05               109 %
            -200             59,801          6,798          13 %          12.10               114 %
            -300             62,533          9,530          18 %          12.53               157 %

                                                      1998
     ----------------------------------------------------------------------------------------------------
          Change in                                                                     Change in NPV
       Interest Rates                                                                 as a Percentage of
       in Basis Points                Net Portfolio Value                              Estimated Market
                           ---------------------------------------
        (Rate Shock)         Amount       $ Change       % Change         Ratio         Value of Assets
        ------------       ---------     ----------     ----------        -----         ---------------
                                    (Dollars in Thousands)
            +400           $ 42,360      $  (12,354)       (23)%          10.89              (2.33)%
            +300             48,890          (5,824)       (11)%          12.28              (0.95)%
            +200             54,645             (69)         0 %          13.43               0.20 %
            +100             58,425           3,711          7 %          14.11               0.89 %
               0             54,714               -          -            13.22                  -
            -100             53,552          (1,162)        (2)%          12.87              (0.36)%
            -200             53,536          (1,178)        (2)%          14.74              (0.48)%
            -300             54,226            (488)        (1)%          12.76              (0.47)%
            -400             55,042             328          1 %          12.79              (0.44)%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Discussion of Changes in Financial Condition

General. The Company's total assets increased $75.1 million, or 18.5%, from $407.0 million at September 30, 1998 to $482.1 million at September 30, 1999. Total assets increased $23.6 million, or 6.2%, from $383.4 million at September 30, 1997 to $407.0 million at September 30, 1998.

Loans receivable, net. The Company's net loans receivable increased approximately $24.0 million, or 12.4%, and $34.0 million, or 21.3%, in fiscal years 1999 and 1998, respectively from the prior years. The increases in both periods were due to loan demand within the Company's market area. The increase in 1999 was also due to the purchase of a $9.3 million portfolio of loans.

Investment securities. The investment securities portfolio increased approximately $42.8 million or 23.2% from September 30, 1998, to $227.4 million at September 30, 1999. In accordance with the Company's present strategy, the principal paydowns and maturities of investments were used to fund loan growth. The investment securities portfolio decreased $17.4 million, or 8.7% to $183.2 million at September 30, 1998, compared to $200.6 million at September 30, 1997.

Cash surrender value of life insurance. During the year ended September 30, 1996, the Company purchased life insurance on the lives of executive officers and members of the board of directors. Such life insurance had cash surrender value of $6.0 million and $5.8 million at September 30, 1999 and 1998, respectively. The increase in fiscal 1999 was due to earnings on the cash surrender value, net of premiums paid.

Other assets. Other assets increased $1.2 million from September 30, 1998 to September 30, 1999, primarily due to the increase of $1.3 million in the net deferred tax asset. Deferred income taxes increased mainly as a result of the increase in deferred compensation discussed below.

Deposits. Historically, deposits have provided the Company with a stable source of relatively low cost funding. The market for deposits is competitive, which has caused the Company to utilize primarily certificate accounts that are more responsive to market interest rates rather than passbook accounts. The Company offers a traditional line of deposit products that currently includes checking, interest-bearing checking, savings, certificates of deposit, commercial checking and money market accounts. The $16.4 million, or 8.4%, increase in deposits during the year ended September 30, 1999, was primarily due to core deposit growth in the bank's market areas.

FHLB advances and reverse repurchase agreements. The Company also relies upon FHLB advances and reverse repurchase agreements as a source to fund assets. Approximately 44.2% and 48.0% of the Company's assets were funded with FHLB advances and reverse repurchase agreements as of September 30, 1999 and 1998, respectively. At September 30, 1999, FHLB advances and reverse repurchase agreements totaled $215.2 million, an increase of $69.4 million, or 47.6%, from 1998. FHLB advances and reverse repurchase agreements totaled $145.8 million at September 30, 1998, a decrease of $65.5 million, or 31.0% from 1997, reflecting, in part, the increased deposits resulting from the Company's acquisition of branches during 1998 and the proceeds from Company's second step stock offering.

Deferred compensation. Deferred compensation increased approximately $2.6 million between September 30, 1998 and 1999, mainly due to an agreement entered into with a former executive requiring payments totaling $2.75 million plus interest.

Stockholders' Equity. Stockholders' equity decreased $12.5 million, or 20.7%, from $60.6 million to $48.1 million at September 30, 1999. This was primarily due to stock repurchases of $11.9 million, dividends paid of $1.4 million and net income of $1.0 million.

Stockholders' equity increased by $36.3 million or 59.9%, to $60.6 million at September 30, 1998 from September 30, 1997. This was primarily due to the second step conversion completed on March 31, 1998. Concurrent with the second step conversion, the Company sold 3,570,750 additional shares to members of the Mutual Holding Company, employees of the Bank and the public at a price of $10.00 per share. Reorganization and stock offering costs of approximately $919,000 resulted in net proceeds from the offering of approximately $34,800,000.

Discussion of Results of Operations

Overview. Net income was $1.0 million for fiscal 1999, compared to $2.9 million and $2.4 million for fiscal 1998 and 1997, respectively. The Company's average interest earning assets have increased over the three year period ended September 30, 1999, which has resulted in higher levels of interest income. The Company's net interest rate spread increased to 2.37% for the year ended September 30, 1999, from 1.92% for the year ended September 30, 1998, and 1.83% for the year ended September 30, 1997. The increase in net interest rate spread was a result of an increase in average loans outstanding, a decrease in average investments outstanding, a decrease in the average cost of borrowed funds and, in fiscal 1999, an increase in deposits and a decrease in borrowed funds.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net interest rate spread is impacted by changes in general market interest rates, including changes in the relation between short- and long-term interest rates (the "yield curve"), and the Company's interest rate sensitivity position. While management seeks to manage its business to limit the exposure of net interest income to changes in interest rates, different aspects of its business nevertheless remain subject to risk from interest rate changes. Net interest income was $10.7 million for fiscal 1999 compared to $9.5 million and $7.4 million, for fiscal 1998 and 1997, respectively. The tables below analyze net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates.

The Company's interest-earning assets are primarily comprised of single family mortgage loans and investment securities, which are primarily mortgage-backed securities. Interest-bearing liabilities primarily include deposits and FHLB advances. The increases in average interest-earning assets during fiscal 1999, 1998, and 1997 can be attributed to increases in the loan portfolio, funded primarily with deposits and FHLB advances and increases in capital. See "Discussion of Changes in Financial Condition" for a discussion of the Company's asset portfolio and "Capital Resources and Liquidity" for discussion of borrowings.

Increased net interest income resulted from higher average loans outstanding and improved net interest rate spreads during fiscal 1999 and 1998. The average balance of interest earning assets increased $7.7 million, $23.8 million and $5.4 million in fiscal 1999, 1998, and 1997, respectively. The net interest rate spread increased 45 basis points, 9 basis points and 18 basis points in fiscal 1999, 1998, and 1997, respectively. Average loans receivable increased to 52.4% of average total interest earning assets in fiscal 1999 from 45.7% in 1998 and 40.7% in 1997.

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

Fiscal 1998 also benefited from the proceeds of the sale of stock which provided approximately $34.0 million to purchase investment securities or repay borrowings.

Average Balance Sheets (Dollars in thousands)

                                                                      Years Ended September 30:
                                             1999                               1998                              1997
                               -------------------------------     -------------------------------    -----------------------------
                                                       Average                             Average                          Average
                               Average                 Yield/      Average                 Yield/     Average               Yield/
                               Balance     Interest     Cost       Balance     Interest     Cost      Balance    Interest    Cost
                               --------    --------   --------     --------    --------   --------    --------   --------  --------
Interest-earning assets: (1)
  Loan receivable, net   (6)   $206,001    $ 16,141       7.84%    $176,295    $ 14,240       8.08%   $147,317   $ 12,007      8.15%
  Investment securities         187,796      11,818       6.29      209,799      13,614       6.49     214,953     14,086      6.55
                               --------    --------   --------     --------    --------   --------    --------   --------  --------

     Total interest-
       earning assets           393,797      27,959       7.10      386,094      27,854       7.21     362,270     26,093      7.20

Noninterest-earning cash          2,911                                 685                                775
Other noninterest-
  earning assets                 25,750                              11,863                             14,041
                               --------                            --------                           --------

     Total assets              $422,458                            $398,642                           $377,086
                               ========                            ========                           ========

Interest-bearing liabilities:
  Demand deposits              $ 61,416    $  1,568       2.55     $ 45,513    $  1,056       2.32    $ 33,919   $    857      2.53
  Time deposits                 138,651       7,328       5.29      121,232       6,797       5.61      93,428      5,082      5.44
  Borrowed funds (5)            164,189       8,321       5.07      181,319      10,548       5.82     220,690     12,760      5.78
                               --------    --------   --------     --------    --------   --------    --------   --------  --------

     Total interest-
       bearing liabilities      364,256      17,217       4.73      348,064      18,401       5.29     348,037     18,699      5.37
                                           --------   --------                 --------   --------               --------  --------

Noninterest-bearing
  liabilities (2)                 5,590                               7,233                              5,447
                               --------                            --------                           --------

     Total liabilities          369,846                             355,297                            353,484

Stockholders' equity             52,612                              43,345                             23,602
                               --------                            --------                           --------

     Total liabilities and
       stockholders' equity    $422,458                            $398,642                           $377,086
                               ========                            ========                           ========

Net interest income                        $ 10,742                            $  9,453                          $  7,394
                                           ========                            ========                          ========

Net interest rate spread (3)                              2.37%                               1.92%                            1.83%
                                                      ========                            ========                         ========

Interest-earning assets and
  net interest margin (4)      $393,797                   2.72%    $386,094                   2.45%   $362,270                 2.04%
                               ========               ========     ========               ========    ========             ========

Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                          108.11%                             110.93%                          104.09%
                                                      ========                            ========                         ========


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

Rate/Volume Analysis (in thousands)

                                          1999 vs 1998                                1998 vs 1997
                               -------------------------------------------  -------------------------------------------

                                      Increase/(Decrease)                           Increase/(Decrease)
                                            Due to               Total                  Due to
                               -------------------------------              ---------------------------         Total
                                                        Rate/   Increase                             Rate/     Increase
                                  Volume      Rate     Volume   (Decrease)     Volume     Rate       Volume   (Decrease)
Interest income:

  Loans receivable                $ 2,399    $  (423)   $  257   $ 2,233       $ 2,059    $  (442)   $   616    $ 2,233
  Investment securities            (1,428)      (420)    1,375      (473)         (357)      (473)       358       (472)
                                  -------    -------    ------   -------       -------    -------    -------    -------

            Total interest-
              earning assets      $   971    $  (843)   $1,632   $ 1,760       $ 1,702    $  (915)   $   974    $ 1,761
                                  =======    =======    ======   =======       =======    =======    =======    =======

Interest expense:
  Deposits                        $ 1,569    $  (434)   $  777   $ 1,912       $ 1,663    $  (840)   $ 1,091    $ 1,914
  Borrowed funds                     (997)    (1,360)      145    (2,212)       (2,362)     2,295     (2,145)    (2,212)
                                  -------    -------    ------   -------       -------    -------    -------    -------

            Total interest-
              bearing             $   572    $(1,794)   $  922   $  (300)      $  (699)   $ 1,455    $(1,054)   $  (298)
               liabilities        =======    =======    ======   =======       =======    =======    =======    =======

Net change in net
  interest income                 $   399    $   951    $  710   $ 2,060       $ 2,401    $(2,370)   $ 2,028    $ 2,059
                                  =======    =======    ======   =======       =======    =======    =======    =======

                                               1997 vs 1996
                               --------------------------------------------

                                       Increase/(Decrease)
                                             Due to               Total
                               --------------------------------
                                                        Rate/    Increase
                               Volume          Rate    Volume   (Decrease)
Interest income:

  Loans receivable                  $ 1,908    $(312)   $(106)     $1,490
  Investment securities              (1,112)     325      (27)       (814)
                                    -------    -----    -----      ------

            Total interest-
              earning assets        $   796    $  13    $(133)     $  676
                                    =======    =====    =====      ======

Interest expense:
  Deposits                          $   642    $ (80)   $ 559      $  559
  Borrowed funds                       (391)    (114)    (488)       (488)
                                    -------    -----    -----      ------

            Total interest-
              bearing               $   251    $(194)   $  71      $   71
               liabilities          =======    =====    =====      ======

Net change in net
  interest income                   $   545    $ 207    $(147)     $  605
                                    =======    =====    =====      ======

During fiscal 1999, loan demand remained relatively strong, resulting in an increase in mortgage loans outstanding, an increase in the net interest rate spread and an increase of $1.3 million, or 13.6%, in net interest income. The average yield on interest earning assets decreased to 7.10% in fiscal 1999 compared to 7.21% and 7.20% in fiscal 1998 and fiscal 1997, respectively, while the average cost of interest bearing liabilities decreased to 4.73% from 5.29% and 5.37% in fiscal 1998 and fiscal 1997, respectively. The increase in the average yield on interest earning assets was largely due to an increase in average loans receivable, net and a decrease in average investments receivable. The decrease in average cost of interest bearing liabilities was primarily due to an increase in average deposits and decrease in average borrowed funds.

The increase in average deposits was primarily due to the acquisition of approximately $27.9 million of deposits in January of 1998 and the acquisition of approximately $28.0 million of deposits in September, 1998.

Provision for Loan Losses. The Bank provided for loan losses of $0, $0 and $60,000, respectively, in the fiscal years ended September 30, 1999, 1998, and 1997. Management considered several factors in determining the necessary level of its allowance for loan losses, including but not limited to historical loan losses and current delinquency rates. As a result of the process, management determined the allowance to be appropriate.

Noninterest Income. Non-interest income totaled $1.9 million for the fiscal year ended September 30, 1999, compared to $0.9 million for the fiscal year ended September 30, 1998, and $1.4 million for the fiscal year ended September 30, 1997. This increase in 1999 was primarily due to an increase in fee income due to an increase in demand deposit accounts and a smaller loss on equity trading securities. Fee income also increased as a result of the new Totally Free Checking program. The decrease in 1998 was primarily due to a loss on equity securities classified as trading of approximately $427,000 before income tax benefit.

Noninterest Expense. Non-interest expense consisting primarily of salaries and employee benefits, premises and equipment, data processing and federal deposit insurance premiums totaled $11.2 million for the fiscal year ended September 30, 1999, compared to $6.2 million for the fiscal year ended September 30, 1998, an increase of 80.6%. Such increase was primarily attributable to the severance agreement with a former executive officer, an increase in the number of employees and due to the acquisition of new branches and personnel for 3 denovo branches.

Income Taxes. Income tax expense for the year ended September 30, 1999, was $.5 million compared to $1.3 million for the year ended September 30, 1998, and $1.3 million for the year ended September 30, 1997. The decrease from 1998 to 1999 was primarily due to a decrease in income before tax and an increase in tax exempt income.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives. At September 30, 1999, the Bank was in compliance with such liquidity requirements.

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

At September 30, 1999, the Bank exceeded all of its regulatory capital requirements.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

Impact of New Accounting Standards

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishing standards for the way public enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 130 and 131 during the year ended September 30, 1999. The adoption of SFAS 130 and 131 did not have a material effect on the Company's consolidated financial statements.

In February 1998, the FASB issued Statement No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132"). The statement revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, No. 88, and No. 106 were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement was adopted by the Company during the year ended September 30, 1999. The adoption of SFAS 132 did not have a material effect on the Company's consolidated financial statements.

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

   Step 5. Implementation. This step includes repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase is completed. Contingency plans for how the Company would resume business if unanticipated problems arise from non-performance by IT and non-IT vendors has been completed and tested.

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

ITEM 8     FINANCIAL STATEMENTS
------     --------------------





INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Pocahontas Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Pocahontas Bancorp, Inc. (the "Company") and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.


/s/ Deloitte & Touche LLP


Little Rock, Arkansas
November 1, 1999

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------
                                                                                1999                 1998
ASSETS

Cash and due from banks:
  Interest bearing                                                          $  5,273,379         $  2,703,972
  Noninterest bearing                                                          3,348,671            1,077,105
                                                                            ------------         ------------

                                                                               8,622,050            3,781,077

Cash surrender value of life insurance                                         5,964,588            5,821,800
Securities held-to-maturity, at amortized cost
  (fair value of $9,020,480 and $9,568,105 in 1999 and
  1998, respectively)                                                          9,482,122            9,425,080
Securities available-for-sale, at fair value (amortized cost of
  $215,874,086 and $170,804,700 in 1999 and 1998, respectively)              216,492,192          173,626,023
Securities-trading, at fair value (amortized cost of $2,060,455
  and $2,015,655 in 1999 and 1998, respectively)                               1,429,196            1,588,535
Loans receivable, net                                                        217,709,933          193,727,664
Accrued interest receivable                                                    3,165,427            2,407,273
Premises and equipment, net                                                    4,018,157            3,327,076
Federal Home Loan Bank stock                                                  10,981,300           10,059,900
Core deposit premium                                                           2,440,187            2,576,908
Other assets                                                                   1,825,710              639,762
                                                                            ------------         ------------
TOTAL                                                                       $482,130,862         $406,981,098
                                                                            ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                  $211,890,791         $195,536,708
  Federal Home Loan Bank advances                                            213,105,000          143,670,000
  Securities sold under agreements to repurchase                               2,075,000            2,107,645
  Deferred compensation                                                        3,357,890              717,726
  Accrued expenses and other liabilities                                       3,669,743            4,382,221
                                                                            ------------         ------------

          Total liabilities                                                  434,098,424          346,414,300

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 8,000,000 shares authorized;
    6,946,822 and 6,685,283 shares issued and 5,518,614 and
    6,685,283 shares outstanding in 1999 and 1998, respectively                   69,468               66,853
  Additional paid-in capital                                                  51,439,643           50,094,461
  Unearned ESOP shares                                                        (2,443,525)          (2,856,600)
  Unearned RRP shares                                                           (524,476)                   -
  Accumulated other comprehensive income                                         407,950            1,805,645
  Retained earnings                                                           10,965,600           11,456,439
                                                                            ------------         ------------

                                                                              59,914,660           60,566,798

  Less treasury stock at cost, 1,428,208 shares                              (11,882,222)                   -
                                                                            ------------         ------------

           Total stockholders' equity                                         48,032,438           60,566,798
                                                                            ------------         ------------

TOTAL                                                                       $482,130,862         $406,981,098
                                                                            ============         ============

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
-----------------------------------------------------------------------------------------------------------
                                                            1999                1998               1997
INTEREST INCOME:
  Loans receivable                                      $16,141,250         $14,239,771         $12,006,825
  Securities:
    Taxable                                              11,362,574          13,298,678          13,943,746
    Nontaxable                                              455,706             315,008             142,606
                                                        -----------         -----------         -----------

            Total interest income                        27,959,530          27,853,457          26,093,177

INTEREST EXPENSE:
  Deposits                                                8,895,824           7,852,334           5,939,098
  Borrowed funds                                          8,321,072          10,548,315          12,759,704
                                                        -----------         -----------         -----------

            Total interest expense                       17,216,896          18,400,649          18,698,802
                                                        -----------         -----------         -----------

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                        10,742,634           9,452,808           7,394,375

PROVISION FOR LOAN LOSSES                                      -                   -                 60,000
                                                        -----------         -----------         -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                        10,742,634           9,452,808           7,334,375

OTHER INCOME:
  Dividends on FHLB stock                                   590,825             627,676             626,422
  Fees and service charges                                  833,277             484,419             398,234
  Unrealized loss on trading securities                     (51,564)           (427,120)
  Gain on sale of investment securities                     161,411               6,569
  Other                                                     393,492             228,343             326,526
                                                        -----------         -----------         -----------

            Total other income                            1,927,441             919,887           1,351,182

OTHER EXPENSES:
  Compensation and benefits                               7,628,380           3,824,786           2,954,912
  Occupancy and equipment                                 1,136,583             662,486             566,229
  Deposit insurance                                         118,395             104,020             108,136
  Professional fees                                         297,561             231,714             276,149
  Data processing                                           415,597             294,837             237,995
  Advertising                                               472,338             220,862             184,456
  OTS assessment                                             87,943              93,629              92,034
  Other                                                   1,094,863             758,791             545,639
                                                        -----------         -----------         -----------

            Total other expenses                         11,251,660           6,191,125           4,965,550
                                                        -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                                1,418,415           4,181,570           3,720,007

INCOME TAX PROVISION                                        466,178           1,294,239           1,344,490
                                                        -----------         -----------         -----------

NET INCOME                                                  952,237           2,887,331           2,375,517

                                                                     (Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
-----------------------------------------------------------------------------------------------------------
                                                                    1999             1998           1997
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on securities arising
    during period                                               $(1,291,164)     $1,809,981      $        -

  Reclassification adjustment for (gains) losses
   included in net income                                          (106,531)         (4,336)              -
                                                                -----------      ----------      ----------

              Other comprehensive income (loss)                  (1,397,695)      1,805,645               -
                                                                -----------      ----------      ----------

COMPREHENSIVE INCOME (LOSS)                                     $  (445,458)     $4,692,976      $2,375,517
                                                                ===========      ==========      ==========

EARNINGS PER SHARE:
  Basic earnings per share                                      $      0.16      $     0.45      $     0.38
                                                                ===========      ==========      ==========

  Diluted earnings per share                                    $      0.16      $     0.44      $     0.37
                                                                ===========      ==========      ==========

  Dividends per share                                           $      0.24      $     0.23      $     0.22
                                                                ===========      ==========      ==========

                                                                     (Concluded)


See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                                                                                    Accumulated
                                                   Common Stock        Additional      Unearned       Unearned         Other
                                              ---------------------
                                                                         Paid-in         ESOP            RRP       Comprehensive
                                                 Shares     Amount       Capital        Shares         Shares          Income

BALANCE, OCTOBER 1, 1996                       6,637,673    $66,377    $14,866,651    $  (209,300)

  Repayment of ESOP loan and related
    increase in share value                                                 65,405        105,656
  Options exercised                               31,512        315         77,985
  Net income
  Dividends
                                               ---------    -------    -----------    -----------    -----------   -------------

BALANCE, SEPTEMBER 30, 1997                    6,669,185     66,692     15,010,041       (103,644)

  Repayment of ESOP loan and related
    increase in share value                                                256,356        103,644
  Options exercised                               16,098        161         39,839
  Proceeds from stock offering                                          34,788,225     (2,856,600)
  Cumulative effect of adoption
    of SFAS 133                                                                                                      $ 2,944,822
  Net change in unrealized gain (loss) on
    available-for-sale securities, net of tax                                                                         (1,139,177)
  Net income
  Dividends
                                               ---------   --------    -----------    -----------    ------------  -------------

BALANCE, SEPTEMBER 30, 1998                    6,685,283     66,853     50,094,461     (2,856,600)                     1,805,645
                                               ---------   --------    -----------    -----------    ------------  -------------

  Repayment of ESOP loan and related
    increase in share value                                                               413,075
  Options exercised                              154,416      1,544        382,146
  RRP shares granted                             142,830      1,428      1,284,042                   $(1,285,470)
  RRP shares forfeited                           (35,707)      (357)      (321,006)                      321,363
  RRP shares earned                                                                                      439,631
  Net change in unrealized gain (loss) on
    available-for-sale securities, net of tax                                                                         (1,397,695)
  Treasury stock purchased
  Net income
  Dividends
                                               ---------   --------    -----------    -----------   ------------   -------------

BALANCE, SEPTEMBER 30, 1999                    6,946,822    $69,468    $51,439,643    $(2,443,525)   $  (524,476)    $   407,950
                                               =========    =======    ===========    ===========   ============   =============

                                                                  Treasury Stock
                                                              ------------------------        Total
                                                 Retained                                 Stockholders'
                                                 Earnings      Shares        Amount          Equity
BALANCE, OCTOBER 1, 1996                       $ 7,965,473                               $ 22,689,201

  Repayment of ESOP loan and related
    increase in share value                                                                   171,061
  Options exercised                                                                            78,300
  Net income                                     2,375,517                                  2,375,517
  Dividends                                     (1,067,810)                                (1,067,810)
                                               -----------   ---------  ------------     ------------

BALANCE, SEPTEMBER 30, 1997                      9,273,180                                 24,246,269

  Repayment of ESOP loan and related
    increase in share value                                                                   360,000
  Options exercised                                                                            40,000
  Proceeds from stock offering                     449,424                                 32,381,049
  Cumulative effect of adoption
    of SFAS 133                                                                             2,944,822
  Net change in unrealized gain (loss) on
    available-for-sale securities, net of tax                                              (1,139,177)
  Net income                                     2,887,331                                  2,887,331
  Dividends                                     (1,153,496)                                (1,153,496)
                                               -----------   ---------  ------------     ------------

BALANCE, SEPTEMBER 30, 1998                     11,456,439                                 60,566,798
                                               -----------   ---------  ------------     ------------

  Repayment of ESOP loan and related
    increase in share value                                                                   413,075
  Options exercised                                                                           383,690
  RRP shares granted
  RRP shares forfeited
  RRP shares earned                                                                           439,631
  Net change in unrealized gain (loss) on
    available-for-sale securities, net of tax                                              (1,397,695)
  Treasury stock purchased                                  1,428,208   $(11,882,222)     (11,882,222)
  Net income                                      952,237                                     952,237
  Dividends                                    (1,443,076)                                 (1,443,076)
                                               -----------   ---------   ------------    ------------

BALANCE, SEPTEMBER 30, 1999                    $10,965,600   1,428,208   $(11,882,222)   $ 48,032,438
                                               ===========   =========   ============    ============

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


                                                                    1999                  1998                  1997
OPERATING ACTIVITIES:
  Net income                                                   $    952,237          $  2,887,331          $  2,375,517
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of premises and equipment                          472,633               298,725               199,576
    Deferred income tax provision (benefit)                      (1,281,899)              (59,617)              414,295
    Amortization of deferred loan fees                             (115,677)             (103,001)             (183,648)
    Amortization of premiums and discounts, net                    (280,855)             (269,489)             (116,045)
    Amortization of core deposit premium                            136,721               126,228                     -
    Adjustment of ESOP shares and release of
      shares under recognition and retention plan                   852,706               256,356                65,405
    Provision for loan losses                                             -                     -                60,000
    Net gains on sales of assets                                    (30,821)              (60,597)              (47,600)
    Increase in cash surrender value of life
      insurance policies                                           (142,788)             (182,639)             (200,301)
    Changes in operating assets and liabilities:
      Trading securities                                            159,339            (1,588,535)                    -
      Accrued interest receivable                                  (758,154)             (177,742)               48,053
      Other assets                                                   95,951               132,014               253,596
      Deferred compensation                                       2,640,164              (229,460)               87,186
      Special SAIF assessment payable                                     -                     -              (937,000)
      Accrued expenses and other liabilities                       (712,478)              (53,819)              217,310
                                                               ------------          ------------          ------------

            Net cash provided by operating activities             1,987,079               975,755             2,236,344

INVESTING ACTIVITIES:
  Purchases of investment securities held-to-maturity           (91,852,663)           (4,571,962)           (8,460,626)
  Proceeds from sale of securities available-for-sale            13,318,453                     -                     -
  Proceeds from maturities and principal repayments
    of investment securities                                     33,572,759            25,157,038            29,268,937
  Increase in loans, net                                        (23,835,771)          (34,002,694)          (22,251,466)
  Core deposit premium paid                                               -            (2,703,136)                    -
  Purchases of premises and equipment                            (1,163,714)           (1,820,969)              (81,161)
                                                               ------------          ------------          ------------

            Net cash used in investing activities               (69,960,936)          (17,941,723)           (1,524,316)
                                                                                                                (Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                          1999                    1998                     1997
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits other
    than in acquisitions                               $    16,354,083         $    (4,351,344)        $    27,071,488
  Deposits assumed in acquisitions                                   -              56,533,956                       -
  Federal Home Loan Bank advances                        1,551,084,601           1,580,034,000           2,037,150,900
  Repayment of Federal Home Loan Bank
    advances                                            (1,481,649,601)         (1,626,965,038)         (2,073,770,768)
  Net increase (decrease) in repurchase
    agreements                                                 (32,645)            (18,577,355)             10,585,000
  Proceeds from stock offering                                       -              32,381,049                       -
  Exercise of stock options                                    383,690                  40,000                  78,300
  Purchase of treasury shares                              (11,882,222)                      -                       -
  Dividends paid                                            (1,443,076)             (1,153,496)             (1,067,810)
                                                       ---------------         ---------------         ---------------

            Net cash provided by financing
              activities                                    72,814,830              17,941,772                  47,110

NET INCREASE IN CASH AND
  DUE FROM BANKS                                             4,840,973                 975,804                 759,138

CASH AND DUE FROM BANKS,
  BEGINNING OF YEAR                                          3,781,077               2,805,273               2,046,135
                                                       ---------------         ---------------         ---------------

CASH AND DUE FROM BANKS,
  END OF YEAR                                          $     8,622,050         $     3,781,077         $     2,805,273
                                                       ===============         ===============         ===============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $    16,923,600         $    18,832,896         $    18,426,591
                                                       ===============         ===============         ===============

    Income taxes                                       $     1,175,000         $     1,201,232         $       825,000
                                                       ===============         ===============         ===============

SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTMENT ACTIVITIES:
  Transfers from loans to real estate acquired,
    or deemed acquired, through foreclosure            $       943,789         $       128,829         $       294,241
                                                       ===============         ===============         ===============

  Loans originated to finance the sale of real
    estate acquired through foreclosure                $       513,150         $             -         $       349,446
                                                       ===============         ===============         ===============
                                                                                                                (Concluded)

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Pocahontas Bancorp, Inc. ("Bancorp"), its wholly owned subsidiary, Pocahontas Federal Savings and Loan Association (the "Bank"), as well as the Bank's subsidiaries, P.F. Service, Inc. and Sun Realty, Inc. which provide real estate services (collectively referred to as the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Bank operates 14 branches in northern and eastern Arkansas as a federally chartered savings and loan.

   On March 31, 1998, the Bank and Pocahontas Federal Mutual Holding Company (the "Mutual Holding Company") completed a second step conversion (the "Reorganization"). As part of the Reorganization, Bancorp was formed as a first-tier wholly owned subsidiary of the Bank. The Mutual Holding Company was converted to an interim federal stock savings association and simultaneously merged with and into the Bank, at which point the Mutual Holding Company ceased to exist and 862,500 shares or 54% of the outstanding Bank common stock held by the Mutual Holding Company was canceled. A second interim savings and loan association ("Interim") formed by Bancorp solely for the Reorganization was then merged with and into the Bank. As a result of the merger of Interim with and into the Bank, the Bank became a wholly owned subsidiary of Bancorp. Pursuant to an exchange ratio of 4.0245 Bancorp shares for each share of Bank stock, which maintained for the public shareholders of the Bank their 46% ownership interest, the 769,924 outstanding shares held by the public shareholders of the Bank were exchanged for approximately 3,100,000 shares of Bancorp. Concurrent with the Reorganization, Bancorp sold 3,570,750 (essentially the equivalent of shares held by the Mutual Holding Company in the Bank) additional shares to members of the Mutual Holding Company, employees of the Bank and the public at a price of $10.00 per share. Reorganization and stock offering costs of approximately $919,000 resulted in net proceeds from the offering of approximately $34,800,000.

   Each depositor of the Bank as of the effective date of the Reorganization will have, in the event of liquidation of the Bank, a right to his pro rata interest in a liquidation account established for the benefit of such depositors. The Reorganization was accounted for as a change in corporate form with the historic basis of accounting for the Bank unchanged.

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

   Cash Equivalents - For the purpose of presentation in the consolidated statements of cash flows, cash, and cash equivalents are defined as those amounts included in the statement of financial condition caption "cash and due from banks." Principally this includes cash on hand and amounts due from depository institutions and investments having a maturity at acquisition of three months or less.

   Liquidity Requirement - Regulations require the Bank to maintain an amount equal to 4% of deposits (net of loans on deposits) plus short-term borrowings in cash and U.S. Government and other approved securities.

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

   Securities Available-for-Sale - Available-for-sale securities consist of bonds, notes and debentures. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual held-for-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. As of September 30, 1999, no securities were determined to have other than a temporary decline in fair value below cost.

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

   Allowance for Loan Losses - The allowance for loan losses is a valuation allowance to provide for incurred but not yet realized losses. The Company reviews its loans for impairment on a quarterly basis. Impairment is determined by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement. If a loan is determined to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or by use of the observable market price of the loan or fair value of collateral if the loan is collateral dependent. Throughout the year management estimates the level of probable losses to determine whether the allowance for loan losses is appropriate considering the estimated losses existing in the portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined by management to be appropriate relative to losses. The allowance for loan losses is increased by charges to income (provisions) and decreased by charge-offs, net of recoveries.

   Management's periodic evaluation of the appropriateness of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

   Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Company considers the characteristics of (1) one-to-four family residential first mortgage loans; (2) automobile loans; and (3) consumer and home improvement loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type and then applying a loss factor to the remaining pool balance based on several factors including classification of the loans as to grade, past loss experience, inherent risks, economic conditions in the primary market areas and other factors which usually are beyond the control of the Company. Those segregated specific loans are evaluated using the present value of future cash flows, usually determined by estimating the fair value of the loan's collateral reduced by any cost of selling and discounted at the loan's effective interest rate if the estimated time to receipt of monies is more than three months.

   Non-homogeneous loans are those loans that can be included in a particular loan type, such as commercial loans and multi-family and commercial first mortgage loans, but which differ in other characteristics to the extent that valuation on a pool basis is not valid. After segregating specific, poorly performing loans and applying the methodology as noted in the preceding paragraph for such specific loans, the remaining loans are evaluated based on payment experience, known difficulties in the borrowers business or geographic area, loss experience, inherent risks and other factors usually beyond the control of the Company. These loans are then graded and a factor, based on experience, is applied to estimate the probable loss.

   Estimates of the probability of loan losses involve an exercise of judgment. While it is possible that in the near term the Company may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated statements of financial condition is appropriate considering the estimated probable losses in the portfolio.

   Interest Rate Risk - The Company's asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. The Company monitors the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. The Company's management has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of the Company to hold its assets as planned. However, the Company is exposed to significant market risk in the event of significant and prolonged interest rate changes.

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

   Impact of New Accounting Standards - During the year ended September 30, 1999, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company classifies items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statements of financial condition. Also during the year ended September 30, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Because the adoption of SFAS Nos. 130 and 131 require only additional disclosures, they have not had a material effect on the Company's consolidated financial statements.

   In February 1998, the FASB issued Statement No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106 ("SFAS 132"). The statement revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, 88, and 106 were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement was effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 did not have a material effect on the Company's consolidated financial statements.

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

   Reclassifications - Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

2. FAIR VALUES OF FINANCIAL INSTRUMENTS

   The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair values of financial instruments at September 30, 1999 and 1998, were as follows (items which are not financial instruments are not included):

                                                    1999                                    1998
                                         Carrying           Estimated            Carrying           Estimated
                                         Amounts            Fair Value           Amounts            Fair Value
Financial assets and liabilities:
  Cash and due from banks                 $  8,622,050        $  8,622,050        $  3,781,077        $  3,781,077
  Cash surrender value of
    life insurance                           5,964,588           5,964,588           5,821,800           5,821,800
  Securities held-to-maturity                9,482,122           9,020,480           9,425,080           9,568,105
  Securities-available-for sale            216,492,192         216,492,192         173,626,023         173,626,023
  Securities-trading                         1,429,196           1,429,196           1,588,535           1,588,535
  Loans receivable, net                    217,709,933         216,702,000         193,727,664         198,673,095
  Accrued interest receivable                3,165,427           3,165,427           2,407,273           2,407,273
  Federal Home Loan Bank stock              10,981,300          10,981,300          10,059,900          10,059,900
  Demand and savings deposits               61,403,521          61,403,521          58,324,117          58,324,117
  Time deposits                            150,487,270         150,024,000         137,212,591         142,484,562
  Federal Home Loan Bank advances          213,105,000         212,602,000         143,670,000         143,670,000
  Securities sold under
    agreements to repurchase                 2,075,000           2,075,000           2,107,645           2,107,645

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

3. INVESTMENT SECURITIES

    The amortized cost and estimated fair values of securities at September 30 are as follows:

                                                                 1999
                                                      Gross              Gross             Estimated
                                   Amortized        Unrealized         Unrealized             Fair
       Held-to-maturity              Cost             Gains              Losses              Value
U.S. Government agencies         $     36,363       $        -        $         -         $     36,363
State and municipal securities      9,445,759           32,008           (493,650)           8,984,117
                                 ------------       ----------        -----------         ------------
              Total              $  9,482,122       $   32,008        $  (493,650)        $  9,020,480
                                 ============       ==========        ===========         ============

                                                                 1999
                                                      Gross              Gross             Estimated
                                   Amortized        Unrealized         Unrealized             Fair
     Available-for-sale              Cost             Gains              Losses              Value
U.S. Government agencies         $ 26,000,000       $   34,375        $  (667,500)        $ 25,366,875
Mortgage backed securities        189,874,086        2,274,571         (1,023,340)         191,125,317
                                 ------------       ----------        -----------         ------------
           Total                 $215,874,086       $2,308,946        $(1,690,840)        $216,492,192
                                 ============       ==========        ===========         ============

                                                                 1998
                                                       Gross             Gross             Estimated
                                   Amortized        Unrealized        Unrealized              Fair
      Held-to-maturity                Cost             Gains             Losses              Value
U.S. Government agencies         $          -       $        -        $         -         $          -
State and municipal
 securities                         9,425,080          143,025                               9,568,105
Mortgage backed securities                  -                -                  -                    -
                                 ------------       ----------        -----------         ------------
             Total               $  9,425,080       $  143,025        $         -         $  9,568,105
                                 ============       ==========        ===========         ============

                                                                 1998
                                                       Gross             Gross             Estimated
                                   Amortized        Unrealized        Unrealized              Fair
     Available-for-sale               Cost             Gains             Losses              Value
U.S. Government agencies         $ 21,308,638       $  347,809        $         -         $ 21,656,447
Mortgage backed securities        149,496,062        2,582,802           (109,288)         151,969,576
                                 ------------       ----------        -----------         ------------
           Total                 $170,804,700       $2,930,611        $  (109,288)        $173,626,023
                                 ============       ==========        ===========         ============

   The amortized cost and estimated fair value of debt securities at September 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Held-to-maturity                      Available-for-sale
                                           ----------------------------            --------------------------------
                                                              Estimated                                   Estimated
                                              Amortized          Fair                Amortized               Fair
                                                 Cost           Value                   Cost                Value
     Due in one year or less               $     41,369     $     41,424           $          -        $          -
     Due from one year to five years             20,008           20,181                      -                   -
     Due from five years to ten years           401,387          402,580              9,000,000           8,770,625
     Due after ten years                      9,019,358        8,556,295             17,000,000          16,596,250
     Mortgage backed securities                       -                -            189,874,086         191,125,317
                                           ------------     ------------           ------------        ------------

                 Total                     $  9,482,122     $  9,020,480           $215,874,086        $216,492,192
                                           ============     ============           ============        ============

   Securities with a carrying value of $5,584,953 and $5,558,024 and a fair value of $5,584,953 and $5,570,874, respectively, at September 30, 1999 and 1998, were pledged to collateralize public and trust deposits.

4.  LOANS RECEIVABLE

   Loans receivable at September 30 are summarized as follows:

                                                                             1999                1998
     Real estate loans:
       Single-family residential                                         $173,621,025        $163,895,025
       Multifamily residential                                              1,024,020           3,124,076
       Agricultural                                                         6,877,745           6,531,649
       Commercial                                                          23,296,263          10,268,000
                                                                         ------------        ------------

                 Total real estate loans                                  204,819,053         183,818,750

     Other loans:
       Savings account loans                                                1,528,578           1,160,744
       Commercial business                                                 10,932,200           8,568,416
       Other                                                                8,112,081           5,943,307
                                                                         ------------        ------------

                 Total other loans                                         20,572,859          15,672,467
                                                                         ------------        ------------

                 Total loans receivable                                   225,391,912         199,491,217

     Less:
       Undisbursed loan proceeds                                            5,753,098           3,656,283
       Unearned fees, net                                                     285,542             422,829
       Allowance for loan losses                                            1,643,339           1,684,441
                                                                         ------------        ------------

                 Loans receivable, net                                   $217,709,933        $193,727,664
                                                                         ============        ============

   The Company originates adjustable rate mortgage loans to hold for investment. The Company also originates 15 year and 30 year fixed rate mortgage loans and sells substantially all new originations of such loans to outside investors. Loans held for sale at September 30, 1999 and 1998, are considered by management to be immaterial. Such loans generally have market rates of interest.

   The Company is not committed to lend additional funds to debtors whose loans have been modified.

   The Company grants real estate loans, primarily single-family residential loans, and consumer and agricultural real estate loans, primarily in north and east Arkansas. Substantially all loans are collateralized by real estate or consumer assets.

5.  ACCRUED INTEREST RECEIVABLE

   Accrued interest receivable at September 30 is summarized as follows:

                                                           1999          1998

     Securities                                         $1,465,470    $  819,490
     Loans receivable                                    1,699,957     1,587,783
                                                        ----------    ----------

     TOTAL                                              $3,165,427    $2,407,273
                                                        ==========    ==========

6.  ALLOWANCE FOR LOAN AND FORECLOSED REAL ESTATE LOSSES

   Activity in the allowance for losses on loans and foreclosed real estate for the years ended September 30, 1999, 1998, and 1997, is as follows:

                                                                     Foreclosed
                                                           Loans     Real Estate

     BALANCE, OCTOBER 1, 1996                           $1,733,980    $  48,527

       Provision for losses                                 60,000            -
       Charge-offs, net of recoveries                     (102,973)      (5,240)
                                                        ----------    ---------

     BALANCE, SEPTEMBER 30, 1997                         1,691,007       43,287

       Charge-offs, net of recoveries                       (6,566)      (1,195)
                                                        ----------    ---------

     BALANCE, SEPTEMBER 30, 1998                         1,684,441       42,092

       Charge-offs, net of recoveries                      (41,102)     (42,092)
                                                        ----------    ---------

     BALANCE, SEPTEMBER 30, 1999                        $1,643,339    $       -
                                                        ==========    =========

   Gross charge-offs and recoveries are not material.

7.  PREMISES AND EQUIPMENT

   Premises and equipment at September 30 are summarized as follows:

                                                         1999          1998

     Cost:
       Land                                           $   573,490   $   455,976
       Buildings and improvements                       3,684,512     3,053,658
       Furniture, fixtures, and equipment               1,560,996     1,151,634
                                                      -----------   -----------

                                                        5,818,998     4,661,268

     Less accumulated depreciation                     (1,800,841)   (1,334,192)
                                                      -----------   -----------

     TOTAL                                            $ 4,018,157   $ 3,327,076
                                                      ===========   ===========

8.  DEPOSITS

   Deposits at September 30 are summarized as follows:

                                                                             1999               1998
     Checking accounts, including noninterest-bearing deposits of
       $8,200,683 and $5,934,688 in 1999 and 1998, respectively          $ 48,385,973        $ 45,407,816
     Passbook savings                                                      13,017,548          12,916,301
     Certificates of deposit                                              150,487,270         137,212,591
                                                                         ------------        ------------

     TOTAL                                                               $211,890,791        $195,536,708
                                                                         ============        ============

   The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $26,779,134 and $20,835,427 at September 30, 1999 and 1998.

   At September 30, 1999, scheduled maturities of certificates of deposit were as follows:

     Years ending September 30:                                        Total

       2000                                                        $131,988,935
       2001                                                          11,981,251
       2002                                                           3,583,228
       2003                                                           1,053,846
       2004                                                           1,741,683
       Over 5 years                                                     138,327
                                                                   ------------

     TOTAL                                                         $150,487,270
                                                                   ============

   Interest expense on deposits for the years ended September 30, 1999, 1998, and 1997, is summarized as follows:

                                         1999           1998             1997

     Checking                       $  1,206,611    $    743,244    $    611,594
     Passbook savings                    361,103         312,143         247,173
     Certificates of deposit           7,328,110       6,796,947       5,080,331
                                    ------------    ------------    ------------

     TOTAL                          $  8,895,824    $  7,852,334    $  5,939,098
                                    ============    ============    ============

9.  FEDERAL HOME LOAN BANK ADVANCES

   The Company is required to purchase stock in the FHLB. Such stock may be redeemed at par but is not readily marketable. At September 30, 1999 and 1998, the Company had stock of $10,981,300 and $10,059,900, respectively. Pursuant to collateral agreements with the FHLB, advances are collateralized by all of the Company's stock in the FHLB and by 75% of qualifying single-family first mortgage loans with a carrying value at September 30, 1999 and 1998, of approximately $127,000,000 and $105,000,000, respectively, and investment securities having a carrying value of $85,239,671 and $36,990,641 at September 30, 1999 and 1998, respectively. Advances at September 30, 1999 and 1998, have a maturity dates as follows:

                                                  1999                              1998
                                    ---------------------------------     ----------------------------
                                     Weighted                              Weighted
                                      Average                              Average
                                       Rate              Amount             Rate             Amount
     September 30:
       1999                                -%        $          -            5.54%        $105,670,000
       2000                             5.31%         131,105,000               -                    -
       2001                                -                    -               -                    -
       2002                             6.42%           4,000,000               -                    -
       2003                                -                    -               -                    -
       2004                                -                    -               -                    -
       Greater than 5 years             4.72%          78,000,000            4.94%          38,000,000
                                                     ------------                         ------------

     TOTAL                                           $213,105,000                         $143,670,000
                                                     ============                         ============

   Interest expense on FHLB advances was $7,966,406, $9,987,640, and $11,732,367 for the years ended September 30, 1999, 1998, and 1997, respectively.

   The advances with maturities greater than five years as of September 30, 1999, are callable quarterly at FHLB's option and may not be prepaid without penalty.

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase ("Reverse Repurchase Agreements" or "Reverse Repos") are as follows:

                                                            1999              1998
     Balance outstanding at September 30                  $2,075,000      $ 2,107,645

     Average balance during the year                       2,273,133        6,215,266

     Average interest rate during the year                      5.16%            4.97%

     Maximum month-end balance during the year             3,241,800       21,850,000

     Investment securities underlying the
       agreements at year-end:
       Carrying value                                      3,420,158        2,203,840
       Estimated market value                              3,420,158        2,232,782

   Interest expense on Reverse Repurchase Agreements was $118,962, $309,048, and $1,027,337 for the years ended September 30, 1999, 1998, and 1997, respectively.

11. DEFERRED COMPENSATION

   The Company has funded and unfunded deferred compensation agreements with a former executive and non-officer members of the Board of Directors. The plans limit the ability of the executive to compete with the Company and require that the directors continue to serve for a specified period of time. The amount of expense related to such plans for the years ended September 30, 1999, 1998, and 1997, was approximately $277,000, $179,000, and $190,000, respectively.

   On March 2, 1999, the Company, the Bank and an executive entered into an Employment Separation Agreement and Release (the "Agreement"). The Agreement provides, among other things, for the payment by the Company to the executive of $2,750,000, in installments of not less than $150,000 annually, with the entire unpaid amount due upon the executive's death. The unpaid balance earns interest at the Federal Funds rate, as determined each month, compounded monthly, until distributed. The unpaid balance, including accrued interest, was approximately $2,073,000 at September 30, 1999. The Agreement provides that the executive will be entitled to an additional payout equal to $550,000 should there be a change in control of the Company or the Bank on or before April 30, 2003. Pursuant to the Agreement, the executive forfeited all shares of restricted stock awarded to him under the Company's current Recognition and Retention Plan and forfeited any additional benefits accruals or contributions under the Company's Restated Supplemental Executive Retirement Agreement. Pursuant to the Agreement, the executive's employment agreement was terminated (except for certain specified provisions) and no further payouts under the Employment Agreement are due to him.

12. RETIREMENT PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

   The Bank has a defined contribution retirement plan. The plan covers all employees who have accumulated two years with 1,000 hours of service in each year. A flat percentage rate, selected by discretion of the Board of Directors is applied to the base salary of each eligible employee. The retirement plan expense for the years ended September 30, 1999, 1998, and 1997, was $0, $170,000, and $125,000, respectively.

   The Bank established an Employee Stock Ownership Plan ("ESOP") on October 1, 1993. During 1994, the ESOP borrowed $523,250 which is collateralized by common stock of the Company and a guaranty of the Company. The note payable is guaranteed by the Company and was paid off during the year ended September 30, 1998. In connection with the Reorganization on March 31, 1998, the Company established a new ESOP. During 1998, the ESOP borrowed approximately $2.9 million from the Company to purchase shares of Company stock. The loan is collateralized by the shares that were purchased with the proceeds of the loan. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP. The Company contributed $302,425, $104,650 and $104,650, respectively to the ESOP in years ended September 30, 1999, 1998, and 1997.

   The Company also has a supplemental retirement plan for certain executive officers. The plan requires that a set amount be deposited into a trust each year until the executive officers reach 60 years of age. The amount of expense related to such plans was approximately $402,000, $402,000, and $235,000 for the years ended September 30, 1999, 1998, and 1997, respectively. In the event of change in control, the plans will be fully funded.

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

   Income tax provision (benefit) for the years ended September 30 is summarized as follows:

                                                               1999              1998             1997
     Current                                                 $ 1,748,077        $1,353,856        $  930,195
     Deferred                                                 (1,281,899)          (59,617)          414,295
                                                             -----------        ----------        ----------

     TOTAL                                                   $   466,178        $1,294,239        $1,344,490
                                                             ===========        ==========        ==========

   The net deferred tax amount, which is included in other assets at September 30, 1999, and other liabilities at September 30, 1998, consisted of the following:

                                                                                 1999                 1998
     Deferred tax assets:
       Deferred compensation                                                  $1,358,084         $   472,452
       Allowance for loan losses                                                 305,219             184,945
       Unrealized loss on securities - trading                                   170,411             163,541
       Core deposit premium amortization                                          50,866                   -
       Other                                                                     196,871                   -
                                                                              ----------         -----------

               Total deferred tax assets                                       2,081,451             820,938

     Deferred tax liabilities:
       Unrealized gain on available-for-sale securities                         (236,735)         (1,015,678)
       FHLB stock dividends                                                     (665,158)           (677,893)
       Other                                                                      (8,560)            (17,211)
                                                                              ----------         -----------

                 Total deferred tax liabilities                                 (910,453)         (1,710,782)
                                                                              ----------         -----------

     Net deferred tax asset (liability)                                       $1,170,998         $  (889,844)
                                                                              ==========         ===========

The income tax provision differed from the amounts computed by applying the federal income tax rates as a result of the following:

                                                     1999                            1998                           1997
                                          ----------------------------    ----------------------------    --------------------------
     Expected income tax expense             34.0%       $ 482,261           34.0%      $1,421,734          34.0%      $1,264,802
     Exempt income                          (10.2)        (144,679)          (2.6)        (107,103)         (1.5)         (54,618)
     Cash surrender value of life
       insurance                             (6.4)         (90,565)          (1.5)         (62,098)         (2.0)         (73,096)
     State tax, net of federal benefit       11.2          158,669            4.3          179,389           4.0          147,312
     ESOP contribution                       (1.8)         (25,343)           2.1           87,161             -                -
     Change in estimate                         -                -           (4.3)        (179,892)         (0.3)         (12,688)
     Other                                    6.1           85,835           (1.1)         (44,952)          1.9           72,778
                                            -----        ---------          -----       ----------         -----       ----------

     TOTAL                                   32.9%       $ 466,178           30.9%      $1,294,239          36.1%      $1,344,490
                                            =====        =========          =====       ==========         =====       ==========

The Company and the Bank provide for the recognition of a deferred tax asset or liability for the future tax consequences of differences in carrying amounts and tax bases of assets and liabilities. Specifically exempted from this provision are bad debt reserves for tax purposes of U.S. savings and loan associations in the association's base year, as defined. Base year reserves total approximately

   $2,979,000 at September 30, 1999. Consequently, a deferred tax liability of approximately $1,141,000 related to such reserves is not provided for in the statement of financial condition at September 30, 1999.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). As of September 30, 1999, the Bank met all capital requirements to which it is subject.

   As of September 30, 1999 and 1998, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts (in thousands) and ratios are also presented in the table:

                                                                                                          Required
                                                                                                     To Be Categorized As
                                                                                 Required            Well Capitalized Under
                                                                                For Capital             Prompt Corrective
                                                           Actual            Adequacy Purposes          Action Provisions
                                                       ------------------   --------------------   --------------------------
                                                        Amount     Ratio     Amount       Ratio      Amount        Ratio
     As of September 30, 1999:

       Tangible capital to tangible assets              $44,555    9.35%       $ 7,151    1.50%          N/A         N/A

       Core capital to adjusted tangible assets          44,555    9.35         19,068    4.00       $23,835        5.00

       Total capital to risk weighted assets             46,167   20.28         18,212    8.00        22,764       10.00

       Tier I capital to risk weighted assests           44,555   19.57          9,106    4.00        13,659        6.00

     As of September 30, 1998:

       Tangible capital to tangible assets              $41,082   10.24%       $ 6,019    1.50%          N/A         N/A

       Core capital to adjusted tangible assets          41,082   10.24         16,052    4.00       $20,060        5.00

       Total capital to risk weighted assets             42,739   22.62         15,118    8.00        18,894       10.00

       Tier I capital to risk weighted assests           41,082   21.74          7,559    4.00        11,338        6.00

15. RETAINED EARNINGS

   Upon the conversion, the Company established a special liquidation account for the benefit of eligible account holders and the supplemental eligible account holders in an amount equal to the net worth of the Bank as of the date of its latest statement of financial condition contained in the final offering circular used in connection with the conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts in the Bank after conversion. In the event of a complete liquidation (and only in such event), each eligible and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

   The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank's stockholders' equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account referred to above. This requirement effectively limits the dividend paying ability of the Company in that the Company must maintain an investment in equity of the Bank sufficient to enable the Bank to meet its requirements as noted above. Required capital amounts are shown in Note 14 to the consolidated financial statements. Liquidation account balances are not maintained because of the cost of maintenance and the remote likelihood of complete liquidation. Additionally, the Bank is limited to distributions it may make to Bancorp without OTS approval if the distribution would cause the total distributions to exceed the Bank's net income for the year to date plus the Bank's net income (less distributions) for the preceding two years. Bancorp may use assets other than its investment in the Bank as a source of dividends.

16. EARNINGS PER SHARE

                                                                          Year Ended September 30
                                                            ---------------------------------------------------
                                                                   1999             1998             1997

     Basic EPS weighted average shares                          5,802,860        6,388,906        6,327,798
     Add dilutive effect of unexercised options                    34,759          146,162          158,260
                                                                ---------        ---------        ---------

                 Dilutive EPS weighted average shares           5,837,619        6,535,068        6,486,058
                                                                =========        =========        =========

17. COMMITMENTS AND CONTINGENCIES

   In the ordinary course of business, the Company and subsidiaries have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company and subsidiaries.

18. FINANCIAL INSTRUMENTS

   The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition.
   Instruments used to reduce exposure to fluctuations in interest rates are considered immaterial in the aggregate and individually. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

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

   At September 30, 1999, the Company had the following outstanding commitments to extend credit:

     Undisbursed loans in process                                   $ 5,753,098
     Unfunded lines of credit                                         1,434,104
     Outstanding loan commitments                                     3,044,315
                                                                    -----------

                 Total outstanding commitments                      $10,231,517
                                                                    ===========

   The Company has not incurred any losses on its commitments in any of the three years in the period ended September 30, 1999.

19.  RELATED PARTY TRANSACTIONS

     In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests total $978,921 and $755,909 at September 30, 1999 and 1998, respectively.

20. RESTRICTED STOCK AWARD PROGRAMS AND STOCK OPTION PLANS

   1994 Incentive Stock Option Plan -

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

   1994 Stock Option Plan -

   The 1994 Stock Option Plan for outside directors may grant non-qualified stock options to purchase shares of common stock for each outside director who was serving in such a capacity on the date of the Company's initial stock offering in 1994. The purchase price of the common stock deliverable upon the execution of each non-qualified stock option was the price at which the common stock of the Company was offered in the initial offering ($10). The Company granted options on 20,643 shares of common stock (options on 24,917 shares may be granted under the plan). The plan also provides for subsequent grants of non-qualifying stock options to others who become outside directors after the date of the offering. Options reserved for future grant shall vest ratably at 20% each year commencing on the first September 30th after the person becomes an outside director through September 30, 2002, at which time all options shall become vested.

   1998 Stock Option Plan -

   The Company's stockholders adopted the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award any one or a combination of incentive stock options, non-statutory or compensatory stock options, limited rights, dividend equivalent rights and reload options, representing up to 357,075 shares of Company common stock. The options will vest in equal amounts over five years beginning one year from the date of grant. Options granted vest immediately in the event of retirement, disability, or death and are generally exercisable for a three year period following such event. Outstanding stock options expire no later than 10 years from the date of grant. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share, the fair value of the stock on that date. No options from the 1998 SOP are exercisable as of September 30, 1999. The weighted average remaining contractual life of the options as of September 30, 1999, is 9.1 years.

   A summary of the status of the Company's 1998 Stock Option Plan as of September 30, 1999, and changes during the year ending on that date are presented below:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                      Shares         Price
   Outstanding at beginning of year                         -
   Granted                                            350,000         $9.00
   Exercised                                                -
   Forfeited                                                -
                                                   ----------

   Outstanding at September 30, 1999                  350,000         $9.00
                                                   ==========

   Options exercisable at September 30, 1999                -
                                                   ==========

   The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these plans been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:


                                                  Year Ended September 30, 1999
                                                 -------------------------------
                                                    As Reported       Pro Forma

     Net income in thousands                             $ 952            $ 816

     Earnings per share:
       Basic                                             $0.16            $0.14

       Diluted                                           $0.16            $0.14


   In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%. The weighted average fair value of options granted during the year ended September 30, 1999, was $3.21.

   1998 Recognition Plan -

   The 1998 Recognition and Retention Plan ("RRP") provides for a committee of the Company's Board of Directors to award restricted stock to key officers as well as non-employee directors. The RRP authorizes the Company to grant up to 142,830 shares of the Company's common stock. The Committee granted 142,830 shares to key officers and non-employee directors on October 23, 1998.

   Compensation expense is being recognized based on the fair market value of the shares on the grant date of $9.00 over the vesting period. The Shares will vest equally over a five year period with the first vesting date of January 3, 2000. Shares granted will be vested immediately in the event of disability or death. Approximately $440,000 in compensation expense was recognized during the year ended September 30, 1999.

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

22. OTHER COMPREHENSIVE INCOME

                                                                   Year Ended September 30, 1999
                                                      -------------------------------------------------------
                                                           Before Tax        Tax Expense        Net-of-Tax
                                                             Amount           (Benefit)           Amount
     UNREALIZED GAINS (LOSSES) ON SECURITIES:
       Unrealized holding gain (loss) on securities
         arising during period                               $(1,956,309)        $(665,145)       $(1,291,164)
       Less reclassification adjustment for
         (gains) losses included in net income                  (161,411)          (54,880)          (106,531)
                                                             -----------         ---------        -----------
                 Other comprehensive income (loss)           $(2,117,720)        $(720,025)       $(1,397,695)
                                                             ===========         =========        ===========

                                                                   Year Ended September 30, 1999
                                                      -------------------------------------------------------
                                                           Before Tax        Tax Expense        Net-of-Tax
                                                             Amount           (Benefit)           Amount
     UNREALIZED GAINS (LOSSES) ON SECURITIES:
       Unrealized holding gain (loss) on securities
         arising during period                               $2,742,395         $ 932,414        $1,809,981
       Less reclassification adjustment for
         (gains) losses included in net income                   (6,569)           (2,233)           (4,336)
                                                             ----------         ---------        ----------
                 Other comprehensive income (loss)           $2,735,826         $(930,181)       $1,805,645
                                                             ==========         =========        ==========

23. PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following condensed statements of financial condition as of September 30, 1999 and 1998, and condensed statements of income and cash flows for the years ended September 30, 1999 and 1998, for Pocahontas Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

     POCAHONTAS BANCORP, INC.
     (PARENT COMPANY ONLY)

     CONDENSED STATEMENTS OF FINANCIAL CONDITION
     SEPTEMBER 30, 1999 AND 1998

                                                                               1999                1998
         ASSETS

         Deposit in Bank                                                   $ 1,011,892         $13,602,949
         Investment in Bank                                                 47,552,329          45,684,935
         Loan                                                                2,443,525           2,856,600
         Investment securities                                               1,429,196           1,588,535
         Other assets                                                        1,401,115             139,939
                                                                           -----------         -----------

         TOTAL ASSETS                                                      $53,838,057         $63,872,958
                                                                           ===========         ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Accrued expenses and other liabilities                            $ 3,102,731         $ 3,306,160
         Deferred compensation                                               2,702,888
         Stockholders' equity                                               48,032,438          60,566,798
                                                                           -----------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $53,838,057         $63,872,958
                                                                           ===========         ===========

         CONDENSED STATEMENTS OF INCOME
         YEARS ENDED SEPTEMBER 30, 1999 AND 1998

         INCOME:
           Interest and dividend income                                    $   423,375         $   195,866

         EXPENSES:
           Operating expenses                                                3,709,582             587,640
                                                                           -----------         -----------
         LOSS BEFORE INCOME TAXES AND EQUITY IN
           UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                        (3,286,207)           (391,774)

         INCOME TAX BENEFIT                                                   (957,778)           (139,939)
                                                                           -----------         -----------
         LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
           OF BANK SUBSIDIARY                                               (2,328,429)           (251,835)

         EQUITY IN UNDISTRIBUTED EARNINGS OF BANK
           SUBSIDIARY                                                        3,280,666           3,139,166
                                                                           -----------         -----------

         NET INCOME                                                        $   952,237         $ 2,887,331
                                                                           ===========         ===========

POCAHONTAS BANCORP, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                              1999                 1998
     OPERATING ACTIVITIES:
       Net income                                                         $    952,237         $  2,887,331
       Adjustments to reconcile net income to net cash provided
         (used) by operating activities:
         Equity in undistributed earnings of Bank subsidiary                (3,280,666)          (3,139,166)
         Stock compensation                                                    852,706              360,000
         Other                                                                  15,577                    -
         Changes in operating assets and liabilities:
           Trading securities                                                  159,339           (1,588,535)
           Other assets                                                     (1,261,176)            (139,939)
           Accrued expenses and other liabilities                              209,646              449,560
           Deferred compensation                                             2,702,888                    -
                                                                          ------------         ------------

                 Net cash provided (used) by operating activities              350,551           (1,170,749)

     INVESTING ACTIVITIES:
       Investment in subsidiary                                                                 (16,493,855)

     FINANCING ACTIVITIES:
       Options exercised                                                       383,690               40,000
       Dividends paid                                                       (1,443,076)          (1,153,496)
       Purchase of treasury stock                                          (11,882,222)
       Proceeds from stock offering                                                              32,381,049
                                                                          ------------         ------------

                 Net cash provided (used) by financing activities          (12,941,608)          31,267,553
                                                                          ------------         ------------

     NET INCREASE (DECREASE)
       IN CASH AND CASH EQUIVALENTS                                        (12,591,057)          13,602,949

     CASH AND CASH EQUIVALENTS:
       Beginning of period                                                  13,602,949                    -
                                                                          ------------         ------------

       End of period                                                      $  1,011,892         $ 13,602,949
                                                                          ============         ============

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables represent summarized data for each of the four quarters in the years ended September 30, 1999 and 1998:

                                                                           1999
                                                            (in thousands, except per share data)
                                                  Fourth          Third          Second          First
                                                  Quarter        Quarter        Quarter         Quarter
     Interest income                                  $7,673         $6,780        $ 6,642          $6,865
     Interest expense                                  4,859          4,192          3,948           4,218
                                                      ------         ------        -------          ------

     Net interest income                               2,814          2,588          2,694           2,647
     Provision for loan losses                             -              -              -               -
                                                      ------         ------        -------          ------

     Net interest income after
       provision for loan losses                       2,814          2,588          2,694           2,647
     Non-interest income                                 466            564            322             575
     Non-interest expense                              2,129          2,078          4,992           2,053
                                                      ------         ------        -------          ------

     Income before income taxes                        1,151          1,074         (1,976)          1,169
     Income tax expense                                  375            372           (640)            359
                                                      ------         ------        -------          ------

     Net income                                       $  776         $  702        $(1,336)         $  810
                                                      ======         ======        =======          ======

     Basic earnings per share                         $ 0.13         $ 0.13        $ (0.23)         $ 0.13

     Diluted earnings per share                       $ 0.13         $ 0.12        $ (0.23)         $ 0.13

     Cash dividends declared per
       common share                                   $ 0.06         $ 0.06        $  0.06          $ 0.06

                                                                           1999
                                                            (in thousands, except per share data)
                                                  Fourth          Third          Second          First
                                                  Quarter        Quarter        Quarter         Quarter
     Interest income                                  $6,977          $7,060         $7,002         $6,814
     Interest expense                                  4,418           4,267          4,790          4,926
                                                      ------          ------         ------         ------

     Net interest income                               2,559           2,793          2,212          1,888
     Provision for loan losses                             -               -              -              -
                                                      ------          ------         ------         ------

     Net interest income after
       provision for loan losses                       2,559           2,793          2,212          1,888
     Non-interest income                                 (23)            270            361            311
     Non-interest expense                              1,754           1,619          1,522          1,296
                                                      ------          ------         ------         ------

     Income before income taxes                          782           1,444          1,051            903
     Income tax expense                                   73             513            383            325
                                                      ------          ------         ------         ------

     Net income                                       $  709          $  931         $  668         $  578
                                                      ======          ======         ======         ======

     Basic earnings per share                         $ 0.11          $ 0.15         $ 0.10         $ 0.09

     Diluted earnings per share                       $ 0.11          $ 0.14         $ 0.10         $ 0.09

     Cash dividends declared per
       common share                                   $0.060          $0.060         $0.056         $0.056

                               *  *  *  *  *  *

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

                                   PART III

ITEM 10   DIRECTORS AND OFFICERS OF THE REGISTRANT
-------   ----------------------------------------

     The table below sets forth certain information, as of September 30, 1999, regarding members of the Company's Board of Directors, including the terms of office of Board members.

                                                                      Shares of
                                                                    Common Stock
                         Positions                                  Beneficially
                        Held in the        Served    Current Term     Owned on       Percent
Name (1)           Age    Company         Since (2)   to Expire    Record Date (3)  Of Class
-------            ---  -----------       ---------  ------------  ---------------  ---------
Nominees

Ralph B. Baltz      52  Chairman              1986           2000         133,702        2.4%

Marcus Van Camp     51  Director              1990           2000          35,952         *

N. Ray Campbell     49  Director              1992           2000          44,799         *

Directors Continuing in Office

Skip Martin         50  President, Chief      1988           2001         191,942        2.4%

Charles R. Ervin    62  Director              1988           2001          64,277        1.1%

James A. Edington   49  Executive Vice        1994           1999         183,168        3.3%
                        President and Director

Robert Rainwater    64  Director              1981           1999          36,124         *

Executive Officer
Dwayne Powell       35  Chief Financial
                        Officer                                            77,145        1.4%

Bill B. Stacy       57  SVP, Loan Officer                                  14,598         *

Richard Olvey       56  SVP, Loan Officer                                  29,410         *

__________________________

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

     James A. Edington has been President and CEO since April 1999. Prior to that he served the Bank and the Company as Executive Vice President. He has been the Bank's compliance officer, security officer, secretary, and treasurer. Mr. Edington has been employed in executive roles with the Bank since 1983.

     Skip Martin was the President and Chief Executive Officer of the Bank from 1990 through April 1999. He has been a member of the Board of Directors of the Bank since 1988 and of the Company since its formation. Prior to his appointment as President and Chief Executive Officer, Mr. Martin served as Vice President of the Bank.

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

ITEM 11   EXECUTIVE COMPENSATION
-------   ----------------------

     The following table sets forth for the years ended September 30, 1999, 1998, and 1997, certain information as to the total remuneration paid by the Company to the Chief Executive Officer and all other executive officers whose salary and bonuses exceeded $100,000 ("Named Executive Officers"). For the period prior to formation of the Company in 1998, the remuneration information relates to that paid by the Bank to the Named Executive Officers.

                                                                           Long-Term Compensation
                                                                      --------------------------------
                                          Annual Compensation              Awards           Payouts
                                     -------------------------------- --------------------------------
                             Year                             Other    Restricted   Options/                  All
Name and                    Ended                          Annual Com-    Stock       SARS      LTIP         Other
Principal Position        Sept. 30,   Salary (1)   Bonus    pensation  Awards (3)     (#)     Payouts  Compensation (2)
------------------        ---------  ------------  ------  ---------- -----------  ---------  -------  ----------------
Skip Martin.............       1999     $142,418       --         --          --     80,000        --          $    --
  President and CEO(4)..       1998      196,000       --         --          --         --        --           20,161
     ...................       1997      166,100   10,200         --          --         --        --           18,957

James A. Edington.......       1999      196,565       --         --     321,354     80,000        --           30,637
  President and CEO(4)..       1998      171,000       --         --          --         --        --           20,161
     ...................       1997      140,000    9,700         --          --         --        --           19,778

Dwayne Powell...........       1999      150,175       --         --     321,354     80,000        --           29,387
  Chief Financial.......       1998      125,000       --         --          --         --        --           20,161
  Officer...............       1997      100,000       --         --      53,047         --        --               88

____________________________________
(1) Includes Board of Director and committee fees.
(2) Consists of payments made pursuant to the Bank's Profit Sharing Plan. See "--Benefits for Employees and Officers." Also includes the Bank's contributions or allocations (but not earnings) pursuant to the Bank's Employee Stock Ownership Plan. Does not include benefits pursuant to the Bank's Pension Plan. See "--Benefits for Employees and Officers." The Company also provides its Chief Executive Officer with use of a Company-owned automobile, the value of which use did not exceed the lesser of $50,000 or 10% of such officer's cash compensation.
(3) Represents awards made pursuant to the Company's Recognition and Retention Plan for Employees, which awards vest in five equal annual installments commencing on January 3, 2000. Dividends on such shares accrue and are paid to the recipient when the shares are granted. The value of such shares was determined by multiplying the number of shares awarded by the price at which the shares of common stock were sold. The 1997 amount represents shares awarded pursuant to the Bank's 1994 Recognition and Retention Plan which are fully vested.
(4) Mr. Edington was appointed President and Chief Executive Officer in April 1999 upon retirement of Mr. Martin.

==================================================================================================
                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                FISCAL YEAR-END OPTION VALUES
==================================================================================================
Name                    Shares      Value       Number of Unexercised      Value of Unexercised
                       Acquired    Realized          Options at           In-The-Money Options at
                         Upon                      Fiscal Year-End            Fiscal Year-End
                       Exercise
                                             -----------------------------------------------------
                                              Exercisable/Unexercisable  Exercisable/Unexercisable
==================================================================================================
Skip Martin               84,176    $396,301         $0/80,000                     $0/$0

James A. Edington         50,137    $254,727          0/80,000                     $0/$0

Dwayne Powell                 --          --          0/80,000                     $0/$0
==================================================================================================

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

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

                                         Amount of Shares
                                         Owned and Nature   Percent of Shares
                                           of Beneficial     of Common Stock
Holder                                     Ownership (1)     Outstanding (4)
-----                                    -----------------  ------------------
All Directors and Executive Officers
as a Group (8 persons)                        811,117               14.4

Pocahontas Federal Savings and Loan           475,400                8.6
401(k) Savings and Employee Stock
Ownership Plan. (2)(3)

Drake Associates, L.P. and affiliates         515,724                9.3
55 Brookville Road
Glen Head, New York  11545

______________________
(1) Based solely upon the filings made pursuant to the Exchange Act and information furnished by the respective persons. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has sole or shared voting or investment power with respect to such shares, or has a right to acquire beneficial ownership at any time within 60 days from the date as to which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as shares owned by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2) Under the Pocahontas Federal Savings and Loan Association 401(k) Savings and Employee Stock Ownership Plan (the "ESOP"), shares allocated to participants' accounts are voted in accordance with the participants' directions. Unallocated shares held by the ESOP are voted by the ESOP Trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares. As of the Record Date, 311,007 shares of Common Stock were allocated under the ESOP.
(3) Excludes 79,970 shares of Common Stock or 14.4% of the shares of Common Stock outstanding, owned by the ESOP for the benefit of the named Executive Officers of the Bank.
(4) Total Common Stock outstanding includes shares that may be acquired pursuant to presently exercisable options.

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

     All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law generally requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates, subject to limited exceptions. However, recent regulations now permit executive officers and directors to receive the same terms on loans through plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to all directors, executive officers, and their associates totaled $978,921 at September 30, 1999, which was 2.0% of the Company's stockholders' equity at that date. There were no loans outstanding to any director, executive officer or their affiliates at preferential rates or terms which in the aggregate exceeded $60,000 during the three years ended September 30, 1999. All loans to directors and officers were performing in accordance with their terms at September 30, 1999.


                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

     (a)(1)  Financial Statements
             --------------------

     Financial statements have been included in Item 8.

     (a)(2)  Financial Statement Schedules
             -----------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (a)(3)  Exhibits
             --------

                                              Sequential Page
                                             Reference to Prior     Number Where
                                             Filing or Exhibit    Attached Exhibits
 Regulation S-K                               Number Attached    Are Located in This
 Exhibit Number           Document                 Hereto         Form 10-K Report
 --------------           --------              ------------      ----------------
     2             Plan of Reorganization           None           Not Applicable

     3            Articles of Incorporation         None           Not Applicable

                                              Sequential Page
                                             Reference to Prior     Number Where
                                             Filing or Exhibit    Attached Exhibits
 Regulation S-K                               Number Attached    Are Located in This
 Exhibit Number           Document                 Hereto         Form 10-K Report
 --------------           --------              ------------      ----------------
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


      16              Letter re: change in
                           certifying                   None           Not Applicable
                           accountants

      18              Letter re: change in
                      accounting principles             None           Not Applicable

      19               Previously unfiled
                            documents                   None           Not Applicable

      21           Subsidiaries of Registrant            21             Page 29

                                                  Sequential Page
                                                 Reference to Prior       Number Where
                                                 Filing or Exhibit      Attached Exhibits
 Regulation S-K                                  Number Attached       Are Located in This
 Exhibit Number           Document                    Hereto            Form 10-K Report
 --------------           --------               -----------------     ------------------
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

       27         EDGAR Financial Data Schedule        None            Not Applicable

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

                           POCAHONTAS BANCORP, INC.


Date: December 20, 1999            By: /s/ James Edington
                                           ----------------------------------
                                           James Edington, President and
                                           Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ James Edington                  By: /s/ Dwayne Powell
   -----------------------------------     -----------------------------------
   James Edington                          Dwayne Powell
   President, Chief Executive Officer,     Chief Financial Officer, Secretary
   and Director                            and Treasurer
   (Principal Executive Officer)           (Principal Financial Officer)


Date: December 20, 1999              Date: December 20, 1999


By: /s/ Ralph P. Baltz                  By: /s/ Skip Martin
   -----------------------------------     -----------------------------------
   Ralph P. Baltz                          Skip Martin
   Chairman of the Board and Director      Director


Date: December 20, 1999              Date: December 20, 1999


By: /s/ Charles R. Ervin                By: /s/ Marcus Van Camp
   -----------------------------------     -----------------------------------
   Charles R. Ervin                        Marcus Van Camp
   Director                                Director


Date: December 20, 1999              Date: December 20, 1999


By: /s/ N. Ray Campbell                 By: /s/ Robert Rainwater
   -----------------------------------     -----------------------------------
   N. Ray Campbell                         Robert Rainwater
   Director                                Director


Date: December 20, 1999              Date: December 20, 1999