Form 10-Q
period 1999-12-31
POCAHONTAS BANCORP INC
filed 2000-02-15
CIK 1051859

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20552

                                   Form 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE # 0-23969
                           POCAHONTAS BANCORP, INC.


         DELAWARE                             IRS Employer Identification
                                                     No. 71-0806097

         Address                                     Telephone Number
         -------                                     ----------------

     203 West Broadway                                (870) 892-4595
Pocahontas, Arkansas  72455


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------     --------

There were 5,510,614 shares of Common Stock ($.10 par value) issued and outstanding as of December 31, 1999.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                                               Page

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited):

           Condensed Consolidated Statements of Financial Condition at
             December 31, 1999 and September 30, 1999                                            1

           Condensed Consolidated Statements of Income for the Three Months Ended
             December 31, 1999 and 1998                                                          2

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             December 31, 1999 and 1998                                                          3

           Notes to Condensed consolidated Financial Statements                                  4

           Independent Accountants' Report                                                       6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                             7

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                           11

PART II.   OTHER INFORMATION                                                                    12


ITEM 1

POCAHONTAS BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
                                                                     December 31, 1999        September 30, 1999
                                                                     ------------------      -------------------
ASSETS

Cash                                                                     $ 13,307,318                $ 8,622,050
Cash surrender value of life insurance                                      6,012,960                  5,964,588
Equity investments, at fair value                                             887,495                  1,429,196
Investment securities -- held to maturity                                   9,488,735                  9,482,122
Investment securities -- available for sale                               175,243,512                216,492,192
Loans receivable, net                                                     221,680,868                217,709,933
Accrued interest receivable                                                 2,848,943                  3,165,427
Premises and equipment, net                                                 3,958,864                  4,018,157
Federal Home Loan Bank Stock, at cost                                       8,693,500                 10,981,300
Core deposit premium                                                        2,368,673                  2,440,187
Other assets                                                                2,198,584                  1,825,710
                                                                        -------------             --------------
TOTAL ASSETS                                                             $446,689,452              $ 482,130,862
                                                                        =============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                               $221,106,052              $ 211,890,791
  Federal Home Loan Bank advances                                         170,940,000                213,105,000
  Securities sold under agreements to repurchase                            2,200,000                  2,075,000
  Deferred compensation                                                     3,318,755                  3,357,890
  Accrued expenses and other liabilties                                     2,386,972                  3,669,743
                                                                        -------------             --------------
            Total liabilities                                             399,951,779                434,098,424

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                                                 69,468                     69,468
  Additional paid-in capital                                               51,439,643                 51,439,643
  Reduction for ESOP debt guaranty                                         (2,443,525)                (2,443,525)
  Unearned RRP Shares                                                        (462,771)                  (524,476)
  Unrealized gain (loss) on available
    for sale securities, net of tax                                        (1,609,655)                   407,950
  Retained earnings                                                        11,673,739                 10,965,600
                                                                        -------------             --------------
                                                                           58,666,899                 59,914,660
Less treasury stock at cost                                               (11,929,226)               (11,882,222)
                                                                        -------------             --------------
            Total stockholders' equity                                     46,737,673                 48,032,438
                                                                        -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $446,689,452              $ 482,130,862
                                                                        =============             ==============


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)

---------------------------------------------------------------------------------------------------------

                                                                               1999              1998
                                                                             --------          --------
INTEREST INCOME:
  Loans receivable                                                          $ 4,286,259        $3,939,958
  Investment securities                                                       3,530,266         2,924,831
                                                                            -----------        ----------
            Total interest income                                             7,816,525         6,864,789
INTEREST EXPENSE:
  Deposits                                                                    2,319,153         2,282,603
  Borrowed funds                                                              2,612,662         1,935,361
                                                                             ----------         ---------
            Total interest expense                                            4,931,815         4,217,964
NET INTEREST INCOME                                                           2,884,710         2,646,825
PROVISION FOR LOAN LOSSES                                                             -                 -
                                                                             ----------         ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                             2,884,710         2,646,825
OTHER INCOME:
  Dividends                                                                     163,039           149,295
  Fees and service charges                                                      384,936           177,569
  Gain on sale of securities                                                    266,690                 -
  Trading gain (loss)                                                           (19,038)           75,197
  Other                                                                          36,409           173,120
                                                                             ----------         ---------
            Total other income                                                  832,036           575,181
                                                                             ----------         ---------
OPERATING EXPENSE:
  Compensation and benefits                                                   1,114,908         1,271,295
  Occupancy and equipment                                                       242,596           224,236
  SAIF deposit insurance premium                                                 30,140            26,740
  Professional fees                                                              84,569            60,723
  Data processing                                                                81,244           128,306
  Advertising                                                                   165,872            71,587
  OTS assessment                                                                 21,330            24,108
  Other                                                                         361,830           245,529
                                                                             ----------         ---------
            Total operating expense                                           2,102,489         2,052,524
NET INCOME BEFORE INCOME TAXES                                                1,614,257         1,169,482
INCOME TAXES                                                                    575,000           359,068
                                                                             ----------         ---------
NET INCOME                                                                    1,039,257           810,414
                                                                             ----------         ---------
OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
  Unrealized holding loss on available for sale securities
    arising during period                                                    (1,845,857)         (769,048)
  Reclassification adjustment for gains included in net income                 (171,748)                -

                                                                             ----------         ---------
            Other comprehensive loss                                         (2,017,605)         (769,048)
                                                                             ----------         ---------
COMPREHENSIVE INCOME (LOSS)                                                  $ (978,348)         $ 41,366
                                                                            ===========         =========
BASIC EARNINGS PER SHARE                                                         $ 0.20            $ 0.13
                                                                            ===========         =========
DILUTED EARNINGS PER SHARE                                                       $ 0.20            $ 0.13
                                                                            ===========         =========


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------

                                                                            1999                 1998
                                                                          --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 1,039,257           $ 810,414
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation of premises and equipment                                  117,761             110,623
    Amortization of deferred loan fees                                       20,991              42,636
    Amortization of premiums and discounts, net                             (56,464)            (62,596)
    Net gain on sale of assets                                               (8,697)            (16,958)
    Gain on sale of securities                                             (266,690)                  -
    Cash surrender value of life insurance policies                         (48,371)            (45,001)
    Trading securities                                                      541,701             (79,509)
    Accrued interest receivable                                             316,484              71,683
    Core deposit premium                                                     71,514             (63,347)
    Other assets                                                           (372,874)           (269,608)
    Expensed RRP shares                                                      61,702             146,544
    Deferred compensation                                                   (39,135)              3,069
    Other liabilities                                                    (1,282,771)           (216,091)
                                                                       ------------        ------------
            Net cash provided by operating activities                        94,408             431,859
                                                                       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan repayments and originations, net                                  (4,105,404)         (1,704,703)
  Net (increase) decrease in FHLB stock                                   2,287,800            (145,700)
  Proceeds from maturities and principal repayments
    of investment securities available for sale                           5,781,861          13,571,001
  Proceeds from sale of available for sale investment securities         33,765,755                   -
  Proceeds from sale of real estate owned                                   122,175                   -
  Purchase of premises and equipment                                       (58,468)            (567,230)
                                                                       ------------        ------------
            Net cash provided by investing activities                    37,793,719          11,153,368
                                                                       ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                9,215,262             276,968
  Net increase in repurchase agreements                                     125,000             549,155
  Proceeds of FHLB advances                                             429,291,000         399,565,000
  Repayment of  FHLB advances                                          (471,456,000)       (401,335,000)
  Repurchase of stock                                                       (47,004)         (5,443,883)
  Dividends paid                                                           (331,117)           (379,450)
                                                                       ------------        ------------

            Net cash used by financing activities                       (33,202,859)         (6,767,210)
                                                                       ------------        ------------
NET INCREASE IN CASH                                                      4,685,268           4,818,017
CASH AT BEGINNING OF PERIOD                                               8,622,050           3,654,077
                                                                       ------------        ------------

CASH AT END OF PERIOD                                                  $ 13,307,318         $ 8,472,094
                                                                       ============        ============

See notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000, or any interim period.

   The interim financial information should be read in conjunction with the consolidated financial statements and notes of Pocahontas Bancorp, Inc. (the "Company"), included in the Annual Report for the fiscal year ended September 30, 1999. The accompanying unaudited consolidated financial statements include the accounts of the Company and Pocahontas Federal Savings and Loan Association (the "Bank"). The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

2. EARNINGS PER COMMON SHARE

   The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented.

   The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:


                                                               Three Months Ended
                                                      --------------------------------------
                                                       December 31,             December 31,
                                                           1999                     1998
                                                       ------------             ------------

Total basic shares outstanding                          5,302,928               6,007,273
Add dilutive effect of unexercised options                 24,758                 134,080
                                                        ---------               ---------

    Total weighted average shares outstanding
      for dilutive earnings per share calculation       5,327,686               6,141,353
                                                        =========               =========


3. DECLARATION OF DIVIDENDS

   On November 10, 1999, the Board of Directors declared a $0.06 per share quarterly dividend for holders of record December 13, 1999.

4. STOCK COMPENSATION

   The Company applies the provisions of APB 25 in accounting for its stock option plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings pre share would have been as follows:

                                    As Reported         Pro forma
                                    -----------         ---------
Net income in thousands               $1,039              $1,015
Earnings per share:
  Basic                               $ 0.20              $ 0.19
  Diluted                             $ 0.20              $ 0.19

There were 350,000 unexercised options outstanding under the Company's 1998
Stock Option Plan as of September 30, 1999.    No options were exercised,
forfeited or granted under the 1998 Stock Option Plan during the quarter ended December 31, 1999.


                                *  *  *  *  *  *

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the "Company") as of December 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


Little Rock, Arkansas
February 10, 2000

/s/ Deloitte & Touche LLP

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition at December 31, 1999, as compared to September 30, 1999

General. The Company's total assets decreased $35.4 million or 7.35% to $446.7 million at December 31, 1999, as compared to $482.1 million at September 30, 1999, primarily due to the sale of approximately $35.9 million of investment securities.

Loans receivable, net. Net loans receivable increased by $4.0 million or 1.8% to $221.7 million at December 31, 1999, from $217.7 million as of September 30, 1999. Growth in the loan portfolio was due to loan demand in the Company's local market.

Investment securities held to maturity. Investment securities held to maturity increased $.01 million, or 0.01%, to $9.49 million at December 31, 1999, from $9.48 million at September 30, 1999. The increase in the Company's held to maturity investment portfolio was due to accretion of discounts.

Investment securities available for sale. Investment securities available for sale decreased $41.2 million, or 19.05%, to $175.2 million at December 31, 1999, from $216.5 million at September 30, 1999. The decrease is due to the sale of
35.9 million of investments securities during the quarter ended December 31, 1999. The sale of investment securities resulted in a gain of approximately $0.2 million, net of tax. Such investments were sold in an effort to capture a gain and to restructure the statement of financial condition to mitigate sensitivity to interest rate risk. The proceeds from the sale of investment securities were utilized to repay short-term and callable advances. Cash flow from investments was primarily used to fund growth in net loans receivable.

Trading securities. Trading securities decreased $0.5 million, or 37.9%, to $0.9 million at December 31, 1999, from $1.4 million at September 30, 1999. This decrease is the result of a decrease in market value of trading securities and the sale of certain securities.

Deposits. Deposits increased $9.2 million or 4.34% to $221.1 million at December 31, 1999, from $211.9 million at September 30, 1999, primarily due to continued growth within the Company's market area.

Federal Home Loan Bank Advances and securities sold under agreements to repurchase. FHLB advances decreased $42.2 million or 19.8% to $170.9 million at December 31, 1999, from $213.1 million at September 30, 1999. This decrease was due to the increase in deposits and the sale of investments.

Stockholders' equity. Total stockholders' equity decreased $1.2 million or 2.5% to $46.8 million at December 31, 1999, from $48.0 million at September 30, 1999. Such decrease was due to the repurchase of 8,000 shares of the Company's common stock at a total cost of $47,000, a decrease in the unrealized gain on available for sale securities, net of tax of $1.0 million and net income net of dividends.

Comparison of Results of Operations for the Three Months Ended December, 1999 and 1998

Overview. For the three-month periods ended December 31, 1999 and 1998, net income was $1,039,257 and $810,414 respectively.

Net interest income. For the three-month periods ended December 31, 1999 and 1998, net interest income increased approximately $238,000 or 9.0% to $2.9 million. The increase in net interest income was due the increase in net loans receivable, decrease in investment securities, increase in deposits and decrease in Federal Home Loan Bank advances and securities sold under agreements to repurchase (see discussion of changes in financial condition). The changes in the Company's asset/liability mix resulted in a decrease in the Company's interest rate margin to 2.67% for the three months ended December 31, 1999, compared to 2.8% for the quarter ended December 31, 1998. The Company's strategy has been to utilize the run-off and principal pay-downs from investment securities to fund loan growth within the Company's local market and to pay down FHLB advances. Such loans generally have higher yields than investment securities.

Fees and Service Charges. For the three month periods ended December 31, 1999 and 1998, fees and service charges increased approximately $207,000, or 116.8%, to $385,000 for the three-months ended December 31, 1999, from $178,000 for the three-months ended December 31, 1998. Such increase is due to a new checking account marketing program and due to a change in the method of charging overdraft fees.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. No provision for loan losses was made during the three month periods ended December 31, 1999 and 1998. Management believes that the current allowance for loan loss is adequate to absorb possible loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.


                                                             December 31,                       December 31,
                                                                 1999                               1998
                                                             -------------                     -------------
                                                                         (Dollars in Thousands)
Delinquent loans:
  Single family mortgage                                           $1,425                            $2,284
  Other mortgage loans                                                  1                                10
  Other loans                                                          49                                30
                                                             ------------                      ------------
            Total delinquent loans                                  1,475                             2,324
Total real estate owned (1)                                           408                                29
                                                             ------------                      ------------
Total non-performing assets                                         1,883                             2,353
Total loans delinquent 90 days or more to
 net loans receivable                                                0.66%                             1.26%
Total loans delinquent 90 days or more to total assets               0.33%                             0.23%
Total nonperforming loans and REO to total assets                    0.42%                             0.59%
(1) Net of valuation allowances

It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due decreased $849,000. or 36.5% during the three-month period ended December 31, 1999.

Compensation expense. For the three-month periods ended December 31, 1999 and 1998, compensation expenses decreased approximately $0.2 million, or 12.30%, to $1.1 for the three-months ended December 31, 1999, from $1.3 million for the three-months ended December 31, 1998. Such decrease was primarily due to the reduction in RRP expense and cost savings from retirement of the former CEO, net of salary increases.

Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no longer than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the three-months ended December 31, 1999.

At December 31, 1999, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At December 31, 1999, the Bank's capital to asset ratio exceeded all regulatory requirements.

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

Because of its reliance on these systems (including those used by its third-party data processing vendor), the Company has followed a comprehensive process to ensure that such systems are ready for the Year 2000 date change.

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

   This phase also includes education of the Company's employees and customers about Y2K issues. The awareness and understanding phase of this step has been completed. Training and communication has taken place.

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

The Company's expenses related to Y2K have not been material. The Company does not expect to incur additional costs to become Y2K compliant. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if compliance is not completed in a satisfactory and timely manner by third parties on which the Company is dependent, or other unforeseen problems arise, the Y2K issue could have a material adverse effect on the operations of the Company.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of qualitative and quantitative risks in the September 30, 1999 annual report. There have been no material changes in the market risk of the Company in the intervening three-month period.

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

                            POCAHONTAS BANCORP, INC.


                            /s/ James Edington
Date: 2/14/2000             _____________________________
                            James Edington
                            President and CEO

                            /s/ Dwayne Powell
Date: 2/14/2000             _____________________________
                            Dwayne Powell
                            Chief Financial Officer