Form 10-Q
period 2000-03-31
POCAHONTAS BANCORP INC
filed 2000-05-15
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE #0-23969
                            POCAHONTAS BANCORP, INC.

         State of Incorporation               IRS Employer Identification
         ----------------------               ---------------------------

                DELAWARE                              No. 71-0806097


                Address                              Telephone Number
                -------                              ----------------

             203 West Broadway                       (870) 892-4595
           Pocahontas, Arkansas  72455



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

There were 5,519,157 shares of Common Stock ($0.10 par value) issued and outstanding as of March 31, 2000.

POCAHONTAS BANCORP, INC.


TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                                   Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

     Condensed Consolidated Statements of Financial Condition at March 31, 2000
       (unaudited) and September 30, 1999                                          1

     Condensed Consolidated Statements of Income and Comprehensive Income
       for the Three and Six Months Ended March 31, 2000 and 1999 (unaudited)      2

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended
       March 31, 2000 and 1999 (unaudited)                                         3

     Notes to Condensed Consolidated Financial Statements (unaudited)              4

     Independent Accountants' Report                                               6

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                     7

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk            10

PART II.  OTHER INFORMATION                                                       11

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------


                                                              (Unaudited)
                                                            March 31, 2000    September 30, 1999
ASSETS
Cash                                                        $   7,674,724        $   8,622,050
Cash surrender value of life insurance                          6,061,332            5,964,588
Investment Securities-trading                                     916,777            1,429,196
Investment securities - held to maturity                        9,458,142            9,482,122
Investment securities - available for sale                    178,161,555          216,492,192
Loans receivable, net                                         221,408,758          217,709,933
Accrued interest receivable                                     2,936,938            3,165,427
Premises and equipment, net                                     3,895,101            4,018,157
Federal Home Loan Bank Stock, at cost                           8,413,200           10,981,300
Core deposit premium                                            2,297,159            2,440,187
Other assets                                                    3,517,572            1,825,710
                                                            -------------        -------------

TOTAL ASSETS                                                $ 444,741,258        $ 482,130,862
                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                  $ 224,656,481        $ 211,890,791
  Federal Home Loan Bank advances                             164,020,000          213,105,000
  Securities sold under agreements to repurchase                2,300,000            2,075,000
  Deferred compensation                                         3,247,290            3,357,890
  Accrued expenses and other liabilities                        2,553,234            3,669,743
                                                            -------------        -------------

          Total liabilities                                   396,777,005          434,098,424

STOCKHOLDERS' EQUITY:
  Common stock                                                     69,468               69,468
  Additional paid-in capital                                   51,460,896           51,439,643
  Unearned ESOP Shares                                         (2,443,525)          (2,443,525)
  Unearned RRP Shares                                            (401,068)            (524,476)
  Accumulated other comprehesive income (loss)                   (944,761)             407,950
                                                            -------------        -------------
  Retained earnings                                            12,152,470           10,965,600
                                                            -------------        -------------
                                                               59,893,479           59,914,660
  Treasury stock                                              (11,929,226)         (11,882,222)
                                                            -------------        -------------
           Total stockholders' equity                          47,964,253           48,032,438
                                                            -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 444,741,258        $ 482,130,862
                                                            =============        =============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                                 Three Months Ended          Six Months Ended
                                                                      March 31,                   March 31,
                                                                  2000         1999         2000          1999
INTEREST INCOME:
  Loans receivable                                          $  4,323,478   $ 3,979,183  $ 8,609,737    $ 7,919,141
  Investment securities                                        3,335,376     2,662,340    6,865,642      5,587,171
                                                               ---------   -----------   ----------   ------------
            Total interest income                              7,658,854     6,641,523   15,475,379     13,506,312
INTEREST EXPENSE:
  Deposits                                                     2,549,999     2,156,666    4,869,152      4,439,269
  Borrowed funds                                               2,353,520     1,791,693    4,966,182      3,727,054
                                                               ---------   -----------   ----------   ------------
            Total interest expense                             4,903,519     3,948,359    9,835,334      8,166,323
NET INTEREST INCOME                                            2,755,335     2,693,164    5,640,045      5,339,989
PROVISION FOR LOAN LOSSES                                             -             -            -              -
                                                               ---------   -----------   ----------   ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    2,755,335     2,693,164    5,640,045      5,339,989

OTHER INCOME:
  Dividends                                                      133,751       146,896      296,790        296,191
  Fees and service charges                                       385,878       174,018      770,814        351,587
  Trading gain (losses)                                           23,384       (68,969)       4,346          6,228
  Other                                                           86,672        69,653      389,771        242,773
                                                               ---------   -----------   ----------   ------------
            Total other income                                   629,685       321,598    1,461,722        896,779
                                                               ---------   -----------   ----------   ------------
OPERATING EXPENSE:
  Compensation and benefits                                    1,166,878     4,034,649    2,281,786      5,305,944
  Occupancy and equipment                                        241,264       399,471      483,860        623,707
  Deposit insurance premium                                       11,239        31,816       41,379         58,556
  Professional fees                                              109,755        77,378      194,324        138,101
  Data processing                                                112,586        99,347      193,830        227,653
  Advertising                                                    160,105        47,154      325,977        118,741
  OTS assessment                                                  24,293        21,252       45,623         45,360
  Other                                                          351,305       280,531      713,135        526,060
                                                               ---------   -----------   ----------   ------------
            Total operating expense                            2,177,425     4,991,598    4,279,915      7,044,122
                                                               ---------   -----------   ----------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                              1,207,595    (1,976,836)   2,821,853       (807,354)
INCOME TAXES (BENEFIT)                                           398,412      (640,179)     973,412       (281,111)
                                                               ---------   -----------   ----------   ------------
NET INCOME (LOSS)                                                809,183    (1,336,657)   1,848,441       (526,243)
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on available
    for sale securities arising during period                  1,007,415        11,241   (2,049,562)      (757,807)
                                                               ---------   -----------   ----------   ------------
COMPREHENSIVE INCOME (LOSS)                                 $  1,816,598   $(1,325,416)  $ (201,122)  $ (1,284,050)
                                                            ============    ============  ==========   ===========
BASIS EARNINGS (LOSS) PER SHARE:                            $       0.15   $     (0.23)  $     0.35   $      (0.09)
                                                            ============    ============  ==========   ===========
DILUTED EARNINGS (LOSS) PER SHARE                           $       0.15   $     (0.23)  $     0.35   $      (0.09)
                                                            ============    ============  ==========   ===========

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        2000           1999
OPERATING ACTIVITIES:
  Net income (loss)                                                               $  1,848,441    $   (526,243)
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
    Depreciation of premises and equipment                                             248,277         190,581
    Amortization of deferred loan fees                                                 (20,991)        (74,378)
    Amortization of premiums and discounts, net                                       (107,370)       (108,018)
    Net gain on sales of assets                                                        (34,776)        (19,017)
    Increase in cash surrender value of life insurance policies                        (96,744)        (90,001)
  Change in operating assets and liabilities:
    Trading securities                                                                 512,419         (40,300)
    Accrued interest receivable                                                        228,489          77,707
    Other assets                                                                    (1,548,834)     (2,074,671)
    Deferred compensation                                                             (110,183)      2,681,138
    Other liabilities                                                               (1,116,509)       (189,019)
                                                                                   -----------     -----------
            Net cash used by operating activities                                     (197,781)       (172,221)
                                                                                   -----------     -----------

INVESTING ACTIVITIES:
  Loan repayments, originations, and purchases, net                                 (3,863,062)    (13,564,130)
  Proceeds from Sale (Purchase) of FHLB Stock                                        2,568,100        (284,100)
  Purchase of investment securities                                                 (4,000,000)            -

  Proceeds from Sale of REO                                                            220,004             -
  Proceeds from maturities and principal repayments
    of investment securities                                                        41,109,276      21,982,078
  Purchases of premises and equipment                                                 (125,222)       (872,671)
                                                                                   -----------    ------------

            Net cash provided by investing activities                               35,909,096       7,261,177

FINANCING ACTIVITIES:
  Net increase in deposits                                                          12,765,690       6,610,731
  Proceeds (repayments) of repurchase agreements, net                                  225,000         919,155
  Net decrease in FHLB advances                                                    (49,085,000)     (3,530,000)
  Purchase of treasury stock                                                           (47,004)     (8,737,251)
  Issuance of RRPs                                                                     123,408         146,544
  Proceeds from exercise of stock options                                               21,253         394,378
  Dividends paid                                                                      (661,988)       (733,800)
                                                                                   -----------    ------------
            Net cash used by financing activities                                  (36,658,641)     (4,930,243)
                                                                                   -----------    ------------
NET INCREASE (DECREASE)  IN CASH                                                      (947,326)      2,158,713
CASH AT BEGINNING OF PERIOD                                                          8,622,050       3,781,077
                                                                                   -----------    ------------
CASH AT END OF PERIOD                                                             $  7,674,724    $  5,939,790
                                                                                  ============    ============


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

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

2.   EARNINGS PER SHARE

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

     The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                     Three Months Ended                Six Months Ended
                                              -------------------------------   -------------------------------

                                              March 31, 2000   March 31, 1999   March 31, 2000   March 31, 1999
                                              --------------   --------------   --------------   --------------
Total basic shares outstanding                  5,298,457         5,716,809         5,301,359      5,925,223
Add dilutive effect of unexercised options          8,046           242,535             6,713        261,984
                                                ---------         ---------         ---------      ---------

Total weighted average shares outstanding
  for dilutive earnings per share calculation   5,306,503         5,959,344         5,308,072      6,187,207
                                                =========         =========         =========      =========



3.   DECLARATION OF DIVIDENDS

     On February 9, 2000, the Board of Directors declared a $.06 per share quarterly dividend for holders of record March 15, 2000.

4.   BENEFIT PLANS

Stock Option Plan - The Company's stockholders approved the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award incentive stock options, non-qualified or compensatory stock options to purchase up to 357,075 shares of Company Common Stock. The options will vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share.

The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the three and six months ended March 31, 2000, would have been as follows:



                                           Three Months                     Six Months
                                       Ended March 31, 2000            Ended March 31, 2000
                                  -------------------------------   ----------------------------

                                   As Reported      Pro forma        As Reported    Pro forma
Net income in thousands             $   809         $   785           $1,848        $1,800

Earnings per share:
  Basic                             $  0.15         $  0.15           $ 0.35        $ 0.34

  Diluted                           $  0.15         $  0.15           $ 0.35        $ 0.34

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



                               *  *  *  *  *  *

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Stockholders of
Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2000 and 1999, and of cash flows for the six-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 1999, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


Deloitte & Touche LLP

Little Rock, Arkansas
May 8, 2000

ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition at March 31, 2000, as compared to September 30, 1999.

General. The Company's total assets decreased $37.4 million or 7.78% to $444.7 million at March 31, 2000, as compared to $482.1 million at September 30, 1999.

This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's continued ability to originate quality laons, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements and changing regulatory requirements.

Loans receivable, net. Net loans receivable increased by $3.7 million or 1.7% to $221.4 million at March 31, 2000, from $217.7 million as of September 30, 1999. Growth in the loan portfolio was due to loan demand in the Company's local market. Management expects that loan growth within the Company's local market will remain flat given the current interest rate environment. Therefore, management is exploring lending opportunities outside its current market area.

Investment securities held to maturity. Investment securities held to maturity decreased $0.02 million, or .21% to $9.46 million at March 31, 2000, from $9.48 million at September 30, 1999. The change in the Company's held to maturity investment portfolio was due to accretion of discounts of $4,145 and the maturity of an investment of $36,825.

Investment securities available for sale. Investment securities available for sale decreased $38.3 million, or 17.7%, to $178.2 million at March 31, 2000, from $216.5 million at September 30, 1999. This decrease is primarily due to the sale of $35.9 million of available for sale investment securities during the quarter ended December 31, 1999.

Trading securities. Trading securities decreased to $0.92 million, or 35.9% at March 31, 2000, from $1.4 million at September 30, 1999 due to sales of trading account securities.

Other assets. Other assets increased to $3.5 million at March 31, 2000, from $1.8 million at September 30, 1999, primarily due to an increase in deferred income taxes.

Deposits. Deposits increased $12.8 million or 6.04% to $224.7 million at March 31, 2000, from $211.9 million at September 30, 1999, primarily due to continued growth within the Company's market area.. Competition for deposit continues to increase and is expected to result in higher cost of funds.

Deferred compensation. Deferred compensation decreased $0.10 million or 5.88% to $3.3 million from $3.4 million at September 30, 1999. The decrease was due to an annual payment made to a retired director.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $1.1 million, or 29.73%, to $2.6 million at March 31, 2000, from $3.7 million at September 30, 1999. This decrease was primarily due to the reduction in adjustment for the unrealized gain/loss on available for sale securities.

Federal Home Loan Bank advances. FHLB advances decreased $49.1 million or 23.0% to $164.0 million at March 31, 2000, from $213.1 million at September 30, 1999. This decrease was due to the increase in deposits and the sale of investments securities available for sale.

Stockholders' equity. Stockholders' equity decreased $0.10 million or 0.2% to $47.9 million at March 31, 2000, from $48.0 million at September 30, 1999. The change in Stockholders' equity is primarily due to

Net Income of $1,848,441 which was partially offset by dividends of $661,986 and the reduction in the accumulated other comprehensive income/(loss).


Comparison of Results of Operations for the Three and Six Months Ended March 31, 2000 and 1999

Overview. Net Income was $809,183 for the quarter ended March 31, 2000, compared to $602,608, excluding one-time charges, for the quarter ended March 31, 1999, an increase of $206,585 or 34.28%. Basic and diluted earnings per share were $0.15 compared to basic and diluted earning per share, excluding one-time charges, of $0.11 and $0.10, respectively for the same period last year. The one-time charges in 1999 related to the retirement of President Skip Martin and the write-down of certain fixed assets held for sale to estimated market value. The net loss for the quarter ended March 31, 1999 including the one-time charges was $1,336,657 or $0.23 per share basic and diluted.

Net income for the six month period ended March 31, 2000 was $1,848,441 compared to $1,413,022, excluding one time charges, for the same period ended March 31, 1999, an increase of $435,419 or 30.8%. Basic and diluted earnings per share for the six-month period were $0.35 compared to basic and diluted earnings per share, excluding one-time charges, of $0.24 and $0.23, respectively, for the same period last year. The net loss for the six-month period ended March 31, 1999 including one-time charges was $526,243 or $0.09 per share basic and diluted.

Net interest income. Net interest income after provision for loan losses for the quarter ended March 31, 2000 was $2,755,335 compared to $2,693,164 for the quarter ended March 31, 1999, an increase of $62,171 or 2.3%.

Net interest income after provision for loan losses for the six-month period ended March 31, 2000 was $5,640,045 compared to $5,339,989 for the six-month period ended March 31, 1999, an increase of $300,056 or 5.6%.

Non-Interest income. Non-interest income increased to $629,685 for the three-month period ended March 31, 2000 compared to $321,598 for the quarter ended March 31, 1999, an increase of $308,087 or 95.8%. The increase in non-interest income was primarily due to an increase in fees and service charges resulting from the Company's checking account marketing program and an increase in gain on trading securities.

Non-interest income increased to $1,461,722 for the six-month period ended March 31, 2000 compared to $896,779 for the six-month period ended March 31, 1999, an increase of $564,943 or 63.0%. The increase in non-interest income for the six-month period ended March 31, 2000 was primarily the result of an increase in fees and service charges resulting from an aggressive checking account marketing program.

Operating expense. Total operating expenses were $2,177,425 compared to $2,008,113, excluding one-time charges, for the quarter ended March 31, 1999, an increase of $169,312 or 8.43%.

Total operating expenses increased to $4,279,915 compared to $4,060,637, excluding one-time charges, for the six-month period ended March 31, 1999, an increase of $219,278 or 5.4%.

The one time charges in both the three and six month periods ended March 31, 2000, were related to Mr. Martin's retirement and totaled approximately
$3.0 million.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. No provision for loan losses was made during the three or six month periods ending March 31, 2000 and 1999. Management believes that the current allowance for loan loss is adequate to absorb possible loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.


                                                                March 31, 2000    September 30, 1999
                                                                --------------    ------------------
                                                                      (Dollars in Thousands)
      Delinquent loans:
        Single family mortgage                                   $    1,284         $    1,302
        Other mortgage loans                                            126                 10
        Other loans                                                      51                 66
                                                                 ----------         ----------
                  Total delinquent loans                              1,461              1,378

    Total real estate owned (1)                                       557                261
                                                                 ----------         ----------
      Total non-performing assets                                 $   2,018              1,639
                                                                 ==========         ==========
      Total loans delinquent 90 days or more to net
        loans receivable                                               0.66%              0.63%

      Total loans delinquent 90 days or more to total assets           0.33%              0.28%

      Total nonperforming loans and REO to total assets                0.46%              0.34%

(1) Net of valuation allowances


It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $83,000 or 6.02% between September 30, 1999 and March 31, 2000.



Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no long than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the six months ended March 31, 2000.

At March 31, 2000, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At March 31, 2000, the Bank's capital to assets ratio exceeded all regulatory requirements.

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

Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following table sets forth, quantitatively, as of September 30, 1999, the OTS estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and decrease in market interest rates:


     Changes in                                                                                    Change in NPV
   Interest Rates                                                                               as a Percentage of
   in Basis Points                   Net Portfolio Value                                         Estimated Market
    (Rate Shock)             Amount         $ Change        % Change             Ratio           Value of Assets
    ------------            --------        ---------       --------             -----         -----------------
       +300 bp                $ 16,762        $ (36,140)      -68%               4.09%               (-765) bp
       +200 bp                  29,727          (23,176)      -38%               7.00%               (-474) bp
       +100 bp                  41,946          (10,956)      -17%               9.57%               (-217) bp
          0 bp                  52,902                                          11.73%
       -100 bp                  60,821            7,919        12%              13.22%                 148 bp

       -200 bp                  62,683            9,781        13%              13.52%                 179 bp

       -300 bp                  65,412           12,510        18%              13.98%                 225 bp


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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

Election of Directors:                For          %          Withheld      %
Ralph P. Baltz                      4,358,569     92.2         370,969     7.8
Marcus VanCamp                      4,359,669     92.2         369,869     7.8
N. Ray Campbell                     4,359,168     92.2         370,370     7.8

The amendment of the 1998 Stock Option & Recognition & Retention plan to accelerate vesting in on certain events was approved by a vote of 4,097,828 in favor, 565,541 against, 29,416 abstentions and 36,753 non votes.

The ratification of Auditors was approved by vote of 4,717,876 in favor, 6,248 against, and 5,414 abstentions.


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            POCAHONTAS BANCORP, INC.





Date:   5-12-00                         /s/ James A. Edington
       --------------------------      -----------------------------------------
                                       James Edington
                                       President and Chief Executive Officer



Date:   5-12-00                         /s/ Dwayne Powell
       --------------------------      -----------------------------------------
                                       Dwayne Powell
                                       Chief Financial Officer