Form 10-Q
period 2000-06-30
POCAHONTAS BANCORP INC
filed 2000-08-11
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

There were 5,244,757 shares of Common Stock ($0.10 par value) issued and outstanding as of June 30, 2000.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

     Condensed Consolidated Statements of Financial Condition at June 30, 2000
       (unaudited) and September 30, 1999                                                        1

     Condensed Consolidated Statements of Income and Comprehensive Income for
       the Three and Nine Months Ended June 30, 2000 and 1999 (unaudited)                        2

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
       June 30, 2000 and 1999 (unaudited)                                                        3

     Notes to Condensed Consolidated Financial Statements (unaudited)                            4

     Independent Accountants' Report                                                             6

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                   7

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          10

PART II.  OTHER INFORMATION                                                                     11

Item 1

POCAHONTAS BANCORP, INC.

CONSENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                        (Unaudited)
                                                                       June 30, 2000         September 30, 1999
ASSETS

Cash                                                                    $  6,981,219             $  8,622,050
Cash surrender value of life insurance                                     6,109,704                5,964,588
Investment securities - trading                                              679,913                1,429,196
Investment securities - held to maturity                                   9,459,457                9,482,122
Investment securities - available for sale                               116,107,924              216,492,192
Loans receivable, net                                                    227,629,208              217,709,933
Accrued interest receivable                                                2,766,692                3,165,427
Premises and equipment, net                                                3,799,166                4,018,157
Federal Home Loan Bank Stock, at cost                                      5,416,500               10,981,300
Core deposit premium                                                       2,225,645                2,440,187
Other assets                                                               4,036,171                1,825,710
                                                                       -------------            -------------

TOTAL ASSETS                                                            $385,211,599             $482,130,862
                                                                       =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                               $230,192,263             $211,890,791
 Federal Home Loan Bank advances                                         102,825,000              213,105,000
 Securities sold under agreements to repurchase                              875,000                2,075,000
 Deferred compensation                                                     3,229,438                3,357,890
 Accrued expenses and other liabilities                                    2,309,831                3,669,743
                                                                       -------------            -------------

     Total liabilities                                                   339,431,532              434,098,424

STOCKHOLDERS' EQUITY:
 Common stock                                                                 69,468                   69,468
 Additional paid-in capital                                               51,460,896               51,439,643
 Unearned ESOP Shares                                                     (2,443,525)              (2,443,525)
 Unearned RRP Shares                                                        (339,364)                (524,476)
 Accumulated other comprehensive income (loss)                            (1,853,143)                 407,950
 Retained earnings                                                        12,543,849               10,965,600
                                                                       -------------            -------------
                                                                          59,438,181               59,914,660
 Treasury stock, at cost                                                 (13,658,114)             (11,882,222)
                                                                       -------------            -------------
       Total stockholders' equity                                         45,780,067               48,032,438
                                                                       -------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $385,211,599             $482,130,862
                                                                       =============            =============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                                 Three Months Ended                   Nine Months Ended
                                                                   June 30, 2000                       June 30, 2000
                                                                ---------------------             -----------------------
                                                                2000             1999              2000             1999
                                                                ----             ----              ----             ----
INTEREST INCOME:
  Loans receivable                                          $ 4,387,132        $4,022,195      $12,996,869       $11,941,336
  Investment securities                                       3,027,907         2,757,983        9,893,549         8,345,154
                                                            -----------        ----------      -----------       -----------
            Total interest income                             7,415,039         6,780,178       22,890,418        20,286,490
INTEREST EXPENSE:
  Deposits                                                    2,696,717         2,196,645        7,565,869         6,635,914
  Borrowed funds                                              2,284,200         1,995,834        7,250,382         5,722,888
                                                            -----------        ----------      -----------       -----------
            Total interest expense                            4,980,917         4,192,479       14,816,251        12,358,802

NET INTEREST INCOME                                           2,434,122         2,587,699        8,074,167         7,927,688

PROVISION FOR LOAN LOSSES
                                                                      -                 -                -                 -
                                                            -----------        ----------      -----------       -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   2,434,122         2,587,699        8,074,167         7,927,688

OTHER INCOME:
  Dividends                                                     258,221           145,737          555,011           441,928
  Fees and service charges                                      393,494           162,610        1,164,308           514,197
  Trading gain (losses)                                         (16,669)           46,569          (12,323)           52,797
  Gain on sale of investment securities                         183,255           155,486          449,947           191,391
  Other                                                          60,426            53,483          183,505           260,351
                                                            -----------        ----------      -----------       -----------
            Total other income                                  878,727           563,885        2,340,448         1,460,664
                                                            -----------        ----------      -----------       -----------
OPERATING EXPENSE:
  Compensation and benefits                                   1,173,061         1,150,673        3,454,847         6,456,617
  Occupancy and equipment                                       249,998           256,780          733,858           880,487
  Deposit insurance premium                                      11,413            30,028           52,792            88,584
  Professional fees                                              91,154            92,788          285,478           230,889
  Data processing                                               107,656            95,898          301,486           323,551
  Advertising                                                   134,546           122,257          460,523           240,998
  OTS assessment                                                 24,291            21,253           69,914            66,613
  Other                                                         333,419           307,845        1,046,554           833,905
                                                            -----------        ----------      -----------       -----------
            Total operating expense                           2,125,538         2,077,522        6,405,452         9,121,644
                                                            -----------        ----------      -----------       -----------

INCOME  BEFORE INCOME TAXES                                   1,187,311         1,074,062        4,009,163           266,708

INCOME TAX PROVISON                                             441,193           371,942        1,414,605            90,831
                                                            -----------        ----------      -----------          --------
NET INCOME                                                      746,117           702,120        2,594,558           175,877
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding loss on available
  for sale securities arising during period                  (1,371,104)          (47,725)      (3,420,666)         (805,532)
                                                             ----------        ----------      -----------       -----------
COMPREHENSIVE INCOME (LOSS)                                 $  (624,987)       $  654,395      $  (826,108)      $  (629,655)
                                                            ===========        ==========      ===========       ===========
BASIC EARNINGS PER SHARE                                    $      0.14        $     0.13      $      0.49       $      0.03
                                                            ===========        ==========      ===========       ===========
DILUTED EARNINGS  PER SHARE                                 $      0.14        $     0.12      $      0.49       $      0.03
                                                            ===========        ==========      ===========       ===========


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                          2000                 1999
                                                                                         ------               ------
OPERATING ACTIVITIES:
  Net income                                                                          $ 2,594,558         $    175,877
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation of premises and equipment                                                358,352              354,588
    Amortization of deferred loan fees                                                    (49,612)             (94,684)
    Amortization of premiums and discounts, net                                          (169,643)            (209,047)
    Net gain on sales of assets                                                          (475,697)             (30,030)
    Increase in cash surrender value of life insurance policies                          (145,116)            (188,091)
    Amortization of core deposit premium                                                  214,542
                                                                                                                65,366
  Change in operating assets and liabilities:
    Trading securities                                                                    749,283             (120,356)
    Accrued interest receivable                                                           398,735
                                                                                                                68,354
    Other assets                                                                       (2,633,465)          (1,354,504)
    Deferred compensation                                                                (128,452)           2,640,640
    Accrued expenses and other liabilities                                             (1,359,912)          (1,429,055)
                                                                                     ------------         ------------
            Net cash used by operating activities                                        (646,427)            (172,221)
                                                                                     ------------         ------------
INVESTING ACTIVITIES:
  Loan repayments, originations, and purchases, net                                    (9,867,278)         (17,588,545)
  Net change in FHLB Stock                                                              5,564,800             (419,400)
  Purchase of investment securities                                                    (4,000,000)         (37,164,622)
  Proceeds from Sale of REO                                                               448,757                    -
  Proceeds from maturities, sales and principal repayments
    of investment securities                                                          102,763,042           42,548,897
  Purchases of premises and equipment                                                    (139,361)          (1,015,451)
                                                                                     ------------         ------------
            Net cash (used) provided by investing activities                           94,769,960          (13,639,121)
                                                                                     ------------         ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                             18,301,472            6,200,429
  Repayments of repurchase agreements, net                                             (1,200,000)            (622,645)
  Net increase (decrease) in FHLB advances                                           (110,280,000)           21,895,000
  Purchase of treasury stock                                                           (1,775,892)          (9,335,608)
  Issuance of RRPs                                                                        185,112              146,544
  Proceeds from exercise of stock options                                                  21,253              530,234
  Dividends paid                                                                       (1,016,309)          (1,082,876)
                                                                                     ------------         ------------
            Net cash (used) provided by financing activities                          (95,764,364)          17,731,078
                                                                                     ------------         ------------
NET INCREASE (DECREASE)  IN CASH                                                       (1,640,831)           3,971,015
CASH AT BEGINNING OF PERIOD                                                             8,622,050            3,781,077
                                                                                     ------------         ------------
CASH AT END OF PERIOD                                                                $  6,981,219         $  7,752,092
                                                                                     ============         ============




See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

      The interim financial information should be read in conjunction with the consolidated financial statements and notes of Pocahontas Bancorp, Inc. (the "Company") including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 1999. The accompanying unaudited consolidated financial statements include the accounts of the Company and Pocahontas Federal Savings and Loan Association (the "Bank"), its wholly owned subsidiary. The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

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

      The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:



                                                     Three Months Ended                   Nine Months Ended
                                                -----------------------------        ---------------------------
                                                June 30, 2000    June 30, 1999      June 30, 2000   June 30, 1999
                                                -------------    -------------      -------------   -------------
Total basic shares outstanding                     5,251,081        5,599,443        5,284,598        5,923,282
Add dilutive effect of unexercised options             6,712           82,931            6,712           82,931
                                                   ---------        ---------        ---------        ---------
Total weighted average shares outstanding
  for dilutive earnings per share calculation      5,257,793        5,682,374        5,291,310        6,006,213
                                                   =========        =========        =========        =========


3.    DECLARATION OF DIVIDENDS

      On May 10, 2000, the Board of Directors declared a $.065 per share quarterly dividend for holders of record June 15, 2000.

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

      The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the three and nine months ended June 30, 2000, would have been as follows:

                                            Three Months                     Nine Months
                                       Ended June 30, 2000              Ended June 30, 2000
                                  -------------------------------  -----------------------------
                                   As Reported      Pro forma        As Reported    Pro forma
Net income in thousands              $  746          $  674           $ 2,595        $ 2,523

Earnings per share:
  Basic                              $ 0.14          $ 0.13           $  0.49        $  0.48

  Diluted                            $ 0.14          $ 0.13           $  0.49        $  0.48




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



                                   * * * * * *

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Stockholders of
Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2000 and 1999, and of cash flows for the nine-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP


Little Rock, Arkansas
August  4,  2000

ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition at June 30, 2000, as compared to September 30, 1999.

General. The Company's total assets decreased $96.9 million or 20.1% to $385.2 million at June 30, 2000, as compared to $482.1 million at September 30, 1999. This decrease was based on a strategy by management to restructure the balance sheet to decrease interest rate risk exposure.

This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements and changing regulatory requirements.

Loans receivable, net. Net loans receivable increased by $9.9 million or 4.5% to $227.6 million at June 30, 2000, from $217.7 million as of September 30, 1999. Growth in the loan portfolio was due to loan demand in the Company's local market. Management expects that loan growth within the Company's local market will remain flat given the current interest rate environment. Therefore, management is continuing to explore lending opportunities outside its current market area.

Investment securities available for sale. Investment securities available for sale decreased $100.4 million, or 46.4%, to $116.1 million at June 30, 2000, from $216.5 million at September 30, 1999. This decrease was primarily due to the sale of $91.6 million of available for sale investment securities. Such securities were sold in order to reduce the Company's sensitivity to interest rate risk as calculated using the Office of Thrift Supervision's net present value model. Management anticipates that the sale of the securities will have a negative impact on earnings in future periods.

Trading securities. Trading securities decreased to $0.7 million, or 50.0% at June 30, 2000, from $1.4 million at September 30, 1999 due to sales of trading account securities.

Other assets. Other assets increased to $4.0 million at June 30, 2000, from $1.8 million at September 30, 1999, primarily due to an increase in deferred income taxes on the unrealized holding losses on available for sale securities.

Deposits. Deposits increased $18.3 million or 8.6% to $230.2 million at June 30, 2000, from $211.9 million at September 30, 1999, primarily due to continued growth within the Company's market area. Competition for deposit continues to increase and is expected to result in higher cost of funds.

Deferred compensation. Deferred compensation decreased $0.2 million or 5.9% to $3.2 million from $3.4 million at September 30, 1999. The decrease was due to regularly scheduled payments to retired directors.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $1.4 million, or 37.8%, to $2.3 million at June 30, 2000, from $3.7 million at September 30, 1999. This decrease was primarily due to the decrease in deferred income taxes for the unrealized gain/loss on available for sale securities.

On September 30, 1999, the Company had a deferred income tax liability of $247,865. At June 30, 2000, the Company had a deferred income tax asset of $1,037,692, which is included in other assets.

Federal Home Loan Bank advances. FHLB advances decreased $110.3 million or 51.8% to $102.8 million at June 30, 2000, from $213.1 million at September 30, 1999. This decrease was due to the increase in deposits and the sale of investment securities available for sale.

Stockholders' equity. Stockholders' equity decreased $2.2 million or 4.6% to $45.8 million at June 30, 2000, from $48.0 million at September 30, 1999. The change in stockholders' equity was due to the repurchase of 274,400 shares of stock at a total price of $1.8 million, net income of $2.6 million, dividends of $1.0 million and an increase in unrealized loss on available for sale securities of $2.3 million.

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2000 and 1999

Overview. Net income was $746,117 for the quarter ended June 30, 2000, compared to $702,120, for the quarter ended June 30, 1999, an increase of $43,998 or 6.3%. Basic and diluted earnings per share were $0.14 compared to basic and diluted earning per share, of $0.13 and $0.12, respectively for the same period last year.

Net income for the nine month period ended June 30, 2000 was $2,594,558 compared to $2,115,142 excluding one time charges, for the same period ended June 30, 1999, an increase of $479,416 or 22.7%. Basic and diluted earnings per share for the nine-month period were $0.49 compared to basic and diluted earnings per share, excluding one-time charges, of $0.34 and $0.33, respectively, for the same period last year. The net income for the nine-month period ended June 30, 1999 including one-time charges was $175,877 or $0.03 per share basic and diluted.

Net interest income. Net interest income after provision for loan losses for the quarter ended June 30, 2000 was $2,434,122 compared to $2,587,699 for the quarter ended June 30, 1999, a decrease of $153,577 or 5.9%. The decrease in net interest income was due to tightening of interest rate spreads and the sale of securities in order to improve the Bank's interest rate risk sensitivity. Management expects interest rate spreads to continue tightening.

Net interest income after provision for loan losses for the nine month period ended June 30, 2000 was $8,074,167 compared to $7,927,688 for the nine month period ended June 30, 1999, an increase of $146,479 or 1.8%.

Non-Interest income. Non-interest income increased to $878,727 for the three-month period ended June 30, 2000 compared to $563,885 for the quarter ended June 30, 1999, an increase of $314,842 or 55.8%. The increase in non-interest income was primarily due to an increase in fees and service charges resulting from the Company's checking account marketing program and an increase in dividends received. Fees and service charges increased $230,884, or 142.0%, to 393,494 for the three months ended June 30, 2000, compared to $162,610, for the three month period ended June 30, 1999. The increase in fee income is due to the Bank's aggressive checking account marketing program and the corresponding increase in checking accounts. Management expects the number of checking accounts to continue to increase and the consequently fee income is expected to increase. However, management does anticipate that the rate of increase will decline. Dividend income increased $112,484, or 77.2%, to $258,221 for the three month period ended June 30, 2000 compared to $145,737 for the three months ended June 30, 1999, the increase in dividends was primarily due a special dividend from the FHLB of approximately $130,000. Management anticipates that dividends will be lower in the future due to average balance on FHLB stock and lower dividend rate from the FHLB.

Non-interest income increased to $2,340,448 for the nine month period ended June 30, 2000 compared to $1,460,664 for the nine month period ended June 30, 1999, an increase of $879,784 or 60.2%. The increase in non-interest income for the nine-month period ended June 30, 2000 was primarily the result of an increase in fees and service charges resulting from an aggressive checking account marketing program, increases in dividend income and an increase in other income. Dividend income increased $113,083, or 25.6%, to $555,011 for the nine-month period ended June 30, 2000, compared to $441,928 for the nine-month period ended June 30, 1999. The increase in dividends was primarily the result of a special dividend of approximately $130,000 from the FHLB. Fees and service charges increased $650,111, or 126.4%, to $1,164,308 for the nine-months ended June 30, 2000 from
$514,197 for the nine-month period ended June 30, 1999. The gain on sale of investments securities increased $258,556, or 135% to $449,947 for the nine-month period ended June 30, 2000 due to the sale of $91.6 million of available for sale securities during the nine-months ended June 30, 2000. Other income decreased $76,846, or 30%, to, $183,505 for the nine-months ended June 30, 2000 from $260,351 for the nine-month period ended June 30, 1999.

Operating expense. Total operating expenses were $2,125,538 for the three months ended June 30, 2000 compared to $2,077,522 for the three months ended June 30, 1999, an increase of $48,016 or 2.3%.

Total operating expenses increased to $6.4 million for the nine-month period ended June 30, 2000, compared to $6.1 million, excluding one-time charges, for the nine-month period ended June 30, 1999, an increase of $0.3 million or 4.9%.

The one time charges in the nine-month period ended June 30, 1999, were related to Mr. Martin's retirement and totaled approximately $3.0 million.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing appropriate allowances. No provision for loan losses was made during the three or nine month periods ended June 30, 2000 and 1999. Management believes that the current allowance for loan loss is adequate to absorb possible loan losses in the existing portfolio and appropriate considering the credit profile and history of the portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.

                                                                 June 30, 2000        September 30, 1999
                                                                 -------------        ------------------
                                                                       (Dollars in Thousands)
Delinquent loans:
  Single family mortgage                                            $   972                 $ 1,302
  Other mortgage loans                                                  371                      10
  Other loans                                                           106                      66
                                                                    -------                 -------
            Total delinquent loans                                    1,449                   1,378

Total real estate owned (1)                                             666                     261
                                                                    -------                 -------
Total non-performing assets                                         $ 2,115                 $ 1,639
                                                                    =======                 =======
Total loans delinquent 90 days or more to net
  loans receivable                                                     0.64%                   0.63%
Total loans delinquent 90 days or more to total assets                 0.38%                   0.28%
Total nonperforming loans and REO to total assets                      0.55%                   0.34%


-----------------
(1) Net of valuation allowances


It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $71,000 or 5.15 % between September 30, 1999 and June 30, 2000.

Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no longer than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the nine months ended June 30, 2000.

At June 30, 2000, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At June 30, 2000, the Bank's capital to assets ratio exceeded all regulatory requirements.

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

Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following table sets forth, quantitatively, as of June 30, 2000, the estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and decrease in market interest rates:


     Changes in                                                                                    Change in NPV
   Interest Ratess             Net Portfolio Value                                               as a Percentage of
   in Basis Points           -----------------------                                              Estimated Market
    (Rate Shock)             Amount         $ Change        % Change             Ratio            Value of Assets
   ---------------          -------         --------       ----------           -------         --------------------
                                   (Dollars in Thousands)
       +300 bp             $ 12,318        $ (26,366)18       -68%                3.56%               (675)bp
       +200 bp               21,916          (16,768)         -43%                6.15%               (416)bp
       +100 bp               30,422           (8,262)         -21%                8.31%               (200)bp
          0 bp               38,684                                              10.31%
       -100 bp               45,581            6,897           18%               11.89%                159 bp
       -200 bp               50,538           11,854           31%               12.98%                267 bp
       -300 bp               55,116           16,432           42%               13.95%                365 bp


Computations of prospective effects of hypothetical interest rate changes are calculated by the bank's internal interest rate risk model and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit runoffs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

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

                                           POCAHONTAS BANCORP, INC.





Date:  8/10/00                             /s/ James Edington
       -------                             -------------------------------------
                                           James Edington
                                           President and Chief Executive Officer



Date:  8/10/00                             /s/ Dwayne Powell
       -------                             -------------------------------------
                                           Dwayne Powell
                                           Chief Financial Officer