Form 10-K
period 2000-09-30
POCAHONTAS BANCORP INC
filed 2000-12-22
CIK 1051859

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2000.

                                 OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to  ______________________


                           Commission File #0-23969

                           POCAHONTAS BANCORP, INC.
                           ------------------------
                 (Exact name of registrant as specified in its charter)

                United States                                  71-0806097
          -----------------------------------      ----------------------
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification Number)

      203 West Broadway, Pocahontas, Arkansas               72455
      ---------------------------------------               -----
      (Address of Principal Executive Offices)             Zip Code

                                (870) 892-4595
                       --------------------------------
                        (Registrant's telephone number)

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

     YES   X  .   NO _______.
         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 15, 2000, there were issued and outstanding 4,454,357 shares of the Registrant's Common Stock. Such shares were listed on the NASDAQ National Market System.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on December 15, 2000, was $22,360,088. This amount does not include shares held by the Employee Stock Ownership Plan of Pocahontas Federal Savings and Loan Association (the Registrant's subsidiary), by executive officers and directors, and by the Registrant or treasury stock.

                                    PART I

ITEM 1    BUSINESS
------    --------

General

     Pocahontas Bancorp, Inc. (the "Registrant" or the "Company") was organized in March 1998 to be the holding company for Pocahontas Federal Savings and Loan Association (the "Bank"), a federally chartered savings and loan association headquartered in Pocahontas, Arkansas. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Company is registered as a savings and loan holding company with the Office of Thrift Supervision ("OTS"). The Company's main office is located at 203 West Broadway, Pocahontas, Arkansas, and its telephone number is 870-892-4595.

     The Company was organized in conjunction with the mutual-to-stock conversion of the Bank's majority stockholder, Pocahontas Bancorp, MHC, a federal mutual holding company in March 1998. In this "second step" conversion, 3,570,750 shares of the Company's common stock were sold in a subscription and community offering at $10.00 per share, and the outstanding common stock of the Bank was exchanged for Company common stock at a ratio of 4.0245 to one. The consolidated financial statements of the Company set forth herein reflect net proceeds of approximately $34.8 million raised in conjunction with the second step offering.

     The Bank is a community-oriented savings institution headquartered in Pocahontas, Arkansas that operates fourteen full-service offices in its market area consisting of Northeast Arkansas. The Bank is primarily engaged in the business of originating single family residential mortgage loans funded with deposits, Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase.

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

     At September 30, 2000, the Company and its affiliates employed 100 persons.

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

Lending Activities

     Loan Portfolio Composition. The Bank's net loan portfolio consists primarily of first mortgage loans collateralized by single-family residential real estate and, to a lesser extent, multifamily residential real estate, commercial real estate and agricultural real estate loans. However, it should be noted that non single family loans are increasing at a greater rate than single family loans. At September 30, 2000, the Bank's net loan portfolio totaled $234.4 million, of which $175.6 million, or 75.0% were single-family residential real estate mortgage loans, $1.2 million, or 0.5% were multifamily residential real estate loans, $7.4 million, or 3.1%, were agricultural real estate loans, and $25.7 million, or 11.0%, were commercial real estate loans (including land loans). The remainder of the Bank's loans at September 30, 2000 included commercial business loans (i.e., crop production, equipment and livestock loans) which totaled $12.6 million, or 5.2%, of the Bank's net loan portfolio as of September 30, 2000. Other loans, including automobile loans and loans collateralized by deposit accounts totaled $15.3, or 6.5% of the Bank's net loan portfolio as of September 30, 2000.

Analysis of Loan Portfolio

     Set forth below is selected data relating to the composition of the Bank's loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

                                                                              At September 30,
                                 ---------------------------------------------------------------------------------------------------
                                         2000                   1999                1998                1997             1996
                                 --------------------- --------------------  ------------------- ----------------- -----------------
                                   Amount    Percent      Amount  Percent      Amount  Percent    Amount  Percent   Amount   Percent
                                 --------------------- --------------------  ------------------- ----------------- -----------------
                                                                               (Dollars in Thousands)
Real estate loans:
  Single-family residential      $175,625       75.0%   $173,622     79.7%   $163,895    84.6%   $138,539   86.8%  $118,291   86.4%
  Multifamily residential           1,163        0.5       1,024      0.5       3,124     1.6       1,600    1.0      4,729    3.5
  Agricultural                      7,360        3.1       6,878      3.2       6,532     3.4       4,654    2.9      4,552    3.3
  Commercial                       25,730       11.0      23,296     10.7      10,268     5.3       9,606    6.0      6,703    4.9
                                 --------      -----    --------    -----    --------   -----    --------  -----   --------  -----

   Total real estate loans        209,878       89.6     204,820     94.1     183,819    94.9     154,399   96.7    134,275   98.1

Other loans:
  Savings account loans             1,665        0.7       1,528      0.7       1,161     0.6       1,015    0.6        886    0.6
  Commercial business (1)          12,555        5.3      10,932      5.0       8,568     4.4       6,533    4.1      5,729    4.2
  Other (2)                        13,617        5.8       8,113      3.7       5,943     3.1       2,716    1.7      1,913    1.4
                                 --------      -----    --------    -----    --------   -----    --------  -----   --------  -----

   Total other loans               27,837       11.8      20,573      9.4      15,672     8.1      10,264    6.4      8,528    6.2
                                 --------      -----    --------    -----    --------   -----    --------  -----   --------  -----

   Total loans receivable         237,715      101.4     225,393    103.5     199,491   103.0     164,663  103.1    142,803  104.3

Less:
  Undisbursed loan proceeds         1,345        0.6       5,753      2.6       3,655     1.9       2,815    1.8      3,715    2.7
  Unearned discount and net
    deferred loan fees                264        0.1         287      0.1         424     0.2         467    0.3        482    0.4
  Allowance for loan losses         1,689        0.7       1,643      0.8       1,684     0.9       1,691    1.0      1,734    1.3
                                 --------      -----    --------    -----    --------   -----    --------  -----   --------  -----

   Total loans receivable,
    net                          $234,417      100.0%   $217,710    100.0%   $193,728   100.0%   $159,690  100.0%  $136,872  100.0%
                                 ========      =====    ========    =====    ========   =====    ========  =====   ========  =====

____________________________________
(1) Includes crop-production loans, livestock loans and equipment loans.
(2) Includes second mortgage loans, unsecured personal lines of credit and automobile loans.

     Loan Maturity Schedule. The following table sets forth certain information as of September 30, 2000, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                                             Beyond
                                 Within       1-3         3-5        5-10        10-20         20
                                 1 Year      Years       Years       Years       Years       Years        Total
                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
                                                                (In Thousands)
Fixed rate loans                 $22,113     $15,231     $16,709     $14,760     $36,568     $13,367     $118,748
Variable rate loans                   26         443       1,109       8,244      47,757      61,388      118,967
                                 -------     -------     -------     -------     -------     -------     --------

   Total                         $22,139     $15,674     $17,818     $23,004     $84,325     $74,755     $237,715
                                 =======     =======     =======     =======     =======     =======     ========

     The following table sets forth at September 30, 2000, the dollar amount of all fixed rate and adjustable rate loans due after September 30, 2001.


                                        Fixed         Adjustable        Total
                                    --------------  --------------  ------------
                                                    (in  Thousands)
Single-family residential                  $60,404        $117,940      $178,344
Multifamily residential                          -           1,001         1,001
Agricultural                                 6,235               -         6,235
Commercial                                  21,314               -        21,314
Other                                        8,682               -         8,682
                                           -------        --------      --------

Total                                      $96,635        $118,941      $215,576
                                           =======        ========      ========


     Single-Family Residential Real Estate Loans. The Bank's primary lending activity is the origination of single-family, owner-occupied, residential mortgage loans collateralized by properties located in the Bank's market area. The Bank generally does not originate single-family residential loans collateralized by properties outside of its market area. However, the Bank has been an active purchaser of single family loans from outside the Bank's primary marked area. At September 30, 2000, the Bank had $175.6 million, or 75.0%, of its total net loan portfolio invested in single-family residential mortgage loans, substantially all of which were collateralized by properties located in the Bank's market area or in counties contiguous with the Bank's market area.

     The Bank's single-family, fixed rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans for resale in the secondary mortgage market. The Bank generally retains adjustable rate mortgage ("ARM") loans that it originates. Whether the Bank can or will sell fixed rate loans, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank's current interest rate risk analysis. At September 30, 2000 and 1999, loans held for sale were insignificant. During the fiscal years ended September 30, 2000, 1999 and 1998, the Bank sold into the secondary market $0.6 million, $1.8 million, and $4.3 million, respectively, of single-family, fixed rate, residential mortgage loans, generally from current period originations. The Bank generally does not retain the servicing rights on loans it has sold.

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

     Originations of fixed-rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate risk analysis, and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed rate loans to ARM loans. However, management's strategy is to emphasize ARM loans, and the Bank has been successful in maintaining a level of ARM loan originations acceptable to management.

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

     Multifamily Residential Real Estate Loans. Although the Bank does not emphasize multifamily residential loans and has not been active recently in this area, the Bank has originated loans collateralized by multifamily residential real estate. Such loans constituted approximately $1.2 million, or 0.5% of the Bank's total net loan portfolio on September 30, 2000, compared to $1.0 million, or 0.5% of the Bank's total net loan portfolio at September 30, 1999, $3.1 million, or 1.6%, of the Bank's total net loan portfolio at September 30, 1998, $1.6 million, or 1.0%, of the total net loan portfolio at September 30, 1997, and $4.7 million, or 3.5%, of the total net loan portfolio as of September 30, 1996. The Bank's multifamily real estate loans are primarily collateralized by multifamily residences, such as apartment buildings. Multifamily residential real estate loans are offered with fixed and adjustable interest rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed interest rate loans generally have five-to-seven-year terms with a balloon payment based on a 15 to 25 year amortization schedule.

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

     Agricultural Real Estate Loans. In recent years the Bank has increased its originations of agricultural real estate loans for the purchase of farmland in the Bank's market area. Loans collateralized by farmland constituted approximately $7.4 million or 3.1%, of the Bank's total net loan portfolio at September 30, 2000, compared to $6.9 million, or 3.2%, $6.5 million, or 3.4%, $4.7 million, or 2.9%, and $4.6 million, or 3.3%, of the Bank's total net loan portfolio at September 30, 1999, 1998, 1997, and 1996, respectively.

     Agricultural mortgage loans have various terms up to 10 years with a balloon payment based on a 20-year amortization schedule. Such loans are originated with fixed rates and generally include personal guarantees. The loan-to-value ratio on agricultural mortgage loans is generally limited to 75%. The Bank earns higher yields on agricultural mortgage loans than on single-family residential mortgage loans. Agricultural related lending, however, involves a greater degree of risk than single-family residential mortgage loans because of the typically larger loan amounts and a somewhat more volatile market. In addition, repayments on agricultural mortgage loans are substantially dependent on the successful operation or management of the farm property collateralizing the loan, which is affected by many factors, such as weather and changing market prices, outside the control of the borrower.
     Commercial Real Estate Loans. Loans collateralized by commercial real estate, including land loans, constituted approximately $25.7 million, or 11.0% of the Bank's total net loan portfolio at September 30, 2000, compared to $23.3 million, or 10.7%, $10.3 million, or 5.3%, $9.6 million, or 6.0%, and $6.7 million, or 4.9%, of the

Bank's total net loan portfolio at September 30, 1999, 1998, 1997, and 1996, respectively. The Bank's commercial real estate loans are collateralized by improved property such as office buildings, churches and other nonresidential buildings. At September 30, 2000, substantially all of the Bank's commercial real estate loans were collateralized by properties located within the Bank's market area.

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

     Other Loans. The Bank originates various consumer loans, including automobile, deposit account loans and second mortgage loans, principally in response to customer demand. As of September 30, 2000, such loans totaled $15.3 million, or 6.5% of the Bank's total net loan portfolio as compared to $9.6 million, or 4.4%, $7.1 million, or 3.7%, $3.7 million, or 2.3%, and $2.8 million, or 2.0%, of the Bank's total net loan portfolio as of September 30, 1999, 1998, 1997, and 1996, respectively. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

     In recent years, the Bank has emphasized the origination of commercial business loans, which principally include agricultural-related commercial loans to finance the purchase of livestock, cattle, farm machinery and equipment, seed, fertilizer and other farm-related products. Such loans comprised $12.6 million, or 5.3% of the Bank's total net loan portfolio at September 30, 2000, as compared to $10.9 million, or 5.0%, $8.6 million, or 4.4%, $6.5 million, or 4.1%, and $5.7 million, or 4.2%, of the Bank's total net loan portfolio as of September 30, 1999, 1998, 1997, and 1996.

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

                                                                                      Year Ended September 30
                                                                     2000          1999          1998        1997       1996
                                                                  ----------     -------       -------     -------    --------
                                                                                          (In Thousands)
Total loans receivable, net at beginning of year                 $217,710        $193,728   $159,690     $136,872       $116,447
Loans originated:
  Real estate:
    Single-family residential                                      38,629          53,499     66,988       49,215         48,568
    Multifamily residential                                             -             180        100           93              -
    Commercial                                                      6,346          13,708      2,010        3,467            299
    Agricultural                                                    1,766           2,317      3,429        2,863          1,596
Other:
  Commercial business                                              11,650          11,102      7,593        6,697          5,743
  Savings account loans                                             1,649           1,580        908          926            826
  Other                                                            10,316           7,504      4,162        2,684          2,023
                                                                 --------        --------   --------     --------       --------

    Total loans originated                                       $ 70,356          89,890     85,190       65,945         59,055

Loans purchased                                                     4,333          10,552          -            -              -
Loans sold                                                           (635)         (1,765)    (4,287)      (2,156)        (1,371)
Loans transferred to REO                                             (948)           (943)      (129)        (294)          (233)
Loans to facilitate the sale of REO                                  (505)           (513)         -         (349)          (145)
Loan repayments                                                   (55,989)        (73,239)   (46,478)     (40,004)       (36,470)
Other loan activity (net)                                              95               -       (258)        (324)          (411)
                                                                 --------        --------   --------     --------       --------

    Total loans receivable, net at end of year                   $234,417        $217,710   $193,728     $159,690       $136,872
                                                                 ========        ========   ========     ========       ========

Mortgage-backed securities, net at beginning of year             $191,125        $151,970   $168,836     $179,359       $163,287
Purchases                                                               -          65,737          -            -         38,430
Sales                                                             (91,600)         (1,205)         -            -        (10,020)
Fair value adjustment                                              (2,005)         (1,222)     2,474            -              -
Repayments                                                        (10,831)        (24,431)   (19,598)     (10,669)       (13,575)
Discount amortization                                                 241             276        258          146          1,237
                                                                 --------        --------   --------     --------       --------

Mortgage-backed and related securities, net at end of year       $ 86,930        $191,125   $151,970     $168,836       $179,359
                                                                 ========        ========   ========     ========       ========

Total loans receivable, net, and mortage-backed
  and related securities, net, at end of year                    $321,347        $408,835   $345,698     $328,526       $316,231
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

     The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank at the dates indicated.

                                                                                  At September 30
                                                             --------------------------------------------------------
                                                               2000          1999        1998        1997        1996
                                                             ---------     --------    -------     -------      -----
                                                                                       (Dollars In Thousands)
Nonperforming loans:
  Single-family residential real estate                      $1,477        $1,302      $2,240     $  422      $  766
  All other mortgage loans                                      485            10          15                    195
  Other loans                                                    54            66          41         31          62
                                                             ------        ------      ------     ------      ------

    Total delinquent loans                                   $2,016         1,378       2,296        453       1,023
Total real estate owned                                         646           261          16         17         111
                                                             ------        ------      ------     ------      ------

    Total nonperforming assets                               $2,662        $1,639      $2,312     $  470      $1,134
                                                             ======        ======      ======     ======      ======

Total loans delinquent 90 days or more
  to net loans receivable                                      0.86 %        0.63 %      1.19 %     0.28 %      0.74 %

Total loans delinquent 90 days or more
  to total assets                                              0.50 %        0.28 %      0.56 %     0.12 %      0.27 %

Total nonperforming loans and REO
  to total assets                                              0.66 %        0.34 %      0.57 %     0.12 %      0.30 %


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

     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                                                     At September 30,
                                                        --------------------------------------------------------------------------
                                                           2000             1999             1998             1997          1996
                                                        ----------       ---------        ---------       ----------       -------
                                                                                    (Dollars In Thousands)
Substandard assets                                     $2,093           $2,905           $2,572           $1,640           $3,515
Doubtful assets                                           352                -               18                -                -
Loss assets                                                14               32                -               25               89
                                                       ------           ------           ------           ------           ------

    Total classified assets (1)                        $2,459           $2,937           $2,590           $1,665           $3,604
                                                       ======           ======           ======           ======           ======



(1) With respect to assets classified "doubtful" and "loss," the Bank has established aggregate specific loan loss reserves of $14,000, $32,000, $0 $25,000, $89,000, and $155,000 (in actual dollars) for the years ended September 30, 2000, 1999, 1998, 1997, 1996, and 1995, respectively.


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

     During the fiscal year ended September 30, 2000, 1999, 1998, 1997 and 1996, the Bank added $120,000, $0, $0, $60,000 and $411,200, respectively, to its allowance for loan losses. The Bank's allowance for loan losses totaled $1.7 million, $1.7 million, $1.7 million, $1.7 million, and $1.7 million at September 30, 2000, 1999, 1998, 1997 and 1996, respectively.

     Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                     Year Ended September 30
                                               -----------------------------------------------------------------------
                                                       2000          1999          1998          1997          1996
                                               -----------------   ---------   -------------   ---------    ----------
                                                                                     (In Thousands)
Total loans outstanding                            $237,715      $225,393      $199,491      $164,663      $142,803
Average net loans outstanding                       224,751       206,001       176,295       147,316       124,609

Allowance balances (at beginning of year)          $  1,643      $  1,684      $  1,691      $  1,734      $  1,357
Provision for losses:
  Real estate loans                                                     -             -            30             -
  Other loans                                           120             -             -            30           411
Charge-offs:
  Real estate loans                                     (54)          (67)           (7)          (11)          (17)
  Other loans                                           (28)          (29)            -           (93)          (32)
Recoveries:
  Real estate loans                                       4             1             -             1            15
  Other loans                                             4            54             -             -             -
                                                   --------      --------      --------      --------      --------

Allowance balance (at end of year)                    1,689      $  1,643      $  1,684      $  1,691      $  1,734
                                                   ========      ========      ========      ========      ========

Allowance for loan losses as a percent
  of total loans receivable at end of year             0.71%         0.73%         0.84%         1.03%        1.21%
Net loans charged off as a percent
  of average net loans outstanding                     0.04%         0.05%         0.00%         0.07%        0.04%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year                                      83.78%       119.23%        73.34%       373.45%      169.50%
Ratio of allowance for loan losses to
  total nonperforming loans and
  REO at end of year                                  63.45%       100.24%        72.84%       359.79%       152.91%


     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

                                                                         At September 30,
                                  --------------------------------------------------------------------------------------------------
                                      2000                 1999                1998               1997               1996
                                   ------------------  ------------------  ------------------ ------------------  ------------------
                                          % of Loans          % of Loans          % of Loans         % of Loans          % of Loans
                                            in Each             in Each             in Each            in Each             in Each
                                          Category to         Category to         Category to        Category to         Category to
                                   Amount Total Loans  Amount Total Loans  Amount Total Loans Amount Total Loans  Amount Total Loans
                                   ------------------  ------------------  ------------------ ------------------  ------------------
                                                                          (Dollars in Thousands)
Balance at end of period
 applicable to:
  Mortgage loans                   $  843     90.5%   $  893     92.3%    $  958      94.9%   $  927     96.7%   $  903     93.9%
  Non-mortgage loans                  846      9.5       750      7.7        726       5.1       764      3.3       831      6.1
                                   ------   ------    ------   ------     ------    ------    ------   ------    ------   ------

  Total allowance for loan losses  $1,689    100.0%   $1,643    100.0%    $1,684     100.0%   $1,691    100.0%   $1,734    100.0%
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

     Set forth below is selected data relating to the composition of the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                                       At September 30,
                                   2000                   1999                1998                  1997                 1996
                             ------------------------------------------------------------------------------------------------------
                               $         %           $          %          $        %          $          %         $          %
                             ------- ---------- ----------- --------- --------- --------- ----------- --------- ---------- --------
                                                                     (Dollars In Thousands)
Mortgage-backed securities:
  Adjustable                 40,969     47.1%    $119,975      62.8%   $139,528     92.0%   $151,766     89.9%   $155,949     86.9%
  Fixed                      45,961     52.9       71,150      37.2      12,442      8.0      17,070     10.1      23,410     13.1
                            -------   ------     --------    ------    --------   ------    --------   ------    --------   ------

    Total mortgage-backed
      securities, net        86,930    100.0%    $191,125     100.0%   $151,970    100.0%   $168,836    100.0%   $179,359    100.0%
                            =======   ======     ========    ======    ========   ======    ========   ======    ========   ======


     At September 30, 2000, mortgage-backed securities aggregated $86.9 million, or 21.7% of the Bank's total assets. At September 30, 2000, all of the Bank's mortgage-backed securities were classified as available-for-sale.

     Other Investment Securities. The Bank's investment portfolio, excluding mortgage-backed securities and FHLB stock, consists of obligations of the United States Government and agencies thereof, municipal bonds, interest-earning deposits in other institutions and equity investments (principally in other financial institutions). The carrying value of this portion of the Bank's investment portfolio totaled $41.7 million, $36.3 million, $32.7 million, $31.7 million, and $40.3 million at September 30, 2000, 1999, 1998, 1997, and 1996, respectively. At September 30, 2000, none of the Bank's investment securities, excluding mortgage-backed securities, had a remaining term to maturity of one year or less, and $0.2 million, or less than 0.1%, had a remaining term to maturity of five years or less.

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

                                                                                 At September 30,
                                                      2000         1999         1998         1997         1996
                                                    --------     --------     --------     --------     --------
                                                                                 (Dollars In Thousands)
Investment securities:
  Mortgage-backed securities                        $ 86,930     $191,125     $151,970     $168,836     $179,359
  U.S. Government treasury obligations                     -            -            -            -        1,000
  U.S. Government agency obligations                  27,095       25,403       21,656       26,858       38,872
  Trust Preferred                                      4,000            -            -            -            -
  Municipal bonds                                      9,466        9,446        9,425        4,859          459
  Equity securities                                    1,127        1,429        1,588            -            -
                                                    --------     --------     --------     --------     --------

    Total investment securities                      128,618      227,403      184,639      200,553      219,690

FHLB stock                                             5,988       10,981       10,060       10,053       11,608
                                                    --------     --------     --------     --------     --------

    Total investments                               $134,606     $238,384     $194,699     $210,606     $231,298
                                                    ========     ========     ========     ========     ========

     Investment Portfolio Maturities The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at September 30, 2000.

                                                                         At September 30, 2000
                                   ------------------------------------------------------------------------------------------------
                                                                      One to Five              Five to Ten
                                            One Year                     Years                    Years             Over Ten Years
                                   --------------------------   -----------------------  ---------------------   ------------------

                                                 Annualized                  Annualized             Annualized           Annualized
                                                  Weighted                    Weighted               Weighted             Weighted
                                     Carrying      Average      Carrying      Average    Carrying     Average   Carrying   Average
                                       Value        Yield        Value         Yield     Value         Yield     Value      Value
                                    -----------  ------------   ---------  -----------  --------   ----------  --------- ---------
                                                                           (Dollars In Thousands)
Investment securities:
  U.S. Government agency securities   $     -        0.00%                     7.20%      $12,718      0.00%     $ 14,377    7.13%
   Trust Preferred                          -        0.00%            -        0.00%        4,000      9.74%            -    0.00%
  State and municipal obligations
   (1)                                      5        5.40%           20        5.65%          991      5.26%        8,450    5.08%
  CMOs (2)                                  -        0.00%            -        0.00%        2,082      6.57%       57,378    7.10%
  Mortgage-backed securities                -        0.00%          152        7.27%        1,232      7.19%       26,086    6.89%
                                      -------        ----      --------        -----      -------      -----     --------    -----

    Total investment securities             5        5.40%          172        7.20%       21,023      8.03%      106,291    6.89%
                                                     =====                     =====                   =====                 ====

Equity securities
FHLB stock
Accrued interest on investments

    Total investment securities,

                                                   ---------------------------------------------
                                                                     Total

                                                   ---------------------------------------------

                                                                                      Annualized
                                                                           Average     Weighted
                                                   Carrying     Market     Life in      Average
                                                     Value      Value       Years        Yield
                                                   --------------------------------------------
Investment securities:
  U.S. Government agency securities                $ 27,095    $ 27,095      11.46         7.16%
   Trust Preferred                                    4,000       4,000       9.96         9.74%
  State and municipal obligations
   (1)                                                9,466       9,105       6.73         5.10%
  CMOs (2)                                           59,460      59,460      23.62         7.08%
  Mortgage-backed securities                         27,470      27,470      24.74         6.91%
                                                   --------    --------                    ----

    Total investment securities                     127,491     127,130                    7.00%
                                                                                           ====

Equity securities                                     1,127       1,127
FHLB stock                                            5,988       5,988                    6.50%
                                                                                           ====
Accrued interest on investments                       1,202       1,202
                                                   --------    --------
    Total investment securities,                    135,808     135,447
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

     Time Deposit Rates. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

                                                                           At September 30,
                                          2000               1999               1998                1997              1996
                                        --------           --------           --------            --------          -------
                                                                            (In thousands)
Rate

0.00-3.99%                              $     28           $      -           $    275            $     16           $    17
4.00-5.99%                                34,126            135,563            111,713              76,094            75,615
6.00-7.99%                               128,051             14,924             25,225              32,170             6,205
8.00-9.99%                                     -                  -                  -                   -                20
                                        --------           --------           --------            --------           -------

            Total                       $162,205           $150,487           $137,213            $108,280           $81,857
                                        ========           ========           ========            ========           =======

     Time Deposit Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2000.

                                                                                 Maturity
                                                           -------------------------------------------------------
                                                          3 months     3 to 6     6 to 12     Over 12
                                                           or less      months      months     months      Total
                                                           -------     -------     -------    -------     --------
                                                                               (In thousands)
Certificate of Deposit less than $100,000                  $24,528     $34,167     $62,239    $ 9,513     $130,447
Certificate of Deposit greater than $100,000                 6,085       5,400      18,680      1,593     $ 31,758
                                                           -------     -------     -------    -------     --------
Total Certificates of Deposit                               30,613      39,567      80,919     11,106      162,205
                                                           =======     =======     =======    =======     ========

Borrowings

     Deposits of the Bank are a significant source of funds as is short term and long term advances from the FHLB. FHLB advances are collateralized by the Bank's stock in the FHLB, investment securities and a blanket lien on the Bank's mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 2000, the Bank's FHLB advances totaled $118.0 million.

     The Bank sells securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, the Bank sells a fixed dollar amount of securities to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as a liability of the Bank. The dollar amount of securities underlying the agreements remain an asset of the Bank. At September 30, 2000, the Bank's securities sold under agreements to repurchase totaled $1.4 million.

     The following table sets forth certain information regarding borrowings by the Bank during the periods indicated.

                                                                           Year Ended September 30,
                                                         2000          1999          1998          1997          1996
                                                       --------       -------      --------      --------      --------
                                                                             (Dollars In Thousands)
Weighed average rate paid on: (1)
  FHLB advances                                            5.78 %        5.03 %        5.75 %        5.54 %        5.64 %
  Other borrowings (2)                                     5.62 %        5.16 %        4.97 %        5.81 %        5.59 %

FHLB advances:
  Maximum balance                                      $185,535      $216,844      $210,325      $230,317      $239,686
  Average balance                                      $145,312      $161,905      $173,812      $203,835      $224,719
Other borrowings: (2)
  Maximum balance                                      $  2,465      $  3,242      $ 21,850      $ 21,060      $ 10,306
  Average balance                                      $  1,901      $  2,273      $  6,215      $ 17,684      $  2,940


(1) Calculated using monthly weighted average interest rates.
(2) Includes borrowings under reverse repurchase agreements.


Subsidiaries' Activities

     The Bank is the wholly owned subsidiary of the Company. The Bank has two wholly owned subsidiaries, Sun Realty, Inc. and P.F. Service, Inc. Both are Arkansas corporations and both are substantially inactive.

Regulation

     As a federally chartered, SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Registrant also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS regularly examines the Registrant and the Bank and prepares a report for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, the OTS or the Congress, could have a material impact on the Bank and its operations. The description of statutory provisions and regulations applicable to savings associations set forth herein does not preport to be a complete description of these statutes and regulations and their effect on the Bank.

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

     Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders' equity including retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At September 30, 2000, the Bank had no intangible assets or unrealized loss, net of tax under SFAS No. 115.

     The leverage limit adopted by the OTS requires that savings associations maintain "core capital" in an amount equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased out over a five-year period) and up to 25% of other intangibles that meet certain separate salability and market valuation tests. As a result of the prompt corrective action provisions described below, however, a savings association must maintain a core capital ratio of at least 4% of to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 2000, the Bank had core deposits intangibles totaling $2.2 million.

     Under the risk-based capital requirement, a savings association must maintain total capital equal of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2000, the Bank had no capital instruments that qualify as supplementary capital and $1.7 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

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

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualifying thrift investments on a monthly average for nine out of every twelve months on a rolling basis. At September 30, 2000, the Bank met the test.

     A savings institution that fails to become or maintain a qualified thrift lender must either become a bank (other than a savings bank) or be subject to certain restrictions. A savings institution that converts to a bank must pay applicable exit and entrance fees involved in converting from one insurance fund to another. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act Prohibit lenders from discriminating in their lending practices on the basis of
characteristics specified in those statutes.   The CRA requires the OTS, in
connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well
as other federal regulatory agencies and the Department of Justice.   The Bank
was examined for CRA compliance in August 1999 and received a rating of satisfactory.

     Liquidity Requirements. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable
deposit accounts and borrowings payable in one year or less.    At the present
time, the minimum liquid asset ratio is 4%. At September 30, 2000, the Bank's liquidity ratio exceeded regulatory requirements.

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

     Insurance of Accounts and Regulation by the FDIC. As insurer of the Bank's deposit accounts, the FDIC is authorized to conduct examinations of and to require reporting by the Bank. It also may prohibit any SAIF-insured association from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

     The Federal Deposit Insurance Corporation has adopted a risk-based deposit
insurance assessment system.   The Federal Deposit Insurance Corporation assigns
an institution to one of three capital categories, based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each
capital group.   The three capital categories are well capitalized, adequately
capitalized and undercapitalized.   The supervisory subgroup to which an
institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk
posed to the deposit insurance funds.   An institution's assessment rate depends
on the capital category and supervisory category to which it is assigned.   The
Federal Deposit Insurance Corporation is authorized to raise the assessment
rates.   The Federal Deposit Insurance Corporation has exercised this authority
several times in the past and may raise insurance premiums in the future.   If
this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of the Bank.

     Limitations on Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

     Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at lease adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

     Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its required levels or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

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

Transactions with Affiliates

     The Bank's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23 A and 23 B of the Federal Reserve Act. The term "affiliated" for these purposes generally means any company that controls or is under common control with an institution, including the Company and it non-savings institution subsidiaries.
Section 23 A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliated is generally prohibited. Section 23 B Provides that covered transactions with affiliated, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation
O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these person based, in part on the Bank's capital position, and requires approval procedures to be followed. At September 30, 2000, the Bank was in compliance with these regulations.

The Federal Reserve System

     Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Federal Regulations -- Liquidity Requirements."

Holding Company Regulation

     The Company is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank is required to notify the OTS 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

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

Federal Securities Laws

     At the time of the "second step" Conversion, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933 for the registration of the Common Stock to be issued pursuant to the Conversion. Upon completion of the conversion, the Company's Common Stock was registered with the SEC under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Executive Officers of the Registrant

        Listed below is information, as of September 30, 2000, concerning the Company's executive officers. Such executive officers also serve in the same positions with the Bank. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he or she was or its to be selected as an officer.

        The following individuals hold positions as executive officers of the Company as is set forth below opposite their names.

        Name                                      Position With the Company
        ----                                      -------------------------

        James Edington.........................   President and Chief Executive
        Dwayne Powell..........................   Officer Vice President,
                                                  Secretary Treasurer and
                                                  Chief Financial Officer

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

        Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, "large" associations, i.e., the quarterly average of the association's total assets or the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six year period its applicable excess reserves, i.e. the balances of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 2000, the Bank's bad debt reserve subject to recapture over a four-year period totaled approximately $584,000. The Bank has established a deferred tax liability of approximately $223,000 for this recapture.

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

        Distributions. To the extent that (i) the Bank's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's tax bad debt reserves. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Bank's tax bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Regulation-Limitations on Capital Distributions" for limits on the payment of dividends of the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

ITEM 2         PROPERTIES
------         ----------

        The Bank conducts its business through its main office and 13 full-service branch offices located in eight counties in Northeast Arkansas. Each office is owned by the Bank. The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 2000. The aggregate net book value of the Bank's premises and equipment was $4.0 million at September 30, 2000.

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
Walnut Ridge, Arkansas
(Opened 1968)

Jonesboro Branch                                    Carlisle Branch
----------------                                    ---------------
700 S.W. Drive                                      124 West Main
Jonesboro, Arkansas                                 Carlisle, Arkansas
(Opened 1976)                                       (Opened 1998)

Corning Branch                                      Lake City Branch
--------------                                      ----------------
309 Missouri Avenue                                 100 Colbine
Corning, Arkansas                                   Lake City, Arkansas
(Opened 1983)                                       (Opened 1998)

Highland Branch                                     Hardy Branch
---------------                                     ------------
Highway 62                                          530 Main Street
Hardy, Arkansas                                     Hardy, Arkansas
(Opened 1983)                                       (Opened 1998)

Jonesboro Branch                                    Pocahontas Walmart Branch
----------------                                    -------------------------
2213 Caraway Road                                   Hwy 67 South
Jonesboro, Arkansas                                 Pocahontas, Arkansas
(Opened 1996)                                       (Opened 1998)

Jonesboro Walmart Branch                            Paragould Walmart Branch
------------------------                            ------------------------
Highland Drive                                      2802 W. Kingshighway
Jonesboro, Arkansas                                 Paragould, Arkansas
(Opened 1999)                                       (Opened 1999)

ITEM 3         LEGAL PROCEEDINGS
------         -----------------

        There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

        No matters were submitted during the fourth quarter of fiscal 2000 to a vote of security holders.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT"S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------    --------------------------------------------------------------------

Trading in Common Stock and Related Matters

The Registrant's Common Stock is traded on the NASDAQ National Market System using the symbol "PFSL."

The following table shows the quarterly range of bid prices for the Company's common stock during fiscal 2000 and 1999. This information has been obtained from monthly statistical stock summaries provided by the Nasdaq Stock Market. As of December 15, 2000, there were 4,454,357 shares of common stock issued and outstanding and 764 stockholders of record.

                                                High                  Low
     Quarter Ended                               Bid                  Bid
     -------------                               ---                  ---


     December 31, 1999                        $ 7.063             $  5.625
     March 31, 2000                             6.313                5.500
     June 30, 2000                              6.188                5.375
     September 30, 2000                         7.563                6.250


                                                High                  Low
     Quarter Ended                               Bid                  Bid
     -------------                               ---                  ---

     December 31,2000                         $ 9.250             $  7.750
     March 31, 1999                             8.250                7.130
     June 30, 1999                              7.563                6.500
     September 30, 1999                         7.563                6.250


Cash Dividends Declared in Fiscal 2000:

                       Record                    Payment              Dividend
                        Date                       Date               Per Share
                        ----                       ----               ---------

     December 15, 1999                        January 3, 2000         $ 0.060
     March 15, 2000                           April 3, 2000             0.060
     June 15, 2000                            July 3, 2000              0.065
     September 15, 2000                       October 3, 2000           0.065



Cash Dividends Declared in Fiscal 1999:

                      Record                     Payment              Dividend
                       Date                        Date               Per Share
                       ----                        ----               ---------

     December 15, 1998                        January 3, 1999         $ 0.060
     March 15, 1999                           April 3, 1999           $ 0.060
     June 15, 1999                            July 3, 1999            $ 0.060
     September 15, 1999                       October 3, 1999         $ 0.060

ITEM 6         SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------         ----------------------------------------------

Set forth below are selected consolidated financial and other data of the Company. This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and the notes thereto presented elsewhere herein.

Selected Financial Condition Data

                                                             At September 30,
                                       --------------------------------------------------------------
                                          2000         1999        1998        1997        1996
                                                              (In Thousands)
Total assets                             $ 401,105    482,131     406,981     383,417     381,562
Cash and cash equivalents                   12,941      8,622       3,781       2,805       2,046
Cash surrender value of life insurance       6,158      5,965       5,822       5,639       5,439
Investment securities                      128,618    227,403     184,640     200,553     219,690
Loans receivable, net                      234,417    217,710     193,728     159,690     136,872
Federal Home Loan Bank Stock                 5,988     10,981      10,060      10,053      11,608
Deposits (3)                               234,972    211,891     195,537     143,354     116,283
FHLB advances (2)                          117,990    213,105     143,670     190,601     227,221
Securities sold under agreements to
  repurchase                                 1,375      2,075       2,107      20,685      10,100
Stockholders' equity (2)                    41,378     48,032      60,567      24,246      22,689

Summary of Operations

                                                       Years Ended September 30,
                                       --------------------------------------------------------------
                                             2000        1999        1998         1997        1996
                                                               (in Thousands)
Interest income                          $  29,927   $   27,960   $  27,854   $  26,093   $  25,417
Interest expense                            19,724       17,217      18,401      18,699      18,628
                                         ---------   ----------   ---------   ---------   ---------

            Net interest income before
            provision for loan losses       10,203       10,743       9,453       7,394       6,789
Provision for loan losses                      120            -           -          60         411
                                         ---------   ----------   ---------   ---------   ---------
            Net interest income after
            provision for loan losses       10,083       10,743       9,453       7,334       6,378

Noninterest income                           3,102        1,927         920       1,351       1,526
Noninterest expense:
  Compensation and benefits                  4,383        7,628       3,825       2,954       2,704
  Occupancy and equipment                      996        1,137         662         566         439
  Federal deposit insurance premiums (1)        64          118         104         108       1,198
  Other                                      2,658        2,369       1,600       1,337       1,210
                                         ---------   ----------   ---------   ---------   ---------

            Total noninterest expense        8,101       11,252       6,191       4,965       5,551
                                         ---------   ----------   ---------   ---------   ---------

Income before income taxes                   5,084        1,418       4,182       3,720       2,353
Income tax provision                         1,632          466       1,294       1,344         386
                                         ---------   ----------   ---------   ---------   ---------
            Net income                   $   3,452    $      95   $   2,888   $   2,376       1,967
                                         ---------   ----------   ---------   ---------   ---------

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

Key Financial Ratios and Other Data

Certain ratios and other data:  (1)

                                                  At or for the Year Ended September 30,

                                          2000        1999       1998        1997        1996
Performance Ratios:
  Return on average equity                  7.79 %     1.80 %      6.16 %     10.07 %      8.98 %
  Return on average assets                  0.80       0.23        0.67        0.63        0.54
  Interest rate spread (2)                  2.28       2.37        1.92        1.83        1.65
  Net interest margin (2)                   2.54       2.72        2.45        2.04        1.89
  Noninterest expense to average assets     1.92       2.66        1.55        1.32        1.52
  Net interest income after provision
   for loan losses to noninterest
   expense                                124.00      95.48      152.69      147.68      114.89
  Efficiency (5)                           61.77      88.80       59.69       57.17       70.23

Asset Quality Ratios:
  Average interest-earning assets to
   average interest-bearing liabilities   105.22     108.11      110.93      104.09      104.61
  Nonperforming loans to net loans
   (3) (4)                                  0.86       0.63        1.19        0.28        0.74
  Nonperforming assets to total
   assets (3) (4)                           0.66       0.34        0.57        0.12        0.30
  Allowance for loan losses to
   nonperforming loans (3) (4)             83.78     119.23       73.34      373.45      169.50
  Allowance for loan losses to
   nonperforming loan assets (3) (4)       63.45     100.24       72.84      359.79      152.91
  Allowance for loan losses to total        0.71       0.73        0.86        1.03        1.21
   loans (3)

Capital, Equity and Dividend Ratios:

  Tangible capital (3)                      8.92       9.35       10.24        6.32        5.97
  Core capital (3)                          8.92       9.35       10.24        6.32        5.97
  Risk-based capital (3)                   17.66      20.23       22.62       16.22       16.75
  Average equity to average assets
  ratio                                    10.31      12.45       10.87        6.26        5.98
  Dividend payout ratio                    38.46     151.55       43.20       60.74       63.46

Per Share Data:

  Dividends per share                       0.25       0.24        0.23        0.22        0.19
  Book value per share (6)                  9.29       8.70        9.46        3.82        3.62
  Basic earnings per share (7)              0.67       0.16        0.45        0.38        0.32
  Diluted earnings per share (8)            0.67       0.16        0.44        0.37        0.31

  Number of full service offices              14         14          11           6           5


(1) With the exception of period end ratios, ratios are based on average monthly balances.
(2) Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.
(3)  End of period ratio.
(4) Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of non-accrual loans while REO consists of real estate acquired in settlement of loans.
(5) The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(6)  This calculation is based on 4,454,357, 5,518,614, 6,399,623, 6,341,553, and 6,267,905 shares outstanding at September 30, 2000, 1999, 1998, 1997, and 1996, respectively.
(7) This calculation is based on weighted average shares outstanding of 5,166,038, 5,802,860, 6,388,906, 6,327,798, and 6,240,231 for the fiscal years ended September 30, 2000, 1999, 1998, 1997, and 1996 , respectively.
(8) This calculation is based on weighted average shares outstanding of 5,172,751, 5,837,619, 6,535,068, 6,486,058, 6,382,328, and 6,367,886 for
     the fiscal years ended September 30, 2000, 1999, 1998,

ITEM 7     MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Forward- Looking Statements

When used in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following table set forth, quantitatively, as of September 30, 2000, the OTS estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and decrease in market interest rates:

    Change in                                                      Change in NPV
  Interest Rates                                                as a Percentage of
 in Basis Points          Net Portfolio Value                    Estimated Market
                   ----------------------------------
   (Rate Shock)      Amount    $  Change   % Change      Ratio   Value of Assets
   -----------       ------    ---------   --------      -----   ---------------
                        (Dollars in Thousands)
       +300         $15,435    $ (23,984)   (60.8)%       4.14%       (5.98)
       +200          23,681      (15,738)   (39.9)%       6.19%       (3.92)
       +100          31,672       (7,747)   (19.7)%       8.08%       (1.93)
          0          39,419            0       0.0%       9.82%        0.00
       -100          45,267        5,848      14.8%      11.08%        1.46
       -200          49,163        9,744      24.7%      11.88%        2.43
       -300          53,197       13,778      35.0%      12.68%        3.43

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Discussion of Changes in Financial Condition

General. The Company's total assets decreased $81.0 million, or 16.8%, from $482.1 million at September 30, 1999 to $401.1 million at September 30, 2000. Total assets increased $75.1 million, or 18.5%, from $407.0 million at September 30, 1998 to $482.1 million at September 30, 1999.

Loans receivable, net. The Company's net loans receivable increased $16.7 million, or 7.7%, and $24.0 million, or 12.4%, in fiscal years 2000 and 1999, respectively from the prior years. The increases in both periods were due to modest loan demand within the Company's market area and purchases of loans from outside the Bank's primary market area. During 2000 and 1999, the Bank purchased $4.3 million and $10.6 million of loans. Management expects that it will be necessary to supplement local demand with purchases of loans from outside the Bank's primary market area. Demand for single family residential loans has been particularly weak over the past 12 months.

Investment securities. The investment securities portfolio decreased $98.8 million or 43.4% from $227.4 at September 30, 1999, to $128.6 million at September 30, 2000. In accordance with the Company's present strategy, the principal paydowns and maturities of investments were used to fund loan growth. The investment securities portfolio increased $44.2 million, or 24.1% to $227.4 million at September 30, 1999, compared to $183.2 million at September 30, 1998.

Cash surrender value of life insurance. During the year ended September 30, 1996, the Company purchased life insurance on the lives of executive officers and members of the board of directors. Such life insurance had cash surrender value of $6.2 million and $6.0 million at September 30, 2000 and 1999, respectively. The increase in fiscal 2000 was due to earnings on the cash surrender value, net of premiums.

Deposits. Historically, deposits have provided the Company with a stable source of relatively low cost funding. The market for deposits is competitive, which has caused the Company to utilize primarily certificate accounts that are more responsive to market interest rates rather than passbook accounts. The Company offers a traditional line of deposit products that currently includes checking, interest-bearing checking, savings, certificates of deposit, commercial checking and money market accounts. The $23.1 million, or 10.9%, increase in deposits during the year ended September 30, 2000, was primarily due to core deposit growth in the bank's market areas.

FHLB advances and reverse repurchase agreements. The Company also relies upon FHLB advances and reverse repurchase agreements as a source to fund assets. Approximately 29.4% and 44.2% of the Company's assets were funded with FHLB advances and reverse repurchase agreements as of September 30, 2000 and 1999, respectively. At September 30, 2000, FHLB advances and reverse repurchase agreements totaled $119.4 million, a decrease of $95.8 million, or 44.5%, from 1999. FHLB advances and reverse repurchase agreements totaled $215.2 million at September 30, 1999, an increase of $69.4 million, or 47.6% from 1998, reflecting, in part, the increased deposits resulting from the Company's acquisition of branches during 1999 and the proceeds from Company's second step stock offering.

Stockholders' Equity. Stockholders' equity decreased $6.6 million, or 13.8%, from $48.0 million to $41.4 million at September 30, 2000. This was primarily due to stock repurchases of $7.8 million, and dividends paid of $1.3 million, which more than offset net income of $3.5 million. Stockholders' equity decreased by $12.0 million or 19.8%, to $48.0 million at September 30, 1999. This was primarily due to stock repurchases of $11.9 million, and dividends paid of $1.4 million which more than offsets net income of $0.9 million.

Treasury Stock. Treasury stock increased $7.8 million, or 65.5%, to $19.7 million at September 30, 2000 from $11.9 million at September 30, 1999. This increase was the result of the repurchase of 1.1 million shares of the Company's outstanding stock. Management anticipates that The Company will continue to repurchase stock off of the open market from time to time as market conditions permit.

Discussion of Results of Operations

Overview. Net income was $3.5 million for fiscal 2000, compared to $0.9 million and $2.9 million for fiscal 1999 and 1998, respectively. The Company's average interest earning assets have increased over the three year period ended September 30, 2000, which has resulted in higher levels of interest income. The Company's net interest rate spread decreased to 2.28% for the year ended September 30, 2000 from 2.37% for the year ended September 30, 1999, and 1.92% for the year ended September 30, 1998. The decrease in net interest rate spread during 2000 was primarily due to an increased cost of funds. The weighted average cost of funds increased 45 basis points for the year ended September 30, 2000 to 5.18% from 4.73% for the year ended September 30, 1999. The Bank's weighted average cost of funds is directly related to market conditions and competition for funds. The increase in the net interest rate spread for fiscal 1999 was a result of an increase in higher-yielding average loans outstanding, a decrease in relatively lower-yielding average investments outstanding, a decrease in the average cost of borrowed funds and a decrease in borrowed funds. The Company's strategy has been to utilize principal repayments from investment securities to fund loan growth within the Company's local market.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net interest rate spread is impacted by changes in general market interest rates, including changes in the relation between short- and long-term interest rates (the "yield curve"), and the Company's interest rate sensitivity position. While management seeks to manage its business to limit the exposure of net interest income to changes in interest rates, different aspects of its business nevertheless remain subject to risk from interest rate changes. Net interest income was $10.2 million for fiscal 2000 compared to $10.7 million and $9.5 million, for fiscal 1999 and 1998, respectively. The tables below analyze net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates.

The Company's interest-earning assets are primarily comprised of single family mortgage loans and investment securities, which are primarily mortgage-backed securities. Interest-bearing liabilities primarily include deposits and FHLB advances. The increases in average interest-earning assets during fiscal 2000, 1999, and 1998 can be attributed to increases in the loan portfolio, funded primarily with deposits and FHLB advances and increases in capital. Fiscal 1998 also benefited from the proceeds of the sale of stock which provided approximately $34 million to purchase investment securities or repay borrowings. See "Discussion of Changes in Financial Condition" for a discussion of the Company's asset portfolio and "Capital Resources and Liquidity" for discussion of borrowings.

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

Average Balance Sheets (Dollars in thousands)

                                                                      Years Ended September 30,
                                               2000                              1999                             1998
                                  -----------------------------    -------------------------------   -----------------------------
                                                        Average                            Average                         Average
                                  Average               Yield/     Average                 Yield/    Average               Yield/
                                  Balance    Interest    Cost      Balance     Interest     Cost     Balance    Interest    Cost
                                  -----------------------------    -------------------------------   -----------------------------
Interest-earning assets: (1)
  Loan receivable, net   (6)      $224,214   $ 17,671     7.88%    $206,001    $ 16,141      7.84%   $176,295   $ 14,240     8.08%
  Investment securities            176,783     12,256     6.93      187,796      11,818      6.29     209,799     13,614     6.49
                                  --------   --------   ------     --------    --------    ------    --------   --------   ------
     Total interest-
      earning assets               400,997     29,927     7.46      393,797      27,959      7.10     386,094     27,854     7.21

Noninterest-earning cash             3,622                            2,911                               685
Other noninterest-
 earning assets                     25,045                           25,750                            11,863
                                  --------                         --------                          --------
     Total assets                 $429,664                         $422,458                          $398,642
                                  ========                         ========                          ========
Interest-bearing liabilities:
 Demand deposits                  $ 68,779   $  1,705     2.48     $ 61,416    $  1,568      2.55    $ 45,513   $  1,056     2.32
 Time deposits                     158,052      8,645     5.47      138,651       7,328      5.29     121,232      6,797     5.61
  Borrowed funds (5)               154,287      9,374     6.08      164,189       8,321      5.07     181,319     10,548     5.82
                                  --------   --------   ------     --------    --------    ------    --------   --------   ------
     Total interest-
      bearing liabilities          381,118     19,724     5.18      364,256      17,217      4.73     348,064     18,401     5.29
                                             --------   ------                 --------    ------               --------   ------
Noninterest-bearing
 liabilities (2)                     4,262                            5,590                             7,233
                                  --------                         --------                          --------
     Total liabilities             385,380                          369,846                           355,297

Stockholders' equity                44,284                           52,612                            43,345
                                  --------                         --------                          --------
     Total liabilities and
      stockholders' equity        $429,664                         $422,458                          $398,642
                                  ========                         ========                          ========
Net interest income                          $ 10,203                          $ 10,742                         $  9,453
                                             ========                          ========                         ========

Net interest rate spread (3)                              2.28%                              2.37%                           1.92%
                                                        ======                             ======                          ======
Interest-earning assets and
 net interest margin (4)          $400,997                2.54%    $393,797                  2.72%   $386,094                2.45%
                                  ========              ======     ========                ======    ========              ======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                           105.22%                            108.11%                         110.93%
                                                        ======                             ======                          ======

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

Rate/Volume Analysis (in thousands)

                                                              2000 vs 1999                               1999 vs 1998
                                                ----------------------------------------   ----------------------------------------
                                                     Increase/(Decrease)                         Increase/(Decrease)
                                                            Due to                                     Due to
                                                ------------------------------- Total      ------------------------------   Total
                                                                   Rate/      Increase                           Rate/   Increase
                                                Volume    Rate     Volume    (Decrease)      Volume     Rate    Volume   (Decrease)
                                                ------  ------     ------     --------       ------     -----   ------    --------
Interest income:
  Loans receivable                            $ 1,427   $   124   $   12   $  1,563         $ 2,399   $  (423) $   257   $  2,233
  Investment securities                          (693)    1,183      (78)       412          (1,428)     (420)   1,375       (472)
                                              -------   -------   ------   --------         -------   -------  -------   --------
            Total interest-
            earning assets                    $   734   $ 1,307   $  (66)  $  1,975         $   971   $  (843) $ 1,632   $  1,760
                                              =======   =======   ======   ========         =======   =======  =======   ========
Interest expense:
  Deposits                                    $ 1,191   $   540   $   69   $  1,800         $ 1,569   $  (434) $   777   $  1,912
  Borrowed funds                                 (502)    1,314      (77)       734            (997)   (1,360)     145     (2,212)
                                              -------   -------   ------   --------         -------   -------  -------   --------
            Total interest-
            bearing liabilities               $   689   $ 1,854   $   (8)  $  2,534         $   572   $ 1,794  $   922   $   (300)
                                              =======   =======   ======   ========         =======   =======  =======   ========
Net change in net
  interest income                             $    45   $   547   $  (57)  $   (559)        $   399   $   951  $   710   $  2,060
                                              =======   =======   ======   ========         =======   =======  =======   ========

                                                               1998 vs 1997
                                                ----------------------------------------
                                                       Increase/(Decrease)
                                                              Due to
                                                ------------------------------  Total
                                                                     Rate/     Increase
                                                Volume      Rate     Volume   (Decrease)
                                                ------      ----     ------   ----------
Interest income:
  Loans receivable                             $ 2,059   $  (442)   $   616     $ 2,233
  Investment securities                           (357)     (473)       358        (472)
                                               -------   -------    -------     -------
            Total interest-
            earning assets                     $ 1,702   $  (915)   $   974     $ 1,761
                                               =======   =======    =======     =======

Interest expense:
  Deposits                                     $ 1,663   $  (840)   $ 1,091     $ 1,914
  Borrowed funds                                (2,362)    2,295     (2,145)     (2,212)
                                               -------   -------    -------     -------
            Total interest-
            bearing liabilities                $  (699)  $ 1,455    $(1,054)    $  (298)
                                               =======   =======    =======     =======
Net change in net
  interest income                              $ 2,401   $(2,370)   $(2,028)    $ 2,059
                                              ========   =======    =======     =======

During fiscal 2000 mortgage loan demand weakened resulting in management's need to seek loan production outside its current market area. During fiscal 2000, the Bank purchased $4.3 million in loans from outside its market area. Management anticipates that loan demand will remain weak for the foreseeable future.

During fiscal 1999, loan demand was relatively strong, resulting in an increase in mortgage loans outstanding, an increase in the net interest rate spread and an increase of $1.3 million, or 12.6%, in net interest income. The average yield on interest earning assets increased to 7.46% in fiscal 2000 compared to 7.10% and 7.21% in fiscal 1999 and fiscal 1998, respectively, while the average cost of interest bearing liabilities increased to 5.18% from 4.73% and 5.29% in fiscal 1999 and fiscal 1998, respectively. The increase in the average yield on interest earning assets was largely due to an increase in average loans receivable, net and a decrease in average investments receivable. The increase in average cost of interest bearing liabilities was primarily due to an increase in market rates.

Provision for Loan Losses. The Bank provided for loan losses of $120,000, $0, and $0, respectively, in the fiscal years ended September 30, 2000, 1999, and 1998. Management considered several factors in determining the necessary level of its allowance for loan losses and as a result of the process, the necessary provision for loan losses including but not limited to historical loan losses and current delinquency rates.

Noninterest Income. Non-interest income totaled $3.1 million for the fiscal year ended September 30, 2000, compared to $1.9 million for the fiscal year ended September 30, 1999, and $0.9 million for the fiscal year ended September 30, 1998. This increase in 2000 and 1999 was primarily due to an increase in fee income due to an increase in demand deposit accounts and the change in gain or loss on trading securities.

Noninterest Expense. Non-interest expense consisting primarily of salaries and employee benefits, premises and equipment, data processing and federal deposit insurance premiums totaled $8.1 million for the fiscal year ended September 30, 2000, compared to $11.3 million for the fiscal year ended September 30, 1999, a decrease of 28.3%. The decrease was primarily attributable to the payment of a severance agreement to a former executive officer in fiscal 1999.

Income Taxes. Income tax expense for the year ended September 30, 2000, was $1.6 million compared to $0.5 million for the year ended September 30, 1999. The increase was primarily due to an increase in income before tax. Income tax expense for the year ended September 30, 1999, was $0.5 million compared to $1.3 million for the year ended September 30, 1998. The decrease was primarily due to a decrease in income before tax, a decrease in tax exempt income and a change in an estimate in the year ended September 30, 1998.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives. At September 30, 2000, the Bank was in compliance with such liquidity requirements.

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

At September 30, 2000, the Bank exceeded all of its regulatory capital requirements.

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

FDIC Insurance Premiums and Assessment

In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $937,000 (or $618,000 after consideration of tax benefits), based on the Bank's SAIF-insured deposits of $142.6 million. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation were paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning in January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF was merged on January 1, 1999, provided the saving association charter is eliminated by that date. In that event, pro-rata FICO sharing will begin on January 1, 1999.

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

INDEPENDENT AUDITORS' REPORT


The Board of Directors of
Pocahontas Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Pocahontas Bancorp, Inc. (the "Company") and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
November 8, 2000

ITEM 8  FINANCIAL STATEMENTS
------  --------------------

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                      2000          1999
ASSETS

Cash and due from banks:
 Interest bearing                                                 $ 11,177,705   $  5,273,379
 Noninterest bearing                                                 1,763,742      3,348,671
                                                                  ------------   ------------

                                                                    12,941,447      8,622,050

Cash surrender value of life insurance                               6,158,076      5,964,588
Securities held-to-maturity, at amortized cost
 (fair value of $9,105,099 and $9,020,480 in 2000 and
 1999, respectively)                                                 9,465,856      9,482,122
Securities available-for-sale, at fair value (amortized cost
 of $119,683,250 and $215,874,086 in 2000 and 1999, respectively)  118,024,962    216,492,192
Securities-trading, at fair value (amortized cost of $1,536,982
 and $2,060,455 in 2000 and 1999, respectively)                      1,126,712      1,429,196
Loans receivable, net                                              234,416,895    217,709,933
Accrued interest receivable                                          3,251,939      3,165,427
Premises and equipment, net                                          3,779,850      4,018,157
Federal Home Loan Bank stock                                         5,988,200     10,981,300
Core deposit premium                                                 2,154,131      2,440,187
Other assets                                                         3,796,455      1,825,710
                                                                  ------------   ------------
TOTAL                                                             $401,104,523   $482,130,862
                                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                         $234,971,507   $211,890,791
 Federal Home Loan Bank advances                                   117,990,000    213,105,000
 Securities sold under agreements to repurchase                      1,375,000      2,075,000
 Deferred compensation                                               3,238,092      3,357,890
 Accrued expenses and other liabilities                              2,151,594      3,669,743
                                                                  ------------   ------------

      Total liabilities                                            359,726,193    434,098,424

STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 8,000,000 shares authorized;
  6,955,365 and 6,946,822 shares issued and 4,454,357 and
   5,518,614 shares outstanding in 2000 and 1999, respectively          69,553         69,468
 Additional paid-in capital                                         51,307,395     51,439,643
 Unearned ESOP shares                                               (2,032,221)    (2,443,525)
 Unearned RRP shares                                                  (277,660)      (524,476)
 Accumulated other comprehensive income (loss)                      (1,094,470)       407,950
 Retained earnings                                                  13,089,624     10,965,600
                                                                  ------------   ------------

                                                                    61,062,221     59,914,660
 Less treasury stock at cost, 2,501,008 and 1,428,208 shares       (19,683,891)   (11,882,222)
                                                                  ------------   ------------
   at 2000 and 1999, respectively
     Total stockholders' equity                                     41,378,330     48,032,438
                                                                  ------------   ------------
TOTAL                                                             $401,104,523   $482,130,862
                                                                  ============   ============

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998.
--------------------------------------------------------------------------------

                                                          2000            1999            1998
INTEREST INCOME:
  Loans receivable                                     $17,671,439     $16,141,250     $14,239,771
  Securities:
    Taxable                                             11,798,274      11,362,574      13,298,678
    Nontaxable                                             457,757         455,706         315,008
                                                       -----------     -----------     -----------
            Total interest income
                                                        29,927,470      27,959,530      27,853,457
INTEREST EXPENSE:
  Deposits                                              10,350,181       8,895,824       7,852,334
  Borrowed funds                                         9,373,916       8,321,072      10,548,315
                                                      ------------    ------------    ------------
            Total interest expense                      19,724,097      17,216,896      18,400,649
                                                      ------------    ------------    ------------
NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                       10,203,373      10,742,634       9,452,808
PROVISION FOR LOAN LOSSES                                  120,000               -               -
                                                      ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       10,083,373      10,742,634       9,452,808

OTHER INCOME:
  Dividends on FHLB stock                                  657,457         590,825         627,676
  Fees and service charges                               1,617,073         833,277         484,419
  Trading gain (loss)                                      130,031         (51,564)       (427,120)
  Gain on sale of investment securities                    447,563         161,411           6,569
  Other                                                    249,817         393,492         228,343
                                                      ------------    ------------    ------------
     Total other income                                  3,101,941       1,927,441         919,887

OTHER EXPENSES:
  Compensation and benefits                              4,383,217       7,628,380       3,824,786
  Occupancy and equipment                                  996,156       1,136,583         662,486
  Deposit insurance                                         64,302         118,395         104,020
  Professional fees                                        382,171         297,561         231,714
  Data processing                                          406,865         415,597         294,837
  Advertising                                              483,289         472,338         220,862
  OTS assessment                                            92,669          87,943          93,629
  Other                                                  1,292,164       1,094,863         758,791
                                                       -----------     -----------     -----------
            Total other expenses                         8,100,833      11,251,660       6,191,125
                                                       -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                               5,084,481       1,418,415       4,181,570

INCOME TAX PROVISION                                     1,632,852         466,178       1,294,239
                                                       -----------     -----------     -----------
NET INCOME                                               3,451,629         952,237       2,887,331

                                                                     (Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                      2000            1999            1998
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX

  Unrealized holding gain (loss) on securities
    arising during period                           $(1,207,028)    $(1,291,164)    $ 1,809,981

  Reclassification adjustment for (gains) losses
    included in net income                             (295,392)       (106,531)         (4,336)
                                                    -----------     -----------     -----------
          Other comprehensive income (loss)          (1,502,420)     (1,397,695)      1,805,645
                                                    -----------     ------------    -----------

COMPREHENSIVE INCOME (LOSS)                         $ 1,949,209     $  (445,458)    $ 4,692,976
                                                    ===========     ===========     ===========

EARNINGS PER SHARE:

Basic earnings per share                            $      0.67     $      0.16     $      0.45
                                                    ===========     ===========     ===========
Diluted earnings per share                          $      0.67     $      0.16     $      0.44
                                                    ===========     ===========     ===========
Dividends per share                                 $      0.25     $      0.24     $      0.23
                                                    ===========     ===========     ===========

                                                                     (Concluded)

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


                                                      Common Stock            Additional       Unearned         Unearned
                                               ---------------------------
                                                                                Paid-In          ESOP             RRP
                                                  Shares         Amount         Capital         Shares           Shares
BALANCE, SEPTEMBER 30, 1997                      6,669,185    $     66,692    $ 15,010,041    $   (103,644)
 Repayment of ESOP loan and related
  increase in share value                                                          256,356         103,644
 Options exercised                                  16,098             161          39,839
 Proceeds from stock offering                                                   34,788,225      (2,856,600)
 Cumulative effect of adoption
  of SFAS 133
 Net change in unrealized gain (loss) on
  available-for-sale securities, net of tax
 Net income
 Dividends
                                               -----------    ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 1998                      6,685,283          66,853      50,094,461      (2,856,600)
                                               -----------    ------------    ------------    ------------    ------------
 Repayment of ESOP loan and related
  increase in share value                                                                          413,075
 Options exercised                                 154,416           1,544         382,146
 RRP shares granted                                142,830           1,428       1,284,042                    $ (1,285,470)
 RRP shares forfeited                              (35,707)           (357)       (321,006)                        321,363
 RRP shares earned                                                                                                 439,631
 Net change in unrealized gain (loss) on
  available-for-sale securities, net of tax
 Treasury stock purchased
 Net income
 Dividends
                                               -----------    ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 1999                      6,946,822          69,468      51,439,643      (2,443,525)       (524,476)
 Repayment of ESOP loan and related
  decrease in share value                                                         (153,416)        411,304
 Options exercised                                   8,543              85          21,168
 RRP shares earned                                                                                                 246,816
 Net change in unrealized gain (loss) on
  available-for-sale securities, net of tax
 Treasury stock purchased
 Net income
 Dividends
                                               -----------    ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2000                      6,955,365    $     69,553    $ 51,307,395    $ (2,032,221)   $   (277,660)
                                               ===========    ============    ============    ============    ============

                                                   Accumulated
                                                      Other                            Treasury Stock
                                                                                ----------------------------
                                                  Comprehensive    Retained                                   Stockholders'
                                                  Income (Loss)    Earnings       Shares         Amount          Equity
BALANCE, SEPTEMBER 30, 1997                                      $ 9,273,180                                  $ 24,246,269
 Repayment of ESOP loan and related
  increase in share value                                                                                          360,000
 Options exercised                                                                                                  40,000
 Proceeds from stock offering                                        449,424                                    32,381,049
 Cumulative effect of adoption
  of SFAS 133                                     $  2,944,822                                                   2,944,822
 Net change in unrealized gain (loss) on
  available-for-sale securities, net of tax         (1,139,177)                                                 (1,139,177)
 Net income                                                        2,887,331                                     2,887,331
 Dividends                                                        (1,153,496)                                   (1,153,496)
                                                  ------------  ------------    ------------    ------------  ------------
BALANCE, SEPTEMBER 30, 1998                          1,805,645    11,456,439                                    60,566,798
                                                  ------------  ------------    ------------    ------------  ------------
 Repayment of ESOP loan and related
  increase in share value                                                                                          413,075
 Options exercised                                                                                                 383,690
 RRP shares granted
 RRP shares forfeited
 RRP shares earned                                                                                                 439,631
 Net change in unrealized gain (loss) on
  available-for-sale securities, net of tax         (1,397,695)                                                 (1,397,695)
 Treasury stock purchased                                                          1,428,208    $(11,882,222)  (11,882,222)
 Net income                                                          952,237                                       952,237
 Dividends                                                        (1,443,076)                                   (1,443,076)
                                                  ------------  ------------    ------------    ------------  ------------
BALANCE, SEPTEMBER 30, 1999                            407,950    10,965,600       1,428,208     (11,882,222)   48,032,438
 Repayment of ESOP loan and related
  decrease in share value                                                                                          257,888
 Options exercised                                                                                                  21,253
 RRP shares earned                                                                                                 246,816
 Net change in unrealized gain (loss) on
  available-for-sale securities, net of tax         (1,502,420)                                                 (1,502,420)
 Treasury stock purchased                                                          1,072,800      (7,801,669)   (7,801,669)
 Net income                                                        3,451,629                                     3,451,629
 Dividends                                                        (1,327,605)                                   (1,327,605)
                                                  ------------  ------------    ------------    ------------  ------------
BALANCE, SEPTEMBER 30, 2000                       $ (1,094,470) $ 13,089,624       2,501,008    $(19,683,891) $ 41,378,330
                                                  ============  ============    ============    ============  ============

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
-------------------------------------------------------------------------------


                                                                          2000                1999           1998
OPERATING ACTIVITIES:
 Net income                                                         $  3,451,629       $    952,237      $  2,887,331
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation of premises and equipment                                 478,937            472,633           298,725
  Deferred income tax benefit                                           (107,635)        (1,281,899)          (59,617)
  Amortization of deferred loan fees                                     (56,746)          (115,677)         (103,001)
  Amortization of premiums and discounts, net                           (266,428)          (280,855)         (269,489)
  Amortization of core deposit premium                                   286,056            136,721           126,228
  Adjustment of ESOP shares and release of
    shares under recognition and retention plan                          504,704            852,706           256,356
  Net gains on sales of assets                                          (469,895)           (30,821)          (60,597)
  Increase in cash surrender value of life
    insurance policies                                                  (193,488)          (142,788)         (182,639)
  Changes in operating assets and liabilities:
    Trading securities                                                   302,484            159,339        (1,588,535)
    Accrued interest receivable                                          (86,512)          (758,154)         (177,742)
    Other assets                                                      (2,485,432)            95,951           132,014
    Deferred compensation                                               (119,798)         2,640,164          (229,460)
    Accrued expenses and other liabilities                            (1,518,149)          (712,478)          (53,819)
                                                                    ------------       ------------      ------------
          Net cash provided (used) by operating activities              (280,273)         1,987,079           975,755

INVESTING ACTIVITIES:
 Purchases of investment securities                                   (8,000,000)       (91,852,663)       (4,571,962)
 Proceeds from sale of securities available-for-sale                  97,041,274         13,318,453                 -
 Proceeds from maturities and principal repayments
   of investment securities                                           13,646,889         33,572,759        25,157,038
 Increase in loans, net                                              (16,005,559)       (23,835,771)      (34,002,694)
 Core deposit premium paid                                                     -                  -        (2,703,136)
 Purchases of premises and equipment                                    (240,629)        (1,163,714)       (1,820,969)
                                                                    ------------       ------------      ------------
           Net cash provided (used) by in investing activities        86,441,975        (69,960,936)      (17,941,723)

                                                                     (Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
-------------------------------------------------------------------------------

                                                                         2000                1999                1998
FINANCING ACTIVITIES:
 Net increase (decrease) in deposits other
  than in acquisitions                                         $      23,080,716     $     16,354,083     $    (4,351,344)
 Deposits assumed in acquisitions                                              -                    -          56,533,956
 Federal Home Loan Bank advance                                    3,006,964,100        1,551,084,601       1,580,034,000
 Repayment of Federal Home Loan Bank
  advances                                                        (3,102,079,100)      (1,481,649,601)     (1,626,965,038)
 Net decrease in repurchase agreements                                  (700,000)             (32,645)        (18,577,355)
 Proceeds from stock offering                                                  -                    -          32,381,049
 Exercise of stock options                                                21,253              383,690              40,000
 Purchase of treasury shares                                          (7,801,669)         (11,882,222)                  -
Dividends paid                                                        (1,327,605)          (1,443,076)         (1,153,496)
                                                               -----------------     ----------------     ---------------
       Net cash provided (used) by
         financing activities                                        (81,842,305)          72,814,830          17,941,772

NET INCREASE IN CASH AND
 DUE FROM BANKS                                                        4,319,397            4,840,973             975,804

CASH AND DUE FROM BANKS,
  BEGINNING OF YEAR                                                    8,622,050            3,781,077           2,805,273
                                                               -----------------     ----------------      --------------

CASH AND DUE FROM BANKS,                                       $      12,941,447      $     8,622,050      $    3,781,077
 END OF YEAR                                                   =================      ===============      ==============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                     $      20,123,108      $    16,923,600      $   18,832,896
                                                               =================      ===============      ==============
  Income taxes                                                 $       2,274,076      $     1,175,000      $    1,201,232
                                                               =================      ===============      ==============
SUPPLEMENTAL DISCLOSURES OF
 NONCASH INVESTMENT ACTIVITIES:
 Transfers from loans to real estate acquired,
   or deemed acquired, through foreclosure                     $         947,756      $       943,789      $      128,829
                                                               =================      ===============      ==============

  Loans originated to finance the sale of real
    estate acquired through foreclosure                        $         505,147      $       513,150      $            -
                                                               =================      ===============      ==============

                                                                     (Concluded)

See notes to consolidated financial statements

POCAHONTAS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

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

     On March 31, 1998, the Bank and Pocahontas Federal Mutual Holding Company (the "Mutual Holding Company") completed a second step conversion (the "Reorganization"). As part of the Reorganization, Bancorp was formed as a first-tier wholly owned subsidiary of the Bank. The Mutual Holding Company was converted to an interim federal stock savings association and simultaneously merged with and into the Bank, at which point the Mutual Holding Company ceased to exist and 862,500 shares or 54% of the outstanding Bank common stock held by the Mutual Holding Company were canceled. A second interim savings and loan association ("Interim") formed by Bancorp solely for the Reorganization was then merged with and into the Bank. As a result of the merger of Interim with and into the Bank, the Bank became a wholly owned subsidiary of Bancorp. Pursuant to an exchange ratio of 4.0245 shares for each share of the Bank stock, which provided the public shareholders of the Bank a maintenance of their 46% ownership of Bancorp, the 769,924 outstanding shares held by the public shareholders of the Bank were exchanged for approximately 3,100,000 shares of Bancorp. Concurrent with the Reorganization, Bancorp sold 3,570,750 (essentially the equivalent of shares held by the Mutual Holding Company) additional shares to members of the Mutual Holding Company, employees of the Bank and the public at a price of $10.00 per share. Reorganization and stock offering costs of approximately $919,000 resulted in net proceeds from the offering of approximately $34,800,000.

     Each depositor of the Bank as of the effective date of the Reorganization will have, in the event of liquidation of the Bank, a right to his pro rata interest in a liquidation account established for the benefit of such depositors. The Reorganization was accounted for as a change in corporate form with the historic basis of accounting for the Bank unchanged.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Trading Securities - Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

     Securities Held-to-Maturity - Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in income using the level-yield method over the assets' remaining lives, adjusted for anticipated prepayments. Should other than a temporary decline in the fair value of a security occur, the carrying value of such security would be written down to current market value by a charge to operations. As of September 30, 2000, no securities were determined to have other than a temporary decline in fair value below cost.

     Securities Available-for-Sale - Available-for-sale securities consist of bonds, notes and debentures. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in a write-down of the individual security to its fair value. The related write-down would be included in earnings as a realized loss. As of September 30, 2000, no securities were determined to have other than a temporary decline in fair value below cost.

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

     Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Company considers the characteristics of (1) one-to-four family residential first mortgage loans; (2) automobile loans and; (3) consumer and home improvement loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type and then applying a loss factor to the remaining pool balance based on several factors including classification of the loans as to grade, past loss experience, inherent risks, economic conditions in the primary market areas and other factors which usually are beyond the control of the Company. Those segregated specific loans are evaluated using the present value of future cash flows, usually determined by estimating the fair value of the loan's collateral reduced by any cost of selling and discounted at the loan's effective interest rate if the estimated time to receipt of monies is more than three months.

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

     Impact of New Accounting Standards - The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") on July 1, 1998. As permitted by SFAS No. 133, on July 1, 1998, the Company transferred securities previously classified as held-to-maturity with a carrying value of approximately $177,800,000 and a fair value of approximately $182,400,000 into the available-for-sale category, where their carrying value became their fair value. This transfer resulted in an unrealized gain, net of tax of approximately $2,900,000 at July 1, 1998. The other provisions of SFAS No. 133 had no significant effect on the Company at July 1 or September 30, 1998, or for the year ended September 30, 1998.

     Reclassifications - Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair values of financial instruments at September 30, 2000 and 1999, were as follows (items which are not financial instruments are not included):

                                                                2000                             1999
                                                     Carrying         Estimated         Carrying        Estimated
                                                     Amounts         Fair Value         Amounts         Fair Value
       Financial assets and liabilities:
         Cash and due from banks                   $ 12,941,447     $ 12,941,447     $  8,622,050      $  8,622,050
         Cash surrender value of
           life insurance                             6,158,076        6,158,076        5,964,588         5,964,588
         Securities held-to-maturity                  9,465,856        9,105,099        9,482,122         9,020,480
         Securities-available-for sale              118,024,962      118,024,962      216,492,192       216,492,192
         Securities-trading                           1,126,712        1,126,712        1,429,196         1,429,196
         Loans receivable, net                      234,416,895      234,896,000      217,709,933       216,702,000
         Accrued interest receivable                  3,251,939        3,251,939        3,165,427         3,165,427
         Federal Home Loan Bank stock                 5,988,200        5,988,200       10,981,300        10,981,300
         Demand and savings deposits                 72,766,639       72,766,639       61,403,521        61,403,521
         Time deposits                              162,204,868      162,144,000      150,487,270       150,024,000
         Federal Home Loan Bank advances            117,990,000      117,990,000      213,105,000       212,602,000
         Securities sold under
           agreements to repurchase                   1,375,000        1,375,000        2,075,000         2,075,000


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

3.  INVESTMENT SECURITIES

     The amortized cost and estimated fair values of securities at September 30 are as follows:

                                                            2000
                                                    Gross            Gross         Estimated
                                     Amortized    Unrealized       Unrealized         Fair
      Held-to-maturity                 Cost          Gains           Losses          Value
State and municipal securities     $ 9,465,856    $    40,051      $  (400,808)    $ 9,105,099
                                   ===========    ===========      ===========     ===========

                                                                      2000
                                                               Gross          Gross           Estimated
                                             Amortized       Unrealized     Unrealized           Fair
    Available-for-sale                          Cost           Gains          Losses            Value
U.S. Government agencies                      $ 28,000,000   $          -   $  (904,802)     $ 27,095,198
Mortgage backed securities                      87,683,250        493,043    (1,246,529)       86,929,764
Corporate securities                             4,000,000              0             0         4,000,000
                                              ------------   ------------   -----------      ------------
              Total                           $119,683,250   $    493,043   $(2,151,331)     $118,024,962
                                              ============   ============   ===========      ============

                                                                      1999

                                                                  Gross          Gross        Estimated
                                                Amortized       Unrealized    Unrealized         Fair
      Held-to-maturity                            Cost            Gains         Losses          Value
U.S. Government agencies                      $     36,363   $          -   $         -      $     36,363
State and municipal securities                   9,445,759         32,008      (493,650)        8,984,117
                                              ------------   ------------   -----------      ------------
              Total                           $  9,482,122   $     32,008   $  (493,650)     $  9,020,480
                                              ============   ============   ===========      ============


                                                                      1999

                                                                   Gross          Gross         Estimated
                                                 Amortized      Unrealized     Unrealized          Fair
      Available-for-sale                            Cost           Gains         Losses           Value
U.S. Government agencies                      $ 26,000,000   $     34,375   $  (667,500)     $ 25,366,875
Mortgage backed securities                     189,874,086      2,274,571    (1,023,340)      191,125,317
                                              ------------   ------------   -----------      ------------
            Total                             $215,874,086   $  2,308,946   $(1,690,840)     $216,492,192
                                              ============   ============   ===========      ============

The amortized cost and estimated fair value of debt securities at September 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Held-to-Maturity              Available-for-Sale
                                             ----------------------------- -------------------------------
                                                              Estimated                      Estimated
                                               Amortized         Fair         Amortized         Fair
                                                 Cost           Value           Cost           Value
Due in one year or less                      $     5,003     $     5,010     $          -   $          -
Due from one year to five years                   20,000          20,038                -              -
Due from five years to ten years                 991,274         998,041       13,000,000     12,717,698
Due after ten years                            8,449,579       8,082,010       19,000,000     18,377,500
Mortgage backed securities                             -               -       87,683,250     86,929,764
                                             -----------     -----------     ------------   ------------
            Total                            $ 9,465,856     $ 9,105,099     $119,683,250   $118,024,962
                                             ===========     ===========     ============   ============

Securities with a carrying value and a fair value of $10,648,549 and $5,584,953 at September 30, 2000 and 1999, respectively, were pledged to collateralize public and trust deposits.

4.  LOANS RECEIVABLE

     Loans receivable at September 30 are summarized as follows:

                                                    2000             1999
        Real estate loans:
          Single-family residential           $  175,625,198    $  173,621,025
          Multifamily residential                  1,163,052         1,024,020
          Agricultural                             7,360,257         6,877,745
          Commercial                              25,729,930        23,296,263
                                              --------------    --------------
            Total real estate loans              209,878,437       204,819,053

        Other loans:
          Savings account loans                    1,665,225         1,528,578
          Commercial business                     12,554,881        10,932,200
          Other                                   13,616,455         8,112,081
                                              --------------    --------------
            Total other loans                     27,836,561        20,572,859
                                              --------------    --------------
            Total loans receivable               237,714,998       225,391,912

        Less:
          Undisbursed loan proceeds                1,345,162         5,753,098
          Unearned fees, net                         264,192           285,542
          Allowance for loan losses                1,688,749         1,643,339
                                              --------------    --------------
            Loans receivable, net             $  234,416,895    $  217,709,933
                                              ==============    ==============

     The Company originates adjustable rate mortgage loans to hold for investment. The Company also originates 15 year and 30 year fixed rate mortgage loans and sells substantially all new originations of such loans to outside investors. Loans held for sale at September 30, 2000 and 1999, are considered by management to be immaterial. Such loans generally have market rates of interest.

     The Company is not committed to lend additional funds to debtors whose loans have been modified.

     The Company grants real estate loans, primarily single-family residential loans, and consumer and agricultural real estate loans, primarily in north and east Arkansas. Substantially all loans are collateralized by real estate or consumer assets.

 5.  ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable at September 30 is summarized as follows:

                                               2000           1999
       Securities                          $ 1,202,317    $ 1,465,470
       Loans receivable                      2,049,622      1,699,957
                                           -----------    -----------

       TOTAL                               $ 3,251,939    $ 3,165,427
                                           ===========    ===========

6.   ALLOWANCE FOR LOAN AND FORECLOSED REAL ESTATE LOSSES

     Activity in the allowance for losses on loans and foreclosed real estate for the years ended September 30, 2000, 1999, 1998, and 1997 is as follows:

                                                                                              Foreclosed
                                                                                Loans         Real Estate
                                                                                -----         ------------
             BALANCE, SEPTEMBER 30, 1997                                      $1,691,007      $  43,287

               Charge-offs, net of recoveries                                     (6,566)        (1,195)
                                                                              ----------      ---------

             BALANCE, SEPTEMBER 30, 1998                                      $1,684,441      $  42,092

               Charge-offs, net of recoveries                                    (41,102)       (42,092)
                                                                              ----------      ---------

             BALANCE, SEPTEMBER 30, 1999                                      $1,643,339      $       -
                                                                              ----------      ---------

               Provision for Loan Losses                                      $  120,000      $       -
               Charge-offs, net of recoveries                                    (74,590)             -
                                                                              ----------      ---------

             BALANCE, SEPTEMBER 30, 2000                                      $1,688,749      $       0
                                                                              ==========      =========


        Gross charge-offs and recoveries are not material.

7.   PREMISES AND EQUIPMENT

        Premises and equipment at September 30 are summarized as follows:

                                                                       2000             1999
          Cost:
            Land                                                  $   573,490      $   573,490
            Buildings and improvements                              3,820,888        3,684,512

            Furniture, fixtures, and equipment                      1,609,221        1,560,996
                                                                   ----------       ----------
                                                                    6,003,599        5,818,998
          Less accumulated depreciation                            (2,223,749)      (1,800,841)
                                                                  -----------      -----------
          TOTAL                                                   $ 3,779,850      $ 4,018,157
                                                                  ===========      ===========


8.   DEPOSITS

            Deposits at September 30 are summarized as follows:

                                                                                2000              1999
       Checking accounts, including noninterest-bearing deposits
         of $8,511,517 and $8,200,683 in 2000 and 1999, respectively       $  57,461,316      $  48,385,973
       Passbook savings                                                       15,305,323         13,017,548
       Certificates of deposit                                               162,204,868        150,487,270
                                                                           -------------       ------------
       TOTAL                                                               $ 234,971,507      $ 211,890,791
                                                                           =============       ============

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $31,757,753 and $26,779,134 at September 30, 2000
and 1999, respectively.

At September 30, 2000, scheduled maturities of certificates of deposit are as follows:

   Years ending september 30:                                    Total

    2001                                                       151,098,243
    2002                                                         6,757,416
    2003                                                         2,301,623
    2004                                                         1,300,696
    2005                                                           675,538
    over 5 years                                                    71,352
                                                             -------------
   TOTAL                                                     $ 162,204,868
                                                             =============

     Interest expense on deposits for the years ended September 30, 2000, 1999, and 1998, is summarized as follows:

                                                          2000           1999          1998
      Checking                                        $ 1,008,497     $1,206,611    $  743,244
      Passbook savings                                    397,124        361,103       312,143
      Certificates of deposit                           8,944,560      7,328,110     6,796,947
                                                      -----------     ----------     ---------
TOTAL                                                 $10,350,181     $8,895,824    $7,852,334
                                                      ===========     ==========    ==========

 9. FEDERAL HOME LOAN BANK ADVANCES

     The Company is required to purchase stock in the FHLB. Such stock may be redeemed at par but is not readily marketable. At September 30, 2000 and 1999, the Company had stock of $5,988,200 and $10,981,300 respectively. Pursuant to collateral agreements with the FHLB, advances are collateralized by all of the Company's stock in the FHLB and by 75% of qualifying single-family first mortgage loans with a carrying value at September 30, 2000 and 1999, of approximately $132,000,000 and $127,000,000 respectively, and investment securities having a carrying value of $85,239,671 at September 30, 1999. Advances at September 30, 2000 and 1999, have a maturity dates as follows:

                                                       2000                        1999
                                             -------------------------  ----------------------------
                                              Weighted                     Weighted
                                              Average                      Average
                                               Rate          Amount         Rate         Amount
     September 30
      2000                                         -                 -           -                 -
      2001                                         -                 -        5.31%     $131,105,000
      2002                                      6.63%     $109,990,000                             0
      2003                                      6.42%        4,000,000        6.42%        4,000,000
      2004                                         -                 -           -                 -
      2005                                         -                 -           -                 -
      Greater than 5 years                      7.03%        4,000,000        4.72        78,000,000
                                                          ------------                  ------------
     TOTAL                                                $117,990,000                  $213,105,000
                                                          ============                  ============

     Interest expense on FHLB advances was $8,946,927, $7,966,406, and $9,987,640 for the years ended September 30, 2000, 1999, and 1998, respectively.

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase ("Reverse Repurchase Agreements" or "Reverse Repos") are as follows:

                                                  2000             1999

Balance outstanding at September 30             $  2,075,000     $  2,107,645

Average balance during the year                    1,900,833        2,273,133

Average interest rate during the year                   5.62%            5.16%

Maximum month-end balance during the year          2,465,000        3,241,800

Investment securities underlying the
  agreements at year-end:
  Carrying value                                   2,528,996        3,420,158
  Estimated market value                           2,528,996        3,420,158

    Interest expense on Reverse Repurchase Agreements was $108,293, $118,962, and $309,048 for the years ended September 30, 2000, 1999, and 1998, respectively.

11. DEFERRED COMPENSATION

     The Company has funded and unfunded deferred compensation agreements with a former executive and non-officer members of the Board of Directors. The plans limit the ability of the executive to compete with the Company and require that the directors continue to serve for a specified period of time. The amount of expense related to such plans for the years ended September 30, 2000, 1999, and 1998, was approximately $277,000, $277,000, and $179,000, respectively.

     On March 2, 1999, the Company, the Bank and an executive entered into an Employment Separation Agreement and Release (the "Agreement"). The Agreement provides, among other things, for the payment by the Company to the executive of $2,750,000, in installments of not less than $150,000 annually, with the entire unpaid amount due upon the executive's death. The unpaid balance earns interest at the Federal Funds rate, as determined each month, compounded monthly, until distributed. The unpaid balance, including accrued interest, was approximately $2,645,814 and $2,702,888 at September 30, 2000 and 1999, respectively. The Agreement provides that the executive will be entitled to an additional payout equal to $550,000 should there be a change in control of the Company or the Bank on or before April 30, 2003. Pursuant to the Agreement, the executive forfeits all shares of restricted stock awarded to him under the Company's current Recognition and Retention Plan and foregoes any additional benefits accruals or contributions under the Company's Restated Supplemental Executive Retirement Agreement. Pursuant to the Agreement, the executive's employment agreement was terminated (except for certain specified provisions) and no further payouts under the Employment Agreement are due to him.

12. RETIREMENT PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

     The Bank has a defined contribution retirement plan. The plan covers all employees who have accumulated one year with 1,000 hours of service in each year. A flat percentage rate, selected by discretion of the Board of Directors is applied to the base salary of each eligible employee. The retirement plan expense for the years ended September 30, 2000, 1999, and 1998, was $0, $0, and $170,000, respectively.

     The Bank established an Employee Stock Ownership Plan ("ESOP") on October 1, 1993. During 1994, the ESOP borrowed $523,250 which is collateralized by common stock of the Company and a guaranty of the Company. The note payable is guaranteed by the Company and was paid off during the year ended September 30, 1998. In connection with the Reorganization on March 31, 1998, the Company established a new ESOP. During 1998, the ESOP borrowed approximately $2.9 million from the Company to purchase shares of Company stock. The loan is collateralized by the shares that were purchased with the proceeds of the loan. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP. The Company contributed $500,000, $302,425, and $104,650, respectively to the ESOP in years ended September 30, 2000, 1999 and 1998.

     The Company also has a supplemental retirement plan for certain executive officers. The plan requires that a set amount be deposited into a trust each year until the executive officers reach 60 years of age. The amount of expense related to such plans was approximately $220,000, $402,000 and $402,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

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

     Income tax provision (benefit) for the years ended September 30 is summarized as follows:

                                               2000       1999         1998

Current                                     $1,740,487   $1,748,077  $1,353,856
Deferred                                      (107,635)  (1,281,899)    (59,617)
                                            ----------  -----------   ---------

TOTAL                                       $1,632,852     $ 466,178 $1,294,239
                                            ==========  ============ ==========

    The net deferred tax amount, which is included in other assets at September 30, 2000, and other liabilities at September 30, 1999, consisted of the following:


                                                                   2000           1999
Deferred tax assets:
  Deferred compensation                                     $  1,327,210       $ 1,358,084
  Allowance for loan losses                                      447,220           305,219
  Unrealized loss on securities - trading                        162,753           170,411
  Unrealized loss on securities - AFS Securities                 537,238                 0
  Core deposit premium amortization                               96,703            50,866
  Other                                                          122,590           196,871
                                                            ------------       -----------
          Total deferred tax assets                            2,693,714         2,081,451

Deferred tax liabilities:
  Unrealized gain on available-for-sale securities                     0          (236,735)
  FHLB stock dividends                                          (628,423)         (665,158)
  Other                                                          (12,686)           (8,560)
                                                           -------------        ----------
            Total deferred tax liabilities                      (641,109)         (910,453)
                                                           -------------        ----------

Net deferred tax asset (liability)                          $  2,052,605       $ 1,170,998
                                                           =============        ==========

The income tax provision differed from the amounts computed by applying the federal income tax rates as a result of the following:


                                             2000                    1999                  1998                    1997
                                  -------------------------- --------------------- ---------------------- ----------------------
Expected income tax expense           34.0%    $1,728,724      34.0%  $ 482,261      34.0%   $1,421,734      34.0%   $1,264,802
Exempt income                         (3.0)      (155,637)    (10.2)   (144,679)     (2.6)     (107,103)     (1.5)      (54,618)
Cash surrender value of life
  insurance                              -              -      (6.4)    (90,565)     (1.5)      (62,098)     (2.0)      (73,096)
State tax, net of federal benefit     7.10        363,357      11.2     158,669       4.3       179,389       4.0       147,312
ESOP contribution                        -              -      (1.8)    (25,343)      2.1        87,161         -             -
Change in estimate                   (0.20)       (10,208)        -           -      (4.3)     (179,892)     (0.3)      (12,688)
Other                                (6.00)      (293,384)      6.1      85,835      (1.1)      (44,952)      1.9        72,778
                                   -------     ----------    ------   ---------     -----    ----------     -----    ----------
TOTAL                                 31.9%    $1,632,852      32.9%  $ 466,178      30.9%   $1,294,239      36.1%   $1,344,490
                                   =======     ==========    ======   =========     ======   ==========     =====    ==========


      The Company and the Bank provide for the recognition of a deferred tax asset or liability for the future tax consequences of differences in carrying amounts and tax bases of assets and liabilities. Specifically exempted from this provision are bad debt reserves for tax purposes of U.S. savings and loan associations in the association's base year, as defined. Base year reserves total approximately $2,979,000 at September 30, 2000. Consequently, a deferred tax liability of approximately $1,141,000 related to such reserves is not provided for in the statement of financial condition at September 30, 2000.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

      As of September 30, 2000 and 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts (in thousands) and ratios are also presented in the table:

                                                                                                  Required
                                                                                            To Be Categorized As
                                                                           Required        Well Capitalized Under
                                                                         For Capital         Prompt Corrective
                                                     Actual           Adequacy Purposes      Action Provisions
                                             --------------------- ----------------------- -----------------------
                                                Amount    Ratio        Amount      Ratio     Amount      Ratio
As of September 30, 2000:

  Tangible capital to tangible assets           $35,423    8.92%        $ 5,955    1.50%       N/A        N/A

  Core capital to adjusted tangible assets       35,423    8.92          15,880    4.00     $19,850      5.00

  Total capital to risk weighted assets          37,050   17.66          16,784    8.00      20,968     10.00

  Tier I capital to risk weighted assets         35,423   16.88           8,392    4.00      12,581      6.00

As of September 30, 1999:

  Tangible capital to tangible assets           $44,555    9.35%        $ 7,151    1.50%       N/A        N/A

  Core capital to adjusted tangible assets       44,555    9.35          19,068    4.00     $23,835      5.00

  Total capital to risk weighted assets          46,167   20.23          18,212    8.00      22,764     10.00

  Tier I capital to risk weighted assests        44,555   19.56           9,106    4.00      13,659      6.00


15. RETAINED EARNINGS

      Upon the Reorganization, the Company established a special liquidation account for the benefit of eligible account holders and the supplemental eligible account holders in an amount equal to the net worth of the Bank as of the date of its latest statement of financial condition contained in the final offering circular used in connection with the Reorganization. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts in the Bank after the Reorganization. In the event of a complete liquidation (and only in such event), each eligible and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

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

 16.    EARNINGS PER SHARE

                                                        Year Ended September 30

                                                    2000           1999          1998
Basic EPS weighted average shares                5,166,038      5,802,860     6,388,906
Add dilutive effect of unexercised options           6,713         34,759       146,162
                                                ----------      ---------     ---------

      Dilutive EPS weighted average shares       5,172,751      5,837,619     6,535,068
                                                ==========     ==========    ==========


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

     At September 30, 2000, the Company had the following outstanding commitments to extend credit:

        Undisbursed loans in process                            $ 1,345,162
        Unfunded lines and letters of credit                      2,466,821
        Outstanding loan commitments                              1,816,593
                                                                -----------
            Total outstanding commitments                       $ 5,628,576
                                                                ===========

     The Company has not incurred any losses on its commitments in any of the three years in the period ended September 30, 2000.

RELATED PARTY TRANSACTIONS

     In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests total approximately $1,542,073, $1,045,214 and $818,594 at September 30, 2000, 1999 and 1998, respectively. During the year ended September 30, 2000, total principal additions were $667,014 and total principal payments were $170,155.

     Deposits from related parties held by the Company at September 30, 2000 and 1999 amounted to $627,578 and $849,889, respectively.

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

      1998 Stock Option Plan -

      The Company's stockholders adopted the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award any one or a combination of incentive stock options, non-statutory or compensatory stock options, limited rights, dividend equivalent rights and reload options, representing up to 357,075 shares of the Company's stock. The options will vest in equal amounts over five years beginning one year from the date of grant. Options granted vest immediately in the event of retirement, disability, or death and are generally exercisable for a three year period following such event. Outstanding stock options expire no later than 10 years from the date of grant. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 350,000 options on October 23, 1998 which have an exercise price of $9.00 per share, the fair value of the stock on that date. Seventy thousand options are exercisable of as September 30, 2000. The weighted average remaining contractual life of the options as of September 30, 2000, is 8.1 years.

      A summary of the activity of the Company's 1998 Stock Option Plan is as follows:

                                                                                            Weighted
                                                                                             Average
                                                                                            Exercise
                                                                              Shares          Price
Outstanding at September 30, 1998                                                   -
Granted                                                                       350,000         $9.00
Exercised                                                                           -
Forfeited                                                                           -
                                                                             --------
Outstanding at September 30, 1999                                             350,000         $9.00
Granted                                                                             -
Exercised                                                                           -
Forfeited                                                                           -
                                                                             --------
Outstanding at September 30, 2000                                             350,000         $9.00
                                                                             ========
Options exercisable at September 30, 1999                                           -
                                                                             ========
Options exercisable at September 30, 2000                                      70,000         $9.00
                                                                             ========


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

                                                                                    Year Ended
                                                                                    September 30
                                                                        ----------------------------------
                                                                                 2000             1999
Net income (in thousands):
  As reported                                                                  $3,452            $ 952
  Pro forma                                                                     3,180              816
Earnings per share:
  Basic - as reported                                                            0.67             0.16
  Basic - pro forma                                                              0.62             0.14
  Diluted - as reported                                                          0.67             0.16
  Diluted - pro forma                                                            0.62             0.14

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

   Compensation expense is being recognized based on the fair market value of the shares on the grant date of $9.00 over the vesting period. The shares will vest equally over a five year period with the first vesting date of January 3, 2000. Shares granted will be vested immediately in the event of disability or death. Approximately $247,000 and $440,000 in compensation expense was recognized during the year ended September 30, 2000 and 1999, respectively.

21.OTHER COMPREHENSIVE INCOME

                                                                                 Year Ended September 30, 2000
                                                                ----------------------------------------------------------------
                                                                  Before Tax               Tax Expense               Net-of-Tax
                                                                     Amount                  (Benefit)                 Amount
   UNREALIZED GAINS (LOSSES) ON SECURITIES:
    Unrealized holding gain (loss) on securities
     arising during period                                       $(1,828,831)                $(621,803)             $(1,207,028)
    Less reclassification adjustment for
     (gains) losses included in net income                          (447,563)                 (152,171)                (295,392)
                                                                 ------------                ----------             -----------
            Other comprehensive income (loss)                    $(2,276,394)                $(773,974)             $(1,502,420)
                                                                 ============                ==========             ===========
                                                                                 Year Ended September 30, 2000
                                                                ----------------------------------------------------------------
                                                                  Before Tax               Tax Expense               Net-of-Tax
                                                                     Amount                  (Benefit)                 Amount
   UNREALIZED GAINS (LOSSES) ON SECURITIES:
    Unrealized holding gain (loss) on securities
     arising during period                                       $(1,956,309)                $(665,145)             $(1,291,164)
    Less reclassification adjustment for
     (gains) losses included in net income                          (161,411)                  (54,880)                (106,531)
                                                                 ------------                ----------             ------------
            Other comprehensive income (loss)                    $(2,117,720)                $(720,025)             $(1,397,695)
                                                                 ============                ==========             ============

22.  PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following condensed statements of financial condition as of September 30, 2000 and 1999, and condensed statements of income and cash flows for the years ended September 30, 2000 and 1999, for Pocahontas Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

     POCAHONTAS BANCORP, INC.
     (PARENT COMPANY ONLY)

     CONDENSED STATEMENTS OF FINANCIAL CONDITION
     SEPTEMBER 30, 2000 AND 1999

                                                                            2000           1999
     ASSETS

     Deposit in Bank                                                    $ 4,013,763     $ 1,011,892
     Investment in Bank                                                  36,481,860      47,552,329
     Loan                                                                 2,443,525       2,443,525
     Investment securities                                                1,126,712       1,429,196
     Other assets                                                         2,145,272       1,401,115
                                                                        -----------     -----------

     TOTAL ASSETS                                                       $46,211,132     $53,838,057
                                                                        ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Accrued expenses and other liabilities                             $ 2,186,988     $ 3,102,731
     Deferred compensation                                                2,645,814       2,702,888
     Stockholders' equity                                                41,378,330      48,032,438
                                                                        -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $46,211,132     $53,838,057
                                                                        ===========     ===========

     CONDENSED STATEMENTS OF INCOME
     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

     INCOME:
       Interest and dividend income                                     $   515,573     $   423,375

     EXPENSES:
       Operating expenses                                                   785,477       3,709,582
                                                                        -----------     -----------
     LOSS BEFORE INCOME TAXES AND EQUITY IN
       IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                        (269,904)     (3,286,207)

     INCOME TAX (BENEFIT)                                                  (289,582)       (957,778)
                                                                        -----------     -----------
     INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
       EARNINGS OF BANK SUBSIDIARY
                                                                             19,678      (2,328,429)
     EQUITY IN UNDISTRIBUTED EARNINGS OF BANK
       SUBSIDIARY                                                         3,431,951       3,280,666
                                                                        -----------     -----------
     NET INCOME                                                         $ 3,451,629      $  952,237
                                                                        ===========     ===========

POCAHONTAS BANCORP, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                 2000                         1999
  OPERATING ACTIVITIES:

   Net income                                                                $ 3,451,629                $    952,237
   Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Equity in undistributed earnings of Bank subsidiary                       (3,431,951)                 (3,280,666)
    Stock compensation                                                           504,704                     852,706
    Other
    Changes in operating assets and liabilities:
      Investment securities                                                      302,484                     159,339
      Other assets                                                              (744,157)                 (1,261,176)
      Accrued expenses and other liabilities                                    (915,743)                    209,646
      Deferred compensation                                                      (57,074)                  2,702,888
                                                                             -----------                ------------
            Net cash provided (used) by operating activities                    (890,108)                    334,974

  INVESTING ACTIVITIES:
    Distribution from subsidiary                                             $13,000,000                $     15,577

  FINANCING ACTIVITIES:
    Options exercised                                                             21,253                     383,690
    Dividends paid                                                            (1,327,605)                 (1,443,076)
    Purchase of treasury stock                                                (7,801,669)                (11,882,222)
                                                                             -----------                ------------
            Net cash used by financing activities                             (9,108,021)                (12,941,608)
                                                                             -----------                ------------
  NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                                                3,001,871                 (12,591,057)

    CASH AND CASH EQUIVALENTS
   Beginning of period                                                         1,011,892                  13,602,949
                                                                             -----------                ------------
   End of period                                                             $ 4,013,763                $  1,011,892
                                                                             ===========                ============

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables represent summarized data for each of the four quarters in the years ended September 30, 2000 and 1999:

                                                                     2000
                                                        (in thousands, except per share data)

                                                     Fourth      Third      Second       First
                                                     Quarter    Quarter     Quarter     Quarter
     Interest income                                $ 7,037     $ 7,415     $ 7,659     $ 7,816
     Interest expense                                 4,908       4,981       4,904       4,932
                                                    -------     -------     -------     -------
     Net interest income                              2,129       2,434       2,755       2,884
     Provision for loan losses                          120           -           -           -
                                                    -------     -------     -------     -------
     Net interest income after
       provision for loan losses                      2,009       2,434       2,755       2,884
     Non-interest income                                761         879         630         832
     Non-interest expense                             1,695       2,125       2,177       2,102
                                                    -------     -------     -------     -------
     Income before income taxes                       1,075       1,188       1,208       1,614
     Income tax expense                                 218         441         399         575
                                                    -------     -------     -------     -------
     Net income                                     $   857     $   747         809     $ 1,039
                                                    =======     =======     =======     =======
     Basic earnings per share                       $  0.18     $  0.14     $  0.15     $  0.20
     Diluted earnings per share                     $  0.18     $  0.14     $  0.15     $  0.20
     Cash dividends declared per
       common share                                 $ 0.065     $ 0.065     $ 0.060     $ 0.060

                                                                     1999
                                                     (in thousands, except per share data)

                                                     Fourth      Third      Second       First
                                                     Quarter    Quarter     Quarter     Quarter
     Interest income                                $ 7,673     $ 6,780     $ 6,642     $ 6,865
     Interest expense                                 4,859       4,192       3,948       4,218
                                                    -------     -------     -------     -------
     Net interest income                              2,814       2,588       2,694       2,647
     Provision for loan losses                            -           -           -           -
                                                    -------     -------     -------     -------
     Net interest income after
       provision for loan losses                      2,814       2,588       2,694       2,647
     Non-interest income                                466         564         322         575
     Non-interest expense                             2,129       2,078       4,992       2,053
                                                    -------     -------     -------     -------
     Income before income taxes                       1,151       1,074      (1,976)      1,169
     Income tax expense                                 375         372        (640)        359
                                                    -------     -------     -------     -------
     Net income                                     $   776     $   702     $(1,336)    $   810
                                                    =======     =======     =======     =======
     Basic earnings per share                       $  0.13     $  0.13     $ (0.23)    $  0.13
     Diluted earnings per share                     $  0.13     $  0.12     $ (0.23)    $  0.13
     Cash dividends declared per
       common share                                 $ 0.060     $ 0.060     $ 0.060     $ 0.060

                            *  *  *  *  *  *  *  *

ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------         ---------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

          Not applicable.

                                   PART III

ITEM 10     DIRECTORS AND OFFICERS OF THE REGISTRANT
-------     ----------------------------------------

     The table below sets forth certain information, as of September 30, 2000, regarding members of the Company's Board of Directors, including the terms of office of Board members.

                                                                            Shares of
                                                                          Common Stock
                               Positions                                  Beneficially
                              Held in the      Served      Current Term     Owned on          Percent
Name (1)Age                     Company        Since (2)     to Expire    Record Date (3)     Of Class
-----------       ---------------------        ---------     ---------    --------------      --------
Nominees
Skip Martin       51       Director              1988         2001            172,147             3.8%

Charles R. Ervin  63       Director              1988         2001             67,477             1.5%

Dwayne Powell     36       Chief Financial       2000         2001
                           Officer                                             96,057             2.1%

Directors Continuing in Office

Ralph B. Baltz    53       Chairman              1986         2000            141,902             3.1%

Marcus Van Camp   52       Director              1990         2000             39,182               *

N. Ray Campbell   50       Director              1992         2000             51,099               *

James A. Edington 50       President and         1994         1999            209,844             4.6%
                           Director

Robert Rainwater  65       Director              1981         1999             39,324               *

Executive Officer

Bill B. Stacy     58       SVP, Loan Officer                                   18,203               *

Richard Olvey     57       SVP, Loan Officer                                   34,043               *

____________________

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

ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------

     The following table sets forth for the years ended September 30, 2000, 1999, and 1998, certain information as to the total remuneration paid by the Company to the Chief Executive Officer and all other executive officers whose salary and bonuses exceeded $100,000 ("Named Executive Officers").

                                                                          Long-Term Compensation
                                                                     -------------------------------
                                           Annual Compensation         Awards               Payouts
                                     ------------------------------  -------------------------------
                            Year                           Other      Restricted   Options/                 All
Name and                    Ended                       Annual Com-     Stock       SARS      LTIP         Other
Principal Position        Sept. 30,  Salary (1)  Bonus   pensation    Awards (3)     (#)     Payouts  Compensation (2)
------------------------  ---------  ----------  -----  -----------  -----------  ---------  -------  ----------------
Skip Martin.............       2000   $ 21,000      --           --          --         --        --          $    --
President and CEO(4)....       1999    142,418      --           --      80,000         --        --               --
                               1998    196,000      --           --          --         --        --           20,161

James A. Edington.......       2000    196,000      --           --          --         --        --           27,990
  President and CEO(4)..       1999    196,565      --           --     321,354     80,000        --           30,637
                               1998    171,000      --           --          --         --        --           20,161

Dwayne Powell...........       2000    153,500      --           --          --         --        --           27,668
  Chief Financial.......       1999    150,175      --           --     321,354     80,000        --           29,387
  Officer...............       1998    125,000      --           --          --         --        --           20,161

_________________________

(1)  Includes Board of Director and committee fees.
(2) Consists of payments made pursuant to the Bank's Profit Sharing Plan. See "--Benefits for Employees and Officers." Also includes the Bank's contributions or allocations (but not earnings) pursuant to the Bank's Employee Stock Ownership Plan. Does not include benefits pursuant to the Bank's Pension Plan. See "--Benefits for Employees and Officers."
(3) Represents awards made pursuant to the Company's Recognition and Retention Plan for Employees, which awards vest in five equal annual installments commencing on January 3, 2000. Dividends on such shares accrue and are paid to the recipient when the shares are granted. The value of such shares was determined by multiplying the number of shares awarded by the price at which the shares of common stock were sold.
(4) Mr. Edington was appointed President and Chief Executive Officer in April 1999 upon retirement of Mr. Martin.

 ==================================================================================================
                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                  FISCAL YEAR-END OPTION VALUES
==================================================================================================
                        Shares
                       Acquired                 Number of Unexercised      Value of Unexercised
                         Upon       Value            Options at           In-The-Money Options at
Name                   Exercise    Realized        Fiscal Year-End            Fiscal Year-End
                                            ------------------------------------------------------
                                              Exercisable/Unexercisable  Exercisable/Unexercisable
==================================================================================================
Skip Martin                   --          --                   0/80,000             $0/$0

James A. Edington             --                               0/80,000             $0/$0

Dwayne Powell                 --                               0/80,000             $0/$0
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

          The following table sets forth, as of the Record Date, the shares of Common Stock beneficially owned by the Company's directors, named executive officers (as defined in ""Executive Compensation"), and executive officers and directors as a group, as well as each person who was the beneficial owner of more than 5% of the outstanding shares of Company Common Stock as of the Record Date.

                                        Amount of Shares
                                        Owned and Nature   Percent of Shares
                                          of Beneficial     of Common Stock
 Holder                                   Ownership (1)     Outstanding (4)
 ------                                   ------------      --------------

All Directors and Executive Officers
as a Group (8 persons)                       869,278             18.9

Pocahontas Federal Savings and Loan          460,416             10.0
401(k) Savings and Employee Stock
Ownership Plan. (2)(3)

____________________________

(1) Based solely upon the filings made pursuant to the Exchange Act and information furnished by the respective persons. In accordance with Rule 13d 3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has sole or shared voting or investment power with respect to such shares, or has a right to acquire beneficial ownership at any time within 60 days from the date as to which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as shares owned by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2) Under the Pocahontas Federal Savings and Loan Association 401(k) Savings and Employee Stock Ownership Plan (the "ESOP"), shares allocated to participants' accounts are voted in accordance with the participants' directions. Unallocated shares held by the ESOP are voted by the ESOP Trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares. As of the Record Date, 311,007 shares of Common Stock were allocated under the ESOP.
(3) Excludes 79,970 shares of Common Stock or 14.4% of the shares of Common Stock outstanding, owned by the ESOP for the benefit of the named Executive Officers of the Bank.
(4) Total Common Stock outstanding includes shares that may be acquired pursuant to presently exercisable options.

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

          All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law generally requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates, subject to limited exceptions. However, recent regulations now permit executive officers and directors to receive the same terms on loans through plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to all directors, executive officers, and their associates totaled $1,542,073 at September 30, 2000, which was 3.7% of the Company's stockholders' equity at that date. There were no loans outstanding to any director, executive officer or their affiliates at preferential rates or terms which in the aggregate exceeded $60,000 during the three years ended September 30, 2000. All loans to directors and officers were performing in accordance with their terms at September 30, 2000.

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

        (a)(3) Exhibits
               --------

                                                     Sequential Page
                                                   Reference to Prior        Number Where
                                                    Filing or Exhibit      Attached Exhibits
Regulation S-K                                      Number Attached      Are Located in This
Exhibit Number              Document                     Hereto           Form 10-K Report
--------------              --------                 --------------       ----------------
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


       16              Letter re: change in
                            certifying                    None              Not Applicable
                            accountants

       18              Letter re: change in
                       accounting principles              None              Not Applicable

       19               Previously unfiled
                             documents                    None              Not Applicable

       21           Subsidiaries of Registrant             21                   Page 29

                                                     Sequential Page
                                                   Reference to Prior        Number Where
                                                    Filing or Exhibit      Attached Exhibits
Regulation S-K                                      Number Attached      Are Located in This
Exhibit Number              Document                     Hereto           Form 10-K Report
--------------              --------                  ----------          ----------------
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

                                     POCAHONTAS BANCORP, INC.


Date: December 20, 2000                      By:  /s/ James Edington
      -----------------                           ------------------------------
                                                   James Edington, President and
                                                   Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  James Edington                     By:  /s/ Dwayne Powell
    -------------------------------------         ------------------------------
    James Edington                                Dwayne Powell
    President, Chief Executive Officer,           Chief Financial Officer,
Treasurer and Director                            Secretary and
    (Principal Executive Officer)                 (Principal Financial Officer)

Date: December 20, 2000                           Date: December 20, 2000
      -----------------                                 -----------------

By:  /s/  Ralph P. Baltz                     By:  /s/  Skip Martin
    -------------------------------------         ------------------------------
    Ralph P. Baltz                                Skip Martin
    Chairman of the Board and Director            Director

Date: December 20, 2000                           Date: December 20, 2000
      -----------------                                 -----------------


By:  /s/ Charles R. Ervin                    By: /s/ Marcus Van Camp
     ------------------------------------        -------------------------------
    Charles R. Ervin                             Marcus Van Camp
    Director                                     Director

Date: December 20, 2000                          Date:  December 20, 2000
      -----------------                                  -----------------



By:  /s/ N. Ray Campbell                     By:  /s/ Robert Rainwater
    -------------------------------------         ------------------------------
    N. Ray Campbell                               Robert Rainwater
    Director                                      Director

Date: December 20, 2000                           Date: December 20, 2000
      -----------------                                 -----------------