Form 10-Q
period 2000-12-31
POCAHONTAS BANCORP INC
filed 2001-02-14
CIK 1051859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20552

                                    Form 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE # 0-23969
                            POCAHONTAS BANCORP, INC.


                DELAWARE                    IRS Employer Identification
                --------                    ----------------------------
                                                  No. 71-0806097

                  Address                      Telephone Number
                  -------                      ----------------

               203 West Broadway                (870) 892-4595
              Pocahontas, Arkansas  72455


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

     There were 4,454,357 shares of Common Stock ($.10 par value) issued and outstanding as of December 31, 2000. pocahontas Bancorp, Inc.
================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

   Condensed Consolidated Statements of Financial Condition at
      December 31, 2000 and September 30, 2000                              1

   Condensed Consolidated Statements of Income for the Three Months
      Ended December 31, 2000 and 1999                                      2

   Condensed Consolidated Statements of Cash Flows for the Three
      Months Ended December 31,2000 and 1999                                3

   Notes to Condensed consolidated Financial Statements                     4

   Independent Accountants' Report                                          6

   Item 2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             7

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk     10

PART II. OTHER INFORMATION                                                 10

ITEM 1

POCAHONTAS BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                   (Unaudited)
                                                                 December 31, 2000          September 30, 2000
ASSETS

Cash                                                               $   7,167,851               $  12,941,447
Cash surrender value of life insurance                                 6,206,448                   6,158,076
Investment securities -- trading                                       1,246,488                   1,126,712
Investment securities -- held to maturity                             11,392,209                   9,465,856
Investment securities -- available for sale                          107,839,968                 118,024,962
Loans receivable, net                                                233,058,213                 234,416,895
Accrued interest receivable                                            3,034,444                   3,251,939
Premises and equipment, net                                            3,685,099                   3,779,850
Federal Home Loan Bank Stock, at cost                                  5,156,300                   5,988,200
Core deposit premium                                                   2,082,617                   2,154,131
Other assets                                                           3,094,284                   3,796,455
                                                                   -------------               -------------
TOTAL ASSETS                                                       $ 383,963,921               $ 401,104,523
                                                                   =============               =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                         $ 234,274,495               $ 234,971,507
  Federal Home Loan Bank advances                                     98,680,000                 117,990,000
  Securities sold under agreements to repurchase                       2,650,000                   1,375,000
  Deferred compensation                                                3,246,834                   3,238,092
  Accrued expenses and other liabilties                                2,419,254                   2,151,594
                                                                   -------------               -------------
            Total liabilities                                        341,270,583                 359,726,193

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock                                                            69,553                      69,553
  Additional paid-in capital                                          51,307,395                  51,307,395
  Reduction for ESOP debt guaranty                                    (2,032,221)                 (2,032,221)
  Unearned RRP Shares                                                   (240,061)                   (277,660)
  Accumulated other comprehensive income (loss)                         (160,461)                 (1,094,470)
  Retained earnings                                                   13,433,024                  13,089,624
                                                                   -------------               -------------
                                                                      62,377,229                  61,062,221
Less treasury stock at cost                                          (19,683,891)                (19,683,891)
                                                                   -------------               -------------
            Total stockholders' equity                                42,693,338                  41,378,330
                                                                   -------------               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 383,963,921               $ 401,104,523
                                                                   =============               =============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                    2000              1999
                                                                                    ----              ----
INTEREST INCOME:
  Loans receivable                                                              $ 4,725,979       $ 4,286,259
  Investment securities                                                           2,330,405         3,530,266
                                                                                -----------       -----------
            Total interest income                                                 7,056,384         7,816,525

INTEREST EXPENSE:
  Deposits                                                                        3,037,264         2,319,153
  Borrowed funds                                                                  1,863,638         2,612,662
                                                                                -----------       -----------
            Total interest expense                                                4,900,902         4,931,815
NET INTEREST INCOME                                                               2,155,482         2,884,710
                                                                                -----------       -----------
PROVISION FOR LOAN LOSSES                                                                -                 -
                                                                                -----------       -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                 2,155,482         2,884,710

OTHER INCOME:
  Dividends                                                                          99,283           163,039
  Fees and service charges                                                          396,993           384,936
  Gain on sale of securities                                                         37,769           266,690
  Trading gain (loss)                                                                55,197           (19,038)
  Other                                                                              84,830            36,409
                                                                                -----------       -----------
            Total other income                                                      674,072           832,036
                                                                                -----------       -----------
OPERATING EXPENSE:
  Compensation and benefits                                                       1,125,727         1,114,908
  Occupancy and equipment                                                           243,421           242,596
  SAIF deposit insurance premium                                                     11,490            30,140
  Professional fees                                                                  95,178            84,569
  Data processing                                                                    87,681            81,244
  Advertising                                                                        74,995           165,872
  OTS assessment                                                                     22,755            21,330
  Other                                                                             325,288           361,830
                                                                                -----------       -----------
            Total operating expense                                               1,986,535         2,102,489
INCOME BEFORE INCOME TAXES                                                          843,019         1,614,257
INCOME TAXES                                                                        190,000           575,000
                                                                                -----------       -----------
NET INCOME                                                                          653,019         1,039,257
                                                                                -----------       -----------
OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
  Unrealized holding gain (loss) on available for sale securities
    arising during period                                                           909,708        (1,845,857)
  Reclassification adjustment for gains included in net income                      (24,300)         (171,748)
                                                                                -----------       -----------
            Other comprehensive income/(loss)                                       885,408        (2,017,605)
                                                                                -----------       -----------
COMPREHENSIVE INCOME (LOSS)                                                     $ 1,538,427       $  (978,348)
                                                                                ===========       ===========
BASIC EARNINGS PER SHARE                                                        $      0.15       $      0.20
                                                                                ===========       ===========
DILUTED EARNINGS PER SHARE                                                      $      0.15       $      0.20
                                                                                ===========       ===========


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                2000                 1999
                                                                                ----                 ----
OPERATING ACTIVITIES:
  Net income                                                                $     653,019        $  1,039,257
  Adjustments to reconcile net income to net cash
    Depreciation of premises and equipment                                        112,950             117,761
    Amortization of deferred loan fees                                            (11,436)            (20,991)
    Amortization of premiums and discounts, net                                   (93,081)            (56,464)
    Net gain on sale of assets                                                    (38,276)             (8,697)
    Cash surrender value of life insurance policies                               (48,372)            (48,371)
    Trading securities                                                           (119,776)            541,701
    Accrued interest receivable                                                   217,495             316,484
    Core deposit premium                                                           71,514              71,514
    Other assets                                                                  550,322            (372,874)
    Expensed RRP shares                                                                -               61,702
    Deferred compensation                                                           8,742             (39,135)
    Accrued expenses and other liabilities                                        267,660          (1,282,771)
                                                                            -------------        ------------
            Net cash provided by operating activities                           1,570,761             319,116
                                                                            -------------        ------------
INVESTING ACTIVITIES:
  Purchase of investment securities                                            (1,898,050)                  0
  Loan repayments and originations, net                                         1,370,625          (4,063,422)
  Net decrease in FHLB stock                                                      831,900           2,287,800
  Proceeds from maturities, sales and principal repayments
    of investment securities                                                   11,221,550          39,547,616
  Proceeds from sale of real estate owned                                         151,849             122,175
  Purchase of premises and equipment                                              (18,199)            (58,468)
                                                                            -------------        ------------
            Net cash provided by investing activities                          11,659,675          37,835,701
                                                                            -------------        ------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                            (697,012)          9,215,262
  Net increase in repurchase agreements                                         1,275,000             125,000
  Proceeds of FHLB advances                                                   594,995,000         429,291,000
  Repayment of  FHLB advances                                                (614,305,000)       (471,456,000)
  Purchase of Treasury Stock                                                            0             (47,004)
  Issuance of RRP's                                                                37,599                   0
  Dividends paid                                                                 (309,619)           (331,117)
                                                                            -------------        ------------
            Net cash used by financing activities                             (19,004,032)        (33,202,859)
                                                                            -------------        ------------

NET INCREASE/(DECREASE) IN CASH                                                (5,773,596)          4,951,958

CASH AT BEGINNING OF PERIOD                                                    12,941,447           8,622,050
                                                                            -------------        ------------
CASH AT END OF PERIOD                                                       $   7,167,851        $ 13,574,008
                                                                            =============        ============


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
   Article 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001, or any interim period.

   The interim financial information should be read in conjunction with the consolidated financial statements and notes of Pocahontas Bancorp, Inc. (the "Company"), included in the Annual Report for the fiscal year ended September 30, 2000. The accompanying unaudited consolidated financial statements include the accounts of the Company and Pocahontas Federal Savings and Loan Association (the "Bank"). The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

2. EARNINGS PER COMMON SHARE

   The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented.

   The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                       Three Months
                                                          Ended
                                                   ------------------------------------------
                                                        December 31,            December 31,
                                                           2000                    1999

Total basic shares outstanding                              4,284,357               5,302,928
Add dilutive effect of unexercised options                      9,328                  24,758
                                                            ---------               ---------
             Total weighted average shares
               outstanding for dilutive earnings
               per share calculation                        4,293,685               5,327,686
                                                            =========               =========

3. DECLARATION OF DIVIDENDS

   On November 8, 2000, the Board of Directors declared a $0.065 per share quarterly dividend for holders of record December 15, 2000.

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

                                          As Reported           Pro forma
   Net income in thousands                    $ 653               $ 629
   Earnings per share:
     Basic                                    $0.15               $0.15
     Diluted                                  $0.15               $0.15

   There were 350,000 unexercised options outstanding under the Company's 1998 Stock Option Plan as of September 30, 2000. No options were exercised, forfeited or granted under the 1998 Stock Option Plan during the quarter ended December 31, 2000.


5. SUBSEQUENT EVENT

   On January 4, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and between the Company and Walden/Smith Financial Group, Inc. and First Community Bank. Under the terms of the Agreement, the Company will acquire by merger Walden/Smith Financial Group, Inc. As part of the transaction, First Community Bank will be merged with the Bank, which will remain the wholly-owned subsidiary of the Company.

   In connection with the merger, all outstanding shares of common stock of Walden/Smith Financial Group, Inc. will be canceled in exchange for the right to receive aggregate merger consideration of $28 million, subject to certain adjustments. The transaction will be accounted for using the purchase method. A copy of the Agreement and Plan of Merger and the press release relating to the announcement of the transaction was filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on January 19, 2001.


                                *  *  *  *  *  *

INDEPENDENT ACCOUNTANTS' REPORT
To the Board of Directors and Stockholders of Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the "Company") as of December 31, 2000, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 8, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2000, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Deloitte & Toushe LLP


Little Rock, Arkansas
February 9, 2001

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition at December 31, 2000, as compared to September 30, 2000.

Forward-Looking Statements. When used in this 10Q Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General. The Company's total assets decreased $17.1 million or 4.3% to $384.0 million at December 31, 2000, as compared to $401.1 million at September 30, 2000, primarily due to the use of proceeds from the sale of investment securities and excess cash on hand at September 30, 2000 to repay FHLB advances.

Loans receivable, net. Net loans receivable decreased by $1.4 million or .6% to $233.0 million at December 31, 2000, from $234.4 million as of September 30, 2000, primarily due to the decrease in demand for mortgage loans within the Bank's market area. With an anticipated decline in interest rates management expects mortgage volume to increase in the Company's second quarter.

Investment securities held to maturity. Investment securities held to maturity increased $1.9 million, or 20.0%, to $11.4 million at December 31, 2000, from $9.5 million at September 30, 2000. The increase in the Company's held to maturity investment portfolio was due to the purchase of $2.0 million of corporate bonds.

Investment securities available for sale. Investment securities available for sale decreased $10.2 million, or 8.6%, to $107.8 million at December 31, 2000, from $118.0 million at September 30, 2000. The decrease was primarily due to the sale of $4.9 million investment securities and the call of $4.0 million of investment securities during the quarter ended December 31, 2000.

Trading securities. Trading securities increased $0.1 million, or 9.1%, to $1.2 million at December 31, 2000, from $1.1 million at September 30, 2000. This increase was the result of a increase in market value of trading securities.

Deposits. Deposits decreased $0.7 million or 0.3% to $234.3 million at December 31, 2000, from $235.0 million at September 30, 2000, primarily due to the increase in competition within the local market area and changes in the interest rate environment.

Federal Home Loan Bank Advances and securities sold under agreements to repurchase. FHLB advances decreased $19.3 million or 16.4% to $98.7 million at December 31, 2000, from $118.0 million at September 30, 2000. This decrease was due to the use of proceeds from the sale of investment securities and excess cash on hand at to repay advances.

Stockholders' equity. Total stockholders' equity increased $1.3 million or 3.2% to $42.7 million at December 31, 2000, from $41.4 million at September 30, 2000. Such increase was due to income from continuing operations less dividends and an increase in the unrealized gain on available for sale securities, net of the income tax effect.

Comparison of Results of Operations for the Three Months Ended December, 2000 and 1999

Overview. For the three-month periods ended December 31, 2000 and 1999, net income was $653,019 and $1,039,257 respectively.

Net interest income. For the three-month period ended December 31, 2000 and 1999, net interest income decreased approximately $729,228 or 25.3% to $2.2 million. The decrease in net interest income was due to the decrease in net loans receivable, decrease in investment securities, and higher average rates on deposits and borrowings. The decrease in net interest income is also due to the fact that the average rates on deposits have increased faster than the average rates on loans receivable. Approximately $3.3 million of the decrease in net interest income was due to the changes in rate and approximately $.2 million of the decrease was due to changes in volume.


Total Operating Expense. For the three-month period ended December 31, 2000 and 1999, total operating expense decreased approximately $115,954 or 5.5% to $2.0 million. The decrease in total operating expense was due to normal fluctuations in operations and continued cost control efforts.


Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. No provision for loan losses was made during the three month periods ended December 31, 2000 and 1999. Management believes that the current allowance for loan loss is adequate to absorb loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.



                                                               December 31, 2000          September 30, 2000
                                                               -----------------          ------------------
                                                                            (Dollars in Thousands)
Delinquent loans:
  Single family mortgage                                             $ 1,345                   $ 1,477
  Other mortgage loans                                                   384                       485
  Other loans                                                             64                        54
                                                                     -------                   -------
            Total delinquent loans                                     1,793                     2,016
Total real estate owned (1)                                              786                       646
                                                                     -------                   -------
Total non-performing assets                                            2,579                     2,662
Total loans delinquent 90 days or more to net
  loans receivable                                                     0.77%                     0.86%
Total loans delinquent 90 days or more to total assets                 0.47%                     0.50%
Total nonperforming loans and REO to total assets                      0.67%                     0.66%

-----------------
(1) Net of valuation allowances

It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due decreased $223,000 or 11.1% between September 30, 2000 and December 31, 2000.


Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no longer than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the three-months ended December 31, 2000.

At December 31, 2000, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At December 31, 2000, the Bank's capital ratios exceeded all regulatory requirements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of qualitative and quantitative risks in the September 30, 2000 annual report. There have been no material changes in the market risk of the Company in the intervening three-month period.

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

                            POCAHONTAS BANCORP, INC.



Date:  _________          _____________________________________
                                   James Edington
                                  President and CEO


Date:  _________          ___________________________________

                                   Dwayne Powell
                             Chief Financial Officer