Form 10-Q
period 2001-03-31
POCAHONTAS BANCORP INC
filed 2001-05-15
CIK 1051859

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

            (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE # 0-23969
                           POCAHONTAS BANCORP, INC.

          State of Incorporation
          ----------------------

             DELAWARE                   IRS Employer Identification
                                                  No. 71-0806097

              Address                     Telephone Number
              -------                     ----------------

            203 West Broadway             (870) 892-4595
           Pocahontas, Arkansas  72455


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

There were 4,454,357 shares of Common Stock ($0.10 par value) issued and outstanding as of March 31, 2001.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements:

   Condensed Consolidated Statements of Financial Condition at March 31,
    2001 (unaudited) and September 30, 2000                                    1

   Condensed Consolidated Statements of Income and Comprehensive Income
    for the Three and Six Months Ended March 31, 2001 and 2000 (unaudited)     2

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
    March 31, 2001 and 2000 (unaudited)                                        3

   Notes to Condensed Consolidated Financial Statements (unaudited)            4

   Independent Accountants' Report                                             8

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

PART II.  OTHER INFORMATION                                                   14

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------


                                                (Unaudited)
                                              March 31, 2001  September 30, 2000
ASSETS

Cash                                             $ 16,838,777      $ 12,941,447
Cash surrender value of life insurance              6,254,820         6,158,076
Investment securities - trading                     1,513,665         1,126,712
Investment securities - held to maturity           11,429,840         9,465,856
Investment securities - available for sale        103,584,402       118,024,962
Loans receivable, net                             233,460,023       234,416,895
Accrued interest receivable                         3,151,154         3,251,939
Premises and equipment, net                         3,630,404         3,779,850
Federal Home Loan Bank Stock, at cost               5,132,500         5,988,200
Core deposit premium                                2,011,102         2,154,131
Other assets                                        2,743,737         3,796,455
                                                 ------------      ------------

TOTAL ASSETS                                     $389,750,424      $401,104,523
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits                                        $232,277,003      $234,971,507
 Federal Home Loan Bank advances                   98,125,000       117,990,000
 Securities sold under agreements to repurchase     1,810,000         1,375,000
 Deferred compensation                              3,170,387         3,238,092
 Accrued expenses and other liabilities             2,791,202         2,151,594
                                                  ------------     ------------

          Total liabilities                       338,173,592       359,726,193
  Trust Preferred Securities                        7,226,500                 0

STOCKHOLDERS' EQUITY:
 Common stock                                          69,696            69,553
 Additional paid-in capital                        51,342,840        51,307,395
 Unearned ESOP Shares                              (2,032,221)       (2,032,221)
 Unearned RRP Shares                                 (202,401)         (277,660)
 Accumulated other comprehesive income (loss)         865,554        (1,094,470)
                                                 ------------      ------------
  Retained earnings                                13,990,755        13,089,624
                                                 ------------      ------------
                                                   64,034,223        61,062,221
  Treasury stock                                  (19,683,891)      (19,683,891)
                                                 ------------      ------------
           Total stockholders' equity              44,350,332        41,378,330
                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $389,750,424      $401,104,523
                                                 ============      ============



See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP,INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
 COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Three Months Ended                          Six Months Ended
                                                          March 31,                                   March 31,
                                                      2001                  2000                  2001                  2000
INTEREST INCOME:
  Loans receivable                              $4,730,776            $4,323,478           $ 9,456,755           $ 8,609,737
  Investment securities                          2,141,657             3,335,376             4,472,062             6,865,642
                                                ----------            ----------           -----------           -----------

            Total interest income                6,872,433             7,658,854            13,928,817            15,475,379

INTEREST EXPENSE:
  Deposits                                       2,945,528             2,549,999             5,982,793             4,869,152
  Borrowed funds                                 1,513,811             2,353,520             3,377,448             4,966,182
                                                ----------            ----------           -----------           -----------

            Total interest expense               4,459,339             4,903,519             9,360,241             9,835,334

NET INTEREST INCOME                              2,413,094             2,755,335             4,568,576             5,640,045

PROVISION FOR LOAN LOSSES                                -                     -                     -                     -
                                                ----------            ----------           -----------           -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      2,413,094             2,755,335             4,568,576             5,640,045

OTHER INCOME:
  Dividends                                         72,935               133,751               172,218               296,790
  Fees and service charges                         436,920               385,878               833,913               770,814
  Trading gains                                    438,038                23,384               493,235                 4,346
  Other                                            112,770                86,672               235,371               389,771
                                                ----------            ----------           -----------           -----------

            Total other income                   1,060,664               629,685             1,734,737             1,461,722
                                                ----------            ----------           -----------           -----------

OPERATING EXPENSE:
  Compensation and benefits                      1,143,931             1,166,878             2,269,658             2,281,786
  Occupancy and equipment                          229,140               241,264               472,562               483,860
  Deposit insurance premium                         11,495                11,239                22,985                41,379
  Professional fees                                 86,962               109,755               182,141               194,324
  Data processing                                  120,601               112,586               208,282               193,830
  Advertising                                       97,005               160,105               172,000               325,977
  OTS assessment                                    21,647                24,293                44,401                45,623
  Other                                            384,866               351,305               710,154               713,135
                                                ----------            ----------           -----------           -----------

            Total operating expense              2,095,647             2,177,425             4,082,182             4,279,915
                                                ----------            ----------           -----------           -----------

INCOME BEFORE INCOME TAXES                       1,378,111             1,207,595             2,221,130             2,821,853

INCOME TAXES                                       550,000               398,412               740,000               973,412
                                                ----------            ----------           -----------           -----------

NET INCOME                                         828,111               809,183             1,481,130             1,848,441

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on available
  for sale securities arising during period      1,026,015             1,007,415             1,960,024            (2,049,562)
                                                ----------            ----------           -----------           -----------

COMPREHENSIVE INCOME (LOSS)                     $1,854,126            $1,816,598           $ 3,441,154           $  (201,122)
                                                ==========            ==========           ===========           ===========

BASIS EARNINGS PER SHARE                             $0.19                 $0.15                 $0.35                 $0.35
                                                ==========            ==========           ===========           ===========

DILUTED EARNINGS PER SHARE                           $0.19                 $0.15                 $0.35                 $0.35
                                                ==========            ==========           ===========           ===========


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           2001                2000
OPERATING ACTIVITIES:
  Net income                                                          $  1,481,130         $  1,848,441
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation of premises and equipment                                 224,034              248,277
    Amortization of deferred loan fees                                     (27,535)             (20,991)
    Amortization of premiums and discounts, net                           (199,061)            (107,370)
    Net (gain) loss on sales of assets                                      34,252              (34,776)
    Increase in cash surrender value of life insurance policies            (96,744)             (96,744)
  Change in operating assets and liabilities:
    Trading securities                                                    (386,953)             512,419
    Accrued interest receivable                                            100,785              228,489
    Other assets                                                         1,043,898           (1,548,834)
    Deferred compensation                                                  (67,705)            (110,183)
    Other liabilities                                                      639,608           (1,116,509)
                                                                      ------------         ------------

            Net cash provided (used) by operating activities             2,745,709             (197,781)
                                                                      ------------         ------------

INVESTING ACTIVITIES:
  Loan repayments, originations, and purchases, net                        986,658           (3,863,062)
  Proceeds from sale of FHLB Stock                                         855,700            2,568,100
  Purchase of investment securities                                     (1,898,050)          (4,000,000)
  Proceeds from sale of REO                                                151,849              220,004
  Proceeds from maturities and principal repayments
    of investment securities                                            16,497,208           41,109,276
  Purchases of premises and equipment                                      (74,589)            (125,222)
                                                                      ------------         ------------

            Net cash provided by investing activities                   16,518,776           35,909,096
                                                                      ------------         ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                   (2,694,504)          12,765,690
  Proceeds of repurchase agreements, net                                   435,000              225,000
  Net decrease in FHLB advances                                        (19,865,000)         (49,085,000)
  Proceeds from issuance of Trust Preferred Securities                   7,226,500                    0
  Purchase of treasury stock                                                     -              (47,004)
  Issuance of RRPs                                                          75,259              123,408
  Proceeds from exercise of stock options                                   35,589               21,253
  Dividends paid                                                          (579,999)            (661,988)
                                                                      ------------         ------------
            Net cash used by financing activities                      (15,367,155)         (36,658,641)
                                                                      ------------         ------------

NET INCREASE (DECREASE)  IN CASH                                         3,897,330             (947,326)
CASH AT BEGINNING OF PERIOD                                             12,941,447            8,622,050
                                                                      ------------         ------------

CASH AT END OF PERIOD                                                 $ 16,838,777         $  7,674,724
                                                                      ============         ============



See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

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

   The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                             Three Months Ended                           Six Months Ended
                                                    ------------------------------------        ------------------------------------
                                                    March 31, 2001        March 31, 2000        March 31, 2001        March 31, 2000
                                                    --------------        --------------        --------------        --------------
Total basic shares outstanding                           4,298,362             5,298,457             4,291,359             5,301,359
Add dilutive effect of unexercised options                       0                 8,046                     0                 6,713
                                                    --------------        --------------        --------------        --------------
Total weighted average shares outstanding
  for dilutive earnings per share calculation            4,298,362             5,306,503             4,291,359             5,308,072
                                                    ==============        ==============        ==============        ==============



3. DECLARATION OF DIVIDENDS

   On February 14, 2001, the Board of Directors declared a $.065 per share quarterly dividend for holders of record March 15, 2001.

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

   The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the three and six months ended March 31, 2001, would have been as follows:


                                    Three Months                Six Months
                                Ended March 31, 2001       Ended March 31, 2001
                               ----------------------     ----------------------

                               As Reported  Pro forma     As Reported  Pro forma

Net income in thousands           $ 828       $ 804          $1,481      $1,433

Earnings per share:
  Basic                           $0.19       $0.19          $ 0.35      $ 0.35

  Diluted                         $0.19       $0.19          $ 0.35      $ 0.35



   In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

5. Trust Preferred Securities

   On March 28, 2001, the Company issued $7.5 million of trust-preferred securities with a coupon rate of 10.18%. The net proceeds to the Company were $7.2 million. The Company anticipates contributing $5.0 million to the Bank on May 15, 2001 as additional-paid-in-capital to increase the Bank's capital percentages following the acquisition of Walden/Smith Financial Group, Inc (see footnote 6). The Company anticipates using the remaining proceeds for general corporate purposes, including but not limited to stock repurchases, dividends and corporate expenses. Under current tax law, the dividend paid on trust-preferred securities is deductible.

6. Subsequent Events

   Sale of loans - Subsequent to March 31, 2001 the Bank sold approximately $16.7 million fixed rate mortgage loans. The gain on the sale was approximately $360,000. The loans had weighted average remaining term of 155 months and weighted average rate of 7.7%. The Bank retained the servicing rights on the loans and recorded a corresponding asset of $102,000.

   Sale of investments - Subsequent to March 31, 2001 the Bank sold approximately $ 36.4 million of available for sale investment securities.
   The gain on the sale of securities was approximately $238,000. The securities were composed primarily of floating rate securities.

   Acquisition - On January 4, 2001 the Company entered into an agreement with Walden/Smith Financial Group to acquire 100% of the outstanding shares of Walden/Smith Financial group for approximately $27.4 million in cash. The Company expects to complete the transaction May 15, 2001. Final approval was received from the Company's primary regulator effective April 26, 2001. At March 31, 2001 Walden/Smith had total assets of $159 million, total liabilities of $143 million. The condensed unaudited balance sheet of Walden/Smith as of March 31, 2001 was as follows:


         First Community Bank
         Condensed Statement of Financial Condition
         March 31, 2001 (Unaudited)
         -----------------------------------------------------------------

         ASSETS                                             (in thousands)
         Cash                                                  $  9,819
         Loans Receivable                                       121,448
         Investments                                             16,739
         Other Assets                                            10,698
                                                               --------
            Total Assets                                       $158,704
                                                               ========

         LIABILITIES
         Deposits                                              $138,305
         Borrowings                                               3,449
         Other Liabilities                                        1,045
                                                               --------
            Total Liablilities                                  142,799

         EQUITY CAPITAL                                          15,905
                                                               --------
            Total Liabilities and Equity                       $158,704
                                                               ========




   Relocation of Headquarters and Management Changes - On April 11, 2001 the Company's board of directors voted to reorganize the structure of the Company and the Bank. The Board unanimously voted (Mr. Edington abstained) to begin transitioning the Company's and the Bank's headquarters to Jonesboro, Arkansas immediately following the acquisition of Walden/Smith. In connection with the move of the headquarters, two outside board members will retire as of June 30, 2001 and James Edington, President and CEO elected resign as President and CEO of the Company and the Bank by exercising his option under his employment contract to not relocate to Jonesboro, Arkansas. Mr. Edington will remain an employee of the Company in Pocahontas as credit analyst and will provide other duties and functions assigned by the Board. He will report directly to the Company's board of directors. Mr. Edington will remain a member of the board and will serve as Vice Chairman. The Board anticipates adding three new directors from the Jonesboro area in July 2001. Following the reorganization Mr. Ralph Baltz will remain as Chairman of the board and he will accept additional responsibilities in that role resulting in Mr. Baltz becoming an executive officer of the Company and the Bank. Dwayne Powell, CFO will succeed Mr. Edington as President and CEO. Mr. Powell will relocate to Jonesboro, Arkansas.

   It is expected that the Company and the Bank will benefit significantly from being headquartered in the Jonesboro market area. The Jonesboro market is the largest market in the Company's market area and it has had the highest growth rate and is expected to continue to have the highest growth rate of any community in the Bank's market area. The board of directors anticipates that the Bank's asset /liability mix will continue to become much more like that of a traditional commercial bank. The charge off of excess facilities in the Pocohontas area and the funding of retirement and severance agreements associated with the move of the corporate headquarters to Jonesboro will result in the aftertax restructuring charge in the range of $2.1 million, or $0.47 per share. The restructuring charge is expected to be taken in the 3rd quarter of Fiscal 2001.

                               *  *  *  *  *  *

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Stockholders of
Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2001 and 2000, and of cash flows for the six-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



[SIGNATURE OF DELOITTE & TOUCHE APPEARS HERE]
Little Rock, Arkansas
May 8, 2001

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

Financial Condition at March 31, 2001, as compared to September 30, 2000.

General. The Company's total assets decreased $11.3 million or 2.8% to $389.8 million at March 31, 2001, as compared to $401.1 million at September 30, 2000. Loans receivable, net. Net loans receivable decreased by $0.9 million or 0.4% to $233.5 million at March 31, 2001, from $234.4 million at September 30, 2000. Subsequent to March 31, 2001 the Company sold approximately $16.7 million of fixed rate loans (see subsequent event note to the financial statements). The loans were sold in anticipation of the consummation of the Walden/Smith acquisition and management expectation of accelerated prepayments and refinances due to the recent reductions in market interest rates. The Company retained the servicing rights and the customer relationships.

Investment securities held to maturity. Investment securities held to maturity increased $1.9 million, or 20.0% to $11.4 million at March 31, 2001, from $9.5 million at September 30, 2000. The increase in the Company's held to maturity investment portfolio was due to the purchase of $2.0 million of corporate bonds.

Investment securities available for sale. Investment securities available for sale decreased $14.4 million, or 12.2%, to $103.6 million at March 31, 2001, from $118.0 million at September 30, 2000. This decrease was primarily due to the sale of $4.9 million of available for sale investment securities and the call of $4.0 million of investment securities during the quarter ended December 31, 2000 and the call of $3.0 million of investment securities during the quarter ended March 31, 2001.

Investment securities trading. Investment securities trading increased to $1.5 million, or 36.4% at March 31, 2001, from $1.1 million at September 30, 2000 primarily due to gains on trading account securities.

Other assets. Other assets decreased to $2.7 million, or 29.0% at March 31, 2001, from $3.8 million at September 30, 2000. The decrease was primarily due to a decrease in deferred income taxes.

Deposits. Deposits decreased $2.7 million or 1.2% to $232.3 million at March 31, 2001, from $235.0 million at September 30, 2000, primarily due to the Company reducing interest rates on its deposit products in an effort to reduce the overall cost of funds.

Deferred compensation. Deferred compensation decreased $0.07 million or 2.2% to $3.17 million at March 31, 2001 from $3.24 million at September 30, 2000. The decrease was due to an annual payment made to a retired director.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased $0.6 million, or 27.3%, to $2.8 million at March 31, 2001, from $2.2 million at September 30, 2001. This increase was primarily due to the adjustment for the tax effect on unrealized gain/loss on available for sale securities.

Federal Home Loan Bank advances. FHLB advances decreased $19.9 million or 16.9% to $98.1 million at March 31, 2001, from $118.0 million at September 30, 2000. This decrease was due the sale of investment securities available for sale and the use of proceeds to reduce FHLB advances.

Stockholders' equity. Stockholders' equity increased $3.0 million or 7.3% to $44.4 million at March 31, 2001, from $41.4 million at September 30, 2000. The change in stockholders' equity was primarily due to Net Income of $1,481,130 which was partially offset by dividends of $579,999 and an increase in the unrealized gain on available for sale securities, net of the income tax effect.

Comparison of Results of Operations for the Three and Six Months Ended March 31, 2001 and 2000.

Overview. Net income was $828,111 for the quarter ended March 31, 2001, compared to $809,183, for the quarter ended March 31, 2000, an increase of $18,928 or 2.3%. Basic and diluted earnings per share were $0.19 compared to basic and diluted earning per share of $0.15 for the same period last year.

Net income for the six month period ended March 31, 2001 was $1,481,130 compared to $1,848,441, for the same period ended March 31, 2000, a decrease of $367,311 or 19.9%. Basic and diluted earnings per share for the six-month period were $0.35 compared to basic and diluted earnings per share $0.35 for the same period last year.

Net interest income. Net interest income after provision for loan losses for the quarter ended March 31, 2001 was $2,413,094 compared to $2,755,335 for the quarter ended March 31, 2000, a decrease of $342,241 or 12.4%.

Net interest income after provision for loan losses for the six-month period ended March 31, 2001 was $4,568,576 compared to $5,640,045 for the six-month period ended March 31, 2000, a decrease of $1,071,469 or 19.0%.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the six-month periods ended March 31, 2001 and 2000.

    Rate/Volume Analysis (in thousands)
                                                                                    2001 vs. 2000
                                                                                 -------------------
                                                                                 Increase/(Decrease)
                                                                                       Due to
                                                                                 -------------------
                                                                                                                          Total
                                                                                                   Rate/                 Increase
                                                   Volume                    Rate                 Volume                (Decrease)
                                             -------------------         -------------         -------------         ---------------
    Interest income:
     Loan Receivable                                      1,125                   540                  (819)                    846
     Investment securities                               (4,150)                 (919)                2,675                  (2,394)
                                                         ------                ------                 -----                  ------

     Total interest earning assets                       (3,025)                 (379)                1,856                  (1,548)


    Interest expense:
     Deposits                                               718                 1,291                  (958)                  1,051
     Borrowed funds                                      (3,346)                  248                 1,509                  (1,589)
                                                         ------                ------                 -----                  ------

     Total interest bearing liabilities                  (2,628)                1,539                   551                    (538)
                                                         ------                ------                 -----                  ------

     Net change in net interest income                     (397)               (1,918)                1,305                  (1,010)
                                                         ======                ======                 =====                  ======


Non-Interest income. Non-interest income increased to $1,060,664 for the three-month period ended March 31, 2001 compared to $629,685 for the quarter ended March 31, 2000, an increase of $430,979 or 68.4%. The increase in non-interest income was primarily due to an increase in fees and service charges resulting from the Company's checking account marketing program and an increase in gain on trading securities.

Non-interest income increased to $1,734,737 for the six-month period ended March 31, 2001 compared to $1,461,722 for the six-month period ended March 31, 2000, an increase of $273,015 or 18.7%. The increase in non-interest income for the six-month period ended March 31, 2001 was primarily the result of an increase in fees and service charges resulting from an aggressive checking account marketing program and an increase in gain on trading securities.

Operating expense. Total operating expenses were $2,095,647 for quarter ended March 31, 2001 compared to $2,177,425 for the quarter ended March 31, 2000, a decrease of $81,778 or 3.8%.

Total operating expenses decreased to $4,082,182 for the six month period ended March 31, 2001 compared to $4,279,915 for the six-month period ended March 31, 2000, a decrease of $197,733 or 4.6%.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. No provision for loan losses was made during the three or six month periods ended March 31, 2001 and 2000. Management believes that the current allowance for loan loss is adequate to absorb possible loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Company on the dates indicated.

                                                              March 31, 2001     September 30, 2000
                                                            ------------------  -------------------
                                                                     (Dollars in Thousands)
Delinquent loans:
  Single family mortgage                                     $          1,648    $           1,477
  Other mortgage loans                                                    237                  485
  Other loans                                                             138                   54
                                                            ------------------  -------------------
            Total delinquent loans                                      2,023                2,016
Total real estate owned (1)                                               430                  646
                                                            ------------------  -------------------
Total non-performing assets                                  $          2,453    $           2,662
                                                            ==================  ===================
Total loans delinquent 90 days or more to net
  loans receivable                                                       0.87 %               0.86 %

Total loans delinquent 90 days or more to total assets                   0.52 %               0.50 %

Total nonperforming loans and REO to total assets                        0.63 %               0.66 %

(1) Net of valuation allowances

It is the policy of the Company to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $7,000 or 0.3% between September 30, 2000 and March 31, 2001.

Loan delinquency and losses on loans and REO are closely connected to the local economy. The Company operates in rural areas and in many of its locations the local markets are tied to one or two significant employers. Should the economy deteriorate to a point that those employers begin reducing their work force, it could have a material negative impact on the Company.

Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no long than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the six months ended March 31, 2001.

At March 31, 2001, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At March 31, 2001, the Bank's capital to assets ratio exceeded all regulatory requirements.

                                                                                                              Required
                                                                                                        To Be Categorized As
                                                                                   Required            Well Capitalized Under
                                                                                  For Capital             Prompt Corrective
                                                             Actual            Adequacy Purposes          Action Provisions
                                                    ------------------------------------------------------------------------------
                                                       Amount      Ratio        Amount      Ratio        Amount      Ratio
As of March 31, 2001:

  Tangible capital to tangible assets               $  36,923       9.63 %   $   5,750       1.50 %       N/A         N/A

  Core capital to adjusted tangible assets             36,923       9.63        15,333       4.00     $  19,166       5.00

  Total capital to risk weighted assets                38,525      17.87        17,246       8.00        21,558      10.00

  Tier I capital to risk weighted assets               36,923      17.13         8,623       4.00        12,935       6.00


As of September 30, 2000:

  Tangible capital to tangible assets               $  35,423       8.92 %   $   5,955       1.50 %       N/A         N/A

  Core capital to adjusted tangible assets             35,423       8.92        15,880       4.00     $  19,850       5.00

  Total capital to risk weighted assets                37,050      17.66        16,784       8.00        20,968      10.00

  Tier I capital to risk weighted assets               35,423      16.88         8,392       4.00        12,581       6.00

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

Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following table sets forth, quantitatively, as of December 31 2000, the OTS estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and decrease in market interest rates:


    Changes in                                                                                           Change in NPV
  Interest Rates                                                                                       as a Percentage of
 in Basis Points                        Net Portfolio Value                                             Estimated Market
                           -----------------------------------------------
   (Rate Shock)               Amount         $ Change          % Change                 Ratio           Value of Assets
------------------         ------------   ---------------   --------------         ---------------   ----------------------

+300 bp                         $13,706         $(22,389)             -62%                   3.87%         (-562) bp
+200 bp                          22,064          (14,032)             -39%                   6.07%         (-342) bp
+100 bp                          28,726           (7,369)             -20%                   7.73%         (-176) bp
0 bp                             36,096                                                      9.49%
-100 bp                          40,542            4,446               12%                  10.49%           101 bp
-200 bp                          43,628            7,532               21%                  11.16%           167 bp
-300 bp                          47,724           11,629               32%                  12.03%           254 bp



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

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

Election of Directors:         For             %           Withheld           %

Skip Martin                 4,070,544          95.7         181,396          4.3
Charles R. Ervin            4,077,519          95.9         174,421          4.1
Dwayne Powell               4,079,519          96.0         172,421          4.0


The ratification of Auditors was approved by vote of 4,239,809 in favor, 3,236 against, and 8,895 abstentions.


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            POCAHONTAS BANCORP, INC.



Date:  5-15-01                           /s/ James Edington
     ---------------------               -------------------------------------
                                         James Edington
                                         President and Chief Executive Officer


Date:  5-15-01                           /s/ Dwayne Powell
     ---------------------               -------------------------------------
                                         Dwayne Powell
                                         Chief Financial Officer


Date:  5-15-01                           /s/ Terry Prichard
     ---------------------               -------------------------------------
                                         Terry Prichard
                                         Controller