Form 10-Q
period 2001-06-30
POCAHONTAS BANCORP INC
filed 2001-08-14
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE # 0-23969
                            POCAHONTAS BANCORP, INC.

                             State of Incorporation
                             ----------------------

           DELAWARE                  IRS Employer Identification
                                           No. 71-0806097

           Address                        Telephone Number
           -------                        ----------------
      203 West Broadway                    (870) 892-4595
  Pocahontas, Arkansas  72455



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---
There were 4,454,357 shares of Common Stock ($0.01 par value) issued and outstanding as of June 30, 2001.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                                       Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

     Condensed Consolidated Statements of Financial Condition at June 30, 2001
       (unaudited) and September 30, 2000                                               1

     Condensed Consolidated Statements of Income and Comprehensive Income
       for the Three and Nine Months Ended June 30, 2001 and 2000 (unaudited)           2

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
       June 30, 2001 and 2000 (unaudited)                                               3

     Notes to Condensed Consolidated Financial Statements (unaudited)                   4

     Independent Accountants' Report                                                    8

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                          9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 13

PART II.  OTHER INFORMATION                                                            14


Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                           (Unaudited)
                                                                          June 30, 2001            September 30, 2000
ASSETS

Cash                                                                      $    15,333,445            $    12,941,447
Cash surrender value of life insurance                                          6,692,855                  6,158,076
Investment securities - trading                                                 2,674,031                  1,126,712
Investment securities - held to maturity                                       13,509,729                  9,465,856
Investment securities - available for sale                                     68,667,516                118,024,962
Loans receivable, net                                                         343,778,963                234,416,895
Accrued interest receivable                                                     4,511,121                  3,251,939
Premises and equipment, net                                                    10,932,091                  3,779,850
Federal Home Loan Bank Stock, at cost                                           3,034,700                  5,988,200
Goodwill                                                                       10,428,894                          -
Core deposit premium                                                            4,371,588                  2,154,131
Other assets                                                                    4,742,040                  3,796,455
                                                                          ---------------            ---------------
TOTAL ASSETS                                                              $   488,676,973            $   401,104,523
                                                                          ===============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                $   369,302,085            $   234,971,507
  Federal Home Loan Bank advances                                              58,557,101                117,990,000
  Securities sold under agreements to repurchase                                1,505,000                  1,375,000
  Deferred compensation                                                         5,293,060                  3,238,092
  Accrued expenses and other liabilities                                        3,960,330                  2,151,594
                                                                          ---------------            ---------------
          Total liabilities                                                   438,617,576                359,726,193
TRUST PREFERRED SECURITIES                                                      7,226,500                          -

STOCKHOLDERS' EQUITY:
  Common stock                                                                     69,696                     69,553
  Additional paid-in capital                                                   51,342,840                 51,307,395
  Unearned ESOP Shares                                                         (2,032,221)                (2,032,221)
  Unearned RRP Shares                                                            (153,836)                  (277,660)
  Accumulated other comprehesive income (loss)                                    554,088                 (1,094,470)
                                                                          ---------------            ---------------
  Retained earnings                                                            12,736,221                 13,089,624
                                                                          ---------------            ---------------
                                                                               62,516,788                 61,062,221
  Treasury stock                                                              (19,683,891)               (19,683,891)
                                                                          ---------------            ---------------
          Total stockholders' equity                                           42,832,897                 41,378,330
                                                                          ---------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   488,676,973            $   401,104,523
                                                                          ===============            ===============



See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                              Three Months Ended                    Nine Months Ended
                                                                   June 30,                              June 30,
                                                             2001              2000               2001               2000
INTEREST INCOME:
  Loans receivable                                      $ 5,633,803         4,387,132       $ 15,090,557       $ 12,996,869
  Investment securities                                   1,801,118         3,027,907          6,273,180          9,893,549
                                                        -----------       -----------       ------------       ------------
            Total interest income                         7,434,921         7,415,039         21,363,737         22,890,418

INTEREST EXPENSE:
  Deposits                                                3,486,078         2,696,717          9,468,871          7,565,869
  Borrowed funds                                          1,285,971         2,284,200          4,663,420          7,250,382
                                                        -----------       -----------       ------------       ------------
            Total interest expense                        4,772,049         4,980,917         14,132,291         14,816,251

NET INTEREST INCOME                                       2,662,872         2,434,122          7,231,446          8,074,167
PROVISION FOR LOAN LOSSES                                    23,567                 -             23,567                  -
                                                        -----------       -----------       ------------       ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               2,639,305         2,434,122          7,207,879          8,074,167

OTHER INCOME:
  Dividends                                                  35,372           258,221            207,591            555,011
  Fees and service charges                                  572,098           393,494          1,406,011          1,164,308
  Trading gains (losses), net                              (192,162)          (16,669)           301,073            (12,323)
  Gain on sale of investment securities                     771,505           183,255            771,505            449,947
  Other                                                     (14,867)           60,426            220,504            183,505
                                                        -----------       -----------       ------------       ------------
            Total other income                            1,171,946           878,727          2,906,684          2,340,448
                                                        -----------       -----------       ------------       ------------
OPERATING EXPENSE:
  Compensation and benefits                               4,252,731         1,173,061          6,522,388          3,454,847
  Occupancy and equipment                                   310,848           249,998            783,410            733,858
  Deposit insurance premium                                  19,233            11,413             42,218             52,792
  Professional fees                                          74,344            91,154            256,485            285,478
  Data processing                                           115,316           107,656            323,599            301,486
  Advertising                                               117,121           134,546            289,121            460,523
  OTS assessment                                             21,647            24,291             66,048             69,914
  Other                                                     337,351           333,420          1,047,505          1,046,554
                                                        -----------       -----------       ------------       ------------
            Total operating expense                       5,248,591         2,125,539          9,330,773          6,405,452
                                                        -----------       -----------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                        (1,437,340)        1,187,310            783,790          4,009,163
INCOME TAXES                                               (473,273)          441,193            266,727          1,414,605
                                                        -----------       -----------       ------------       ------------
NET INCOME (LOSS)                                          (964,067)          746,117            517,063          2,594,558

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on available
  for sale securities arising during period                (311,466)       (1,371,104)         1,648,558         (3,420,666)
                                                        -----------       -----------       ------------       ------------
COMPREHENSIVE INCOME (LOSS)                             $(1,275,533)         (624,987)         2,165,621           (826,108)
                                                        ===========       ===========       ============       ============
BASIS EARNINGS (LOSS) PER SHARE                         $     (0.22)      $      0.14       $       0.12       $       0.49
                                                        ===========       ===========       ============       ============
DILUTED EARNINGS (LOSS) PER SHARE                       $     (0.22)      $      0.14       $       0.12       $       0.49
                                                        ===========       ===========       ============       ============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                         Nine months ended
                                                                                             June 30,
                                                                                       2001            2000
OPERATING ACTIVITIES:

  Net income                                                                     $    517,063     $  2,594,558
  Adjustments to reconcile net income to net cash used by operating activities:
    Depreciation of premises and equipment                                            224,034          358,352
    Amortization of deferred loan fees                                                (53,106)         (49,612)
    Amortization of premiums and discounts, net                                      (379,256)        (169,643)
    Net (gain) loss on sales of assets                                               (771,505)        (475,697)
    Increase in cash surrender value of life insurance policies                      (297,050)        (145,116)
  Change in operating assets and liabilities:
    Trading securities                                                             (1,547,319)         749,283
    Accrued interest receivable                                                       749,463          398,735
    Other assets                                                                   (1,352,755)      (2,418,923)
    Deferred compensation                                                           2,054,968         (128,452)
    Other liabilities                                                                 342,653       (1,359,912)
                                                                                  -----------      -----------
            Net cash used by operating activities                                    (512,810)        (646,427)
                                                                                  -----------      -----------

INVESTING ACTIVITIES:
  Acquisition of First Community Bank, net of cash acquired
   of $12,035,545                                                                 (15,385,654)               -
  Loan repayments, originations, and purchases, net                                 4,762,165       (9,867,278)
  Proceeds from sale of FHLB Stock                                                  3,811,100        5,564,800
  Purchase of investment securities                                                (4,298,050)      (4,000,000)
  Proceeds from sale of REO                                                           193,849          448,757
  Proceeds from maturities and principal repayments of investment securities       65,878,912      102,763,042
  Proceeds from sale of loans                                                      16,748,923                -
  Purchases of premises and equipment                                                (389,481)        (139,361)
                                                                                  -----------     ------------
            Net cash provided by investing activities                              71,321,764       94,769,960
                                                                                  -----------     ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                             (12,191,838)      18,301,472
  Proceeds of repurchase agreements, net                                              130,000          225,000
  Net decrease in FHLB advances                                                   (62,870,566)     (49,085,000)
  Proceeds from issuance of Trust Preferred Securities                              7,226,500                -
  Purchase of treasury stock                                                                -          (47,004)
  Issuance of recognition and retention plan shares                                   277,661          123,408
  Proceeds from exercise of stock options                                            (118,248)          21,253
  Dividends paid                                                                     (870,465)        (661,988)
                                                                                  -----------     ------------
            Net cash used by financing activities                                 (68,416,956)     (31,122,859)
                                                                                 ------------     ------------
NET INCREASE IN CASH                                                                2,391,998       63,000,674
CASH AT BEGINNING OF PERIOD                                                        12,941,447        8,622,050
                                                                                 ------------     ------------
CASH AT END OF PERIOD                                                            $ 15,333,445     $ 71,622,724
                                                                                 ============     ============


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

      The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2000. The accompanying unaudited consolidated financial statements include the accounts of the Company and First Community Bank (the "Bank"), its wholly owned subsidiary. The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

2.    ACQUISITION

      On May 15, 2001, the Company completed its acquisition of Walden / Smith Financial Group, Inc. ("Walden") and its wholly-owned bank subsidiary, First Community Bank. As part of the acquisition, Walden's stockholders received an aggregate of $27.4 million for all of the issued and outstanding common stock of Walden. The transaction was accounted for using the purchase method. Goodwill of approximately $10.4 million is being amortized on a straight-line basis over 20 years.

      In connection with the acquisition, the Company's savings bank subsidiary, Pocahontas Federal Savings and Loan Association, changed its name to First Community Bank. In addition, the Company will move its corporate headquarters to Jonesboro, Arkansas within the next several months to enhance its presence in that market.

      The charge-off of excess facilities in the Pocahontas, Arkansas area and the funding of retirement and severance agreements associated with the move of the corporate headquarters to Jonesboro, Arkansas resulted in a restructuring charge of $2.1 million net of taxes, or $0.47 per share during the quarter ended June 30, 2001. The restructuring charge before taxes was included in operating expenses in the condensed consolidated statements of income.

      The following unaudited pro forma information is being provided as though the Company purchased Walden at the beginning of the period being presented.

                        Pro Forma Information (Unaudited)
                        ---------------------------------
                    (in thousands, except earnings per share)

                                                              Nine Months Ended
                                                                   June 30,

                                                               2001        2000
                                                               ----        ----

Net interest income                                          $12,216      $9,465

Income before income taxes                                     2,472       2,611

Net income (loss)                                              1,694       1,995

Earnings (loss) per share - basic & diluted                  $  0.39      $ 0.47

3.    EARNINGS PER SHARE

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

      The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                    Three Months Ended              Nine Months Ended
                                               ----------------------------   ----------------------------
                                               June 30, 2001  June 30, 2000   June 30, 2001  June 30, 2000
                                               -------------  -------------   -------------  -------------
Total basic shares outstanding                   4,298,680      5,251,081       4,293,800      5,284,598
Add dilutive effect of unexercised options               0          6,712               0          6,712
                                                 ---------      ---------       ---------      ---------

Total weighted average shares outstanding
  for dilutive earnings per share
  calculation                                    4,298,680      5,257,793       4,293,800      5,291,310
                                                 =========      =========       =========      =========

4.    DECLARATION OF DIVIDENDS

      On June 12, 2001, the Board of Directors declared a $.065 per share quarterly dividend for holders of record June 15, 2001.

5.    BENEFIT PLANS

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

      The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these
                                       5
      been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the three and Nine months ended June 30, 2001, would have been as follows:


                                            Three Months                    Nine Months
                                        Ended June 30, 2001             Ended June 30, 2001
                                   -------------------------------  -----------------------------
                                     As Reported     Pro forma        As Reported    Pro forma

Net income (loss) in thousands        $  (964)       $   (988)            $  517        $   445

Earnings (loss) per share:
   Basic                              $ (0.22)       $  (0.23)            $ 0.12           0.10

   Diluted                            $ (0.22)       $  (0.23)            $ 0.12           0.10



      In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

6.    TRUST PREFERRED SECURITIES

      On March 28, 2001, the Company issued $7.5 million of trust-preferred securities with a coupon rate of 10.18%. The net proceeds to the Company were $7.2 million. The Company contributed $5.0 million to the Bank on May 15, 2001 as additional-paid-in-capital to increase the Bank's capital percentages following the acquisition of Walden/Smith Financial Group, Inc (see note 2). The Company used the remaining proceeds for general corporate purposes, including but not limited to additional business acquisitions, stock repurchases, dividends and corporate expenses. Under current tax law, the dividend paid on trust-preferred securities is deductible.

7.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. These standards will be adopted by the Company beginning October 1, 2001. The Company is currently evaluating the impact that these standards will have on its financial statements.

8.    SUBSEQUENT EVENTS

      Acquisition - On July 17, 2001 the Company announced that its wholly-owned subsidiary, First Community Bank, had entered into a definitive Stock Purchase Agreement to acquire all of the outstanding common stock of Southern Mortgage Corporation, Tulsa, Oklahoma for $950,000 in cash. The Board of Directors of First Community Bank approved the acquisition unanimously. The completion of the acquisition is subject to certain additional due diligence matters, as well as customary conditions. The acquisition is expected to be completed in the fourth quarter of fiscal year 2001.

                                   * * * * * *

      INDEPENDENT ACCOUNTANTS' REPORT

      The Board of Directors and Stockholders of
      Pocahontas Bancorp, Inc.
      Pocahontas, Arkansas

      We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2001 and 2000, and of cash flows for the nine-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

      Little Rock, Arkansas
      August 9, 2001

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

      Financial Condition at June 30, 2001, as compared to September 30, 2000.

      General. The Company's total assets increased $87.6 million or 21.8% to $488.7 million at June 30, 2001, as compared to $401.1 million at September 30, 2000. The increase was primarily due to the acquisition of First Community Bank that included total assets of $152.2 million. The Bank sold $16.7 million of fixed-rate mortgage loans for which the Bank retained servicing rights and $44.2 million of available-for-sale investment securities.

      Loans receivable, net. Net loans receivable increased by $109.4 million or 46.7% to $343.8 million at June 30, 2001, from $234.4 million as of September 30, 2000, primarily due to the acquisition of First Community Bank that included approximately $133.8 million in loans. The Bank sold approximately $16.7 million of fixed rate mortgage loans due to management's expectation of accelerated prepayments and refinances due to the reduction in interest rates. The Bank retained the servicing rights.

      Investment securities held to maturity. Investment securities held to maturity increased $4.0 million, or 42.1% to $13.5 million at June 30, 2001, from $9.5 million at September 30, 2000. The increase in the Company's held to maturity investment portfolio was due to the purchase of $2.0 million of corporate bonds and the acquisition of First Community Bank on May 15, 2001.

      Investment securities available for sale. Investment securities available for sale decreased $49.3 million, or 41.8%, to $68.7 million at June 30, 2001, from $118.0 million at September 30, 2000. This net change was primarily due to the sale of $44.2 million of available-for-sale investment securities, the call of $9.5 million of investment securities and the acquisition of First Community Bank that included $13.1 million of investment securities.

      Investment securities trading. Investment securities trading increased to $2.7 million at June 30, 2001, from $1.1 million at September 30, 2000 primarily due to increase in the market value of trading securities.

      Goodwill. On May 15, 2001 the Company purchased First Community Bank resulting in goodwill of approximately $10.4 million.

      Core Deposit Premium. Core deposit premium increased $2.2 million to $4.4 million at June 30, 2001, from $2.2 million at September 30, 2000, primarily due to the acquisition of First Community Bank on May 15, 2001.

      Other assets. Other assets increased $946,000, to $4.7 million, or 24.9% at June 30, 2001, from $3.8 million at September 30, 2000. The increase was primarily due to a increase in deferred income tax benefits recognized during the period.

      Deposits. Deposits increased $134.3 million or 57.2% to $369.3 million at June 30, 2001, from $235.0 million at September 30, 2000, primarily due the acquisition of First Community Bank on May 15, 2001.

      Deferred compensation. Deferred compensation increased $2.1 million or 63.3% to $5.3 million at June 30, 2001 from $3.2 million at September 30, 2000. The increase was due to the funding of retirement and severance agreements associated with the move of the corporate headquarters to Jonesboro.

      Accrued expenses and other liabilities. Accrued expenses and other liabilities increased $1.8 million, or 81.8%, to $4.0 million at June 30, 2001, from $2.2 million at September 30, 2000. This increase was primarily due to the adjustment for the tax effect on unrealized gain/loss on available for sale securities and the acquisition of First Community Bank.

      Federal Home Loan Bank advances. FHLB advances decreased $59.4 million or 50.3% to $58.6 million at June 30, 2001, from $118.0 million at September 30, 2000. Proceeds obtained from the sale of $44.2 million of investment securities available for sale and $16.7 million of loans were used to repay the advances.

      Trust Preferred Securities. Trust preferred securities of $7.5 million were issued during the three-month period ended March 31, 2001. Net proceeds to the Company were $7.2 million.

      Stockholders' equity. Stockholders' equity increased $1.4 million or 3.4% to $42.8 million at June 30, 2001, from $41.4 million at September 30, 2000. The change in stockholders' equity was primarily due to net income of $517,063, dividends of $870,465, and a change in the unrealized gain on available for sale securities of $1,648,558, net of the income tax effect.

      Comparison of Results of Operations for the Three and Nine Months Ended June, 2001 and 2000.

      Overview. Net income was $1,135,933, excluding one-time charges net of taxes for the quarter ended June 30, 2001, compared to net income of $746,117, for the quarter ended June 30, 2000, an increase of $389,816 or 52.2%. Basic and diluted earnings per share were $0.26 compared to basic and diluted earning per share of $0.14, excluding one-time charges net of taxes, respectively for the same period last year. One-time charges net of taxes of $2.1 million were related to the charge-off of excess facilities in the Pocahontas area and funding of retirement and severance agreements associated with the move of the corporate headquarters to Jonesboro. The net loss for the quarter ended June 30, 2001 including the one-time charges net of taxes was $964,067 or $0.22 per share basic and diluted.

      Net income for the nine month period ended June 30, 2001 was $2,617,063 compared to $2,594,558, excluding one time charges net of taxes for the period ended June 30, 2001, an increase of $22,505 or 0.9%. Basic and diluted earnings per share for the nine-month period were $0.61, excluding one-time charges net of taxes, compared to basic and diluted earnings per share of $0.49, for the same period last year. The net income for the nine-month period ended June 30, 2001 including one-time charges net of taxes was $517,063 or $0.12 per share basic and diluted.

      Net interest income. Net interest income after provision for loan losses for the quarter ended June 30, 2001 was $2,639,305 compared to $2,434,122 for the quarter ended June 30, 2000, an increase of $205,183 or 8.4%.

      Net interest income after provision for loan losses for the nine-month period ended June 30, 2001 was $7,207,879 compared to $8,074,167 for the nine-month period ended June 30, 2000, a decrease of $866,288 or 10.7%.

      The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the nine-month periods ended June 30, 2001 and 2000.

      Rate/Volume Analysis (in thousands)

                 Nine-Month Periods Ended June 30, 2001 vs. 2000

                               Increase/(Decrease)

                                     Due to
                                     ------

                                                                      Total
                                                            Rate/   Increase
                                      Volume      Rate     Volume  (Decrease)
                                      ------      ----     ------  ----------
Interest income:

Loan Receivable                        2,704         66      (676)     2,094
Investment securities                 (4,940)       182     1,138     (3,620)
                                     -------     ------     -----    -------

Total interest earning assets         (2,236)       248       462     (1,526)

Interest expense:

Deposits                               1,958        479      (534)     1,903
Borrowed funds                        (4,029)       996       446     (2,587)
                                      -------    ------    ------    -------
Total interest bearing liabilities    (2,071)     1,475       (88)      (684)

Net change in net interest income       (166)    (1,227)      550       (842)
                                     -------     ------    ------    -------
Provision for Loan Losses                                                (24)

Net change in net interest income
 after provision for loan losses                                        (866)
                                                                     -------

      Non-Interest income. Non-interest income increased to $1,171,946 for the three-month period ended June 30, 2001 compared to $878,727 for the quarter ended June 30, 2000, an increase of $293,219 or 33.3%. The increase in non-interest income was primarily due to an increase in fees and service charges and a gain in sale of investment securities.

      Non-interest income increased to $2,906,684 for the nine-month period ended June 30, 2001 compared to $2,340,448 for the nine-month period ended June 30, 2000, an increase of $566,236 or 24.2%. The increase in non-interest income for the nine-month period ended June 30, 2001 was primarily the result of an increase in fees and service charges and gain on sale of investments.

      Operating expense. Total operating expenses were $2,066,773 compared to $2,125,539, excluding one-time charges before taxes of $3.2 million for the quarter ended June 30, 2001, a decrease of $58,765 or 2.8%. One-time charges before taxes of $3.2 million were related to the charge-off of excess facilities in the Pocahontas area and funding of retirement and severance agreements associated with the move of the corporate headquarters to Jonesboro.

      Total operating expenses decreased to $6,148,955 compared to $6,405,452, excluding one-time charges before taxes of $3.2 million, for the nine-month period ended June 30, 2000, a decrease of $256,497 or 4.0%. One-time charges before taxes of $3.2 million were related to the charge-off of excess facilities in the Pocahontas area and funding of retirement and severance agreements associated with the move of the corporate headquarters to Jonesboro.

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

      The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.


                                                                  June 30, 2001       September 30, 2000
                                                                  -------------       ------------------
                                                                        (Dollars in Thousands)
        Delinquent loans:
          Single family mortgage                                   $   2,339             $  1,477
          Other mortgage loans                                         1,676                  485
          Other loans                                                  1,480                   54
                                                                   ---------             --------

                Total delinquent loans                                 5,495                2,016

        Total real estate owned (1)                                    1,040                  646
                                                                   ---------             --------

        Total non-performing assets                                $   6,535                2,662
                                                                   =========             ========

        Total loans delinquent 90 days or more to net
          loans receivable                                              1.60%                0.86%

        Total loans delinquent 90 days or more to total assets          1.12%                0.50%

        Total nonperforming loans and REO to total assets               1.34%                0.66%

        (1) Net of valuation allowances



      It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $3,479,000 or 172.6% between September 30, 2000 and June 30, 2001, primarily due to the increase in loans receivable from the acquisition of First Community Bank.

      Loan delinquency and losses on loans and REO are closely connected to the local economy. The Company operates in rural areas and in many of its locations the local markets are significantly influenced by one or two employers. Should the economy deteriorate to a point that those employers begin reducing their work force, it could have a material negative impact on the Company.

      Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no long than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the nine months ended June 30, 2001.

      At June 30, 2001, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

      At June 30, 2001, the Bank's capital to assets ratio exceeded all regulatory requirements.

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

      Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following table sets forth, quantitatively, as of September 30, 2000, the OTS estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and decrease in market interest rates:


     Changes in                                                 Change in NPV
   Interest Rates         Net Portfolio Value                 as a Percentage of
  in Basis Points         -------------------                  Estimated Market
    (Rate Shock)     Amount    $ Change  % Change    Ratio     Value of Assets
  ---------------    -------   --------  --------    -----    ------------------
       +300 bp      $ 13,706   (22,389)    -62%       3.87%       (-562) bp
       +200 bp        22,064   (14,032)    -39%       6.07%       (-342) bp
       +100 bp        28,726    (7,369)    -20%       7.73%       (-176) bp
          0 bp        36,096                          9.49%
       -100 bp        40,542     4,446      12%      10.49%         101  bp
       -200 bp        43,628     7,532      21%      11.16%         167  bp
       -300 bp        47,724    11,629      32%      12.03%         254  bp

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

      None

      Item 5. Other Information

      None

      Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            None

      (b) Reports on Form 8-K

            A report on Form 8-K was filed on May 30, 2001 and amended on Form 8-K/A on July 30, 2001, to report that the Company has completed its acquisition of Walden/Smith Financial Group, Inc. and its wholly-owned subsidiary, First Community Bank.

            In connection with the acquisition, the Company's savings bank subsidiary, Pocahontas Federal Savings and Loan Association, changed its name to First Community Bank. In addition, the Company will move its corporate headquarters to Jonesboro, Arkansas within the next several months to enhance its presence in that market.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            POCAHONTAS BANCORP, INC.


Date:          8/14/01                       /s/ James Edington
      ---------------------------          -------------------------------------
                                           James Edington
                                           President and Chief Executive Officer

Date:          8/14/01                       /s/ Dwayne Powell
      ---------------------------          -------------------------------------
                                           Dwayne Powell
                                           Chief Financial Officer

Date:          8/14/01                       /s/ Terry Prichard
      ---------------------------          -------------------------------------
                                           Terry Prichard
                                           Controller