Form 10-K
period 2001-09-30
POCAHONTAS BANCORP INC
filed 2001-12-27
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2001.

                                       OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ______________ to _____________________


                            Commission File #0-23969

                            POCAHONTAS BANCORP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  71-0806097
    -------------------------------                 ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

      1700 E. Highland, Jonesboro, AR                         72401
  ----------------------------------------                    -----
  (Address of Principal Executive Offices)                  Zip Code

                                 (870) 802-1700
                        --------------------------------
                         (Registrant's telephone number)


Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, par
                                                              ------------------
value $.01 per share
----------------------
 (Title of Class)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

         YES   X  .   NO       .
             -----       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 17, 2001, there were issued and outstanding 4,468,680 shares of the Registrant's Common Stock. Such shares were listed on the NASDAQ National Market System.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on December 26, 2001, was $27,417,269. This amount does not include shares held by the Employee Stock Ownership Plan of First Community Bank (the Registrant's subsidiary), by executive officers and directors, and by the Registrant as treasury stock.

                                     PART I

ITEM 1   BUSINESS
------   --------

General

         Pocahontas Bancorp, Inc. (the "Registrant" or the "Company") was organized in March 1998 to be the holding company for First Community Bank (the "Bank"), a federally chartered savings and loan association headquartered in Jonesboro, Arkansas. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Company is registered as a savings and loan holding company with the Office of Thrift Supervision ("OTS"). The Company's main office is located at 1700 E. Highland Drive, Jonesboro, Arkansas, and its telephone number is 870-802-1700.

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

         On May 15, 2001, the Company acquired Walden/Smith Financial Group, Inc. ("Walden") and its wholly-owned bank subsidiary, First Community Bank ("FCB"). As part of the acquisition, Walden's stockholders received an aggregate of $27.4 million in cash for all of the issued and outstanding common stock of Walden. In connection with the acquisition, the Company's savings bank subsidiary, Pocahontas Federal Savings and Loan Association, changed its name to First Community Bank. In addition, the Company moved its corporate headquarters to Jonesboro, Arkansas.

         On November 20, 2001, the Company announced it has agreed to acquire North Arkansas Bancshares, Inc., the holding company for Newport Federal Savings Bank, for $15.00 per share, or $4.4 million in the aggregate. Newport Federal Savings Bank is a Savings Bank located in Newport, Arkansas with $39.9 million in total assets at September 30, 2001. Under the terms of the agreement, each share of North Arkansas Bancshares, Inc. common stock will be converted into the right to receive that number of shares of Company Common Stock equal to the number obtained by dividing $15.00 by the average of the closing bid price of the Company Common Stock on the NASDAQ National Market for the 15 consecutive trading days ending on the fifth day before the closing date.

         The Bank is a community-oriented savings institution that operates 21 full-service offices in its market area consisting of Northeast Arkansas. The Bank is primarily engaged in the business of originating single family residential mortgage loans funded with deposits, Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase.

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

          At September 30, 2001, the Company and its affiliates employed 169 persons.

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

Lending Activities

         Loan Portfolio Composition. The Bank's net loan portfolio consists primarily of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate loans. At September 30, 2001, the Bank's net loan portfolio totaled $349.4 million, of which $176.0 million, or 50.4% were single-family residential real estate mortgage loans, $0.8 million, or 0.2% were multifamily residential real estate loans, $14.4 million, or 4.1%, were agricultural real estate loans, and $73.3 million, or 21.0%, were commercial real estate loans (including land loans). The remainder of the Bank's loans at September 30, 2001 included commercial business loans (i.e., crop production, equipment and livestock loans) which totaled $65.7 million, or 18.8%, of the Bank's net loan portfolio as of September 30, 2001. Other loans, including automobile loans and loans collateralized by deposit accounts totaled $22.7, or 6.5% of the Bank's net loan portfolio as of September 30, 2001. Due to the acquisition of FCB during fiscal 2001, the composition of the Bank's loan portfolio changed. As of September 30, 2001, total real estate loans made up 75.8% of the Bank's portfolio compared to 89.6% as of September 30, 2000. The majority of FCB's loans were commercial real estate and non-real estate loans.

Analysis of Loan Portfolio

         Set forth below is selected data relating to the composition of the Bank's loan portfolio, including loans held for sale, by type of loan as of the dates indicated.


                                                                 At September 30,

                      --------------------------------------------------------------------------------------------------
                              2001               2000                1999                1998                1997
                      --------------------------------------------------------------------------------------------------
                        Amount   Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent
                      ------------------  ------------------  ------------------  ------------------  ------------------
                                                              (Dollars in Thousands)
Real estate loans:
 Single-family
  residential         $175,977     50.4%  $175,625     75.0%  $173,622     79.7%  $163,895     84.6%  $138,539     86.8%
 Multifamily
  residential              826      0.2      1,163      0.5      1,024      0.5      3,124      1.6      1,600      1.0
 Agricultural           14,386      4.1      7,360      3.1      6,878      3.2      6,532      3.4      4,654      2.9
 Commercial             73,282     21.0     25,730     11.0     23,296     10.7     10,268      5.3      9,606      6.0
                      --------    -----   --------    -----   --------    -----   --------    -----   --------    -----

  Total real
   estate loans        264,471     75.7    209,878     89.6    204,820     94.1    183,819     94.9    154,399     96.7

Other loans:
 Savings account
  loans                  5,166      1.5      1,665      0.7      1,528      0.7      1,161      0.6      1,015      0.6
 Commercial
  business(1)           65,722     18.8     12,555      5.3     10,932      5.0      8,568      4.4      6,533      4.1
 Other (2)              17,551      5.0     13,617      5.8      8,113      3.7      5,943      3.1      2,716      1.7
                      --------    -----   --------    -----   --------    -----   --------    -----   --------    -----

  Total other loans     88,439     25.3     27,837     11.8     20,573      9.4     15,672      8.1     10,264      6.4
                      --------    -----   --------    -----   --------    -----   --------    -----   --------    -----

  Total loans
   receivable          352,910    101.0    237,715    101.4    225,393    103.5    199,491    103.0    164,663    103.1

Less:
 Undisbursed loan
  proceeds                 416      0.1      1,345      0.6      5,753      2.6      3,655      1.9      2,815      1.8
 Unearned discount
  and net deferred
  loan fees                286      0.1        264      0.1        287      0.1        424      0.2        467      0.3
 Allowance for loan
  losses                 2,832      0.8      1,689      0.7      1,643      0.8      1,684      0.9      1,691      1.0
                      --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
  Total loans
   receivable, net    $349,376    100.0%  $234,417    100.0%  $217,710    100.0%  $193,728    100.0%  $159,690    100.0%
                      ========    =====   ========    =====   ========    =====   ========    =====   ========    =====

------------------------------------
(1)  Includes crop-production loans, livestock loans and equipment loans.
(2) Includes second mortgage loans, unsecured personal lines of credit and automobile loans.

         Loan Maturity Schedule. The following table sets forth certain information as of September 30, 2001, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

















                                                                              Beyond
                       Within       1-3        3-5       5-10       10-20       20
                       1 Year      Years      Years     Years       Years     Years      Total
                      --------   --------   --------   --------   --------   --------   --------
                                                   (In Thousands)
Fixed rate loans
Variable rate loans   $99,750    $51,654    $45,673    $16,826    $26,971    $ 7,809    $248,683
                           24        340      1,220      8,789     37,877     55,977     104,227
                      -------    -------    -------    -------    -------    -------    --------

   Total              $99,774    $51,994    $46,893    $25,615    $64,848    $63,786    $352,910
                      =======    =======    =======    =======    =======    =======    ========


         The following table sets forth at September 30, 2001, the dollar amount of all fixed rate and adjustable rate loans due after September 30, 2002.

                                                 Fixed   Adjustable    Total
                                               --------  ----------   --------
                                                      (in  Thousands)
Single-family residential                      $ 60,140   $103,377   $163,517
Multifamily residential                            --          826        826
Agricultural                                      6,363       --        6,363
Commercial                                       41,973       --       41,973
Other                                            40,457       --       40,457
                                               --------   --------   --------
Total                                          $148,933   $104,203   $253,136
                                               ========   ========   ========




         Single-Family Residential Real Estate Loans. The Bank's primary lending activity is the origination of single-family, owner-occupied, residential mortgage loans collateralized by properties located in the Bank's market area. The
                                       4

Bank generally does not originate single-family residential loans collateralized by properties outside of its market area. However, the Bank has been an active purchaser of single family loans from outside the Bank's primary market area. At September 30, 2001, the Bank had $176.0 million, or 50.4%, of its total net loan portfolio invested in single-family residential mortgage loans, substantially all of which were collateralized by properties located in the Bank's market area or in counties contiguous with the Bank's market area.

         The Bank's single-family, fixed rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans for resale in the secondary mortgage market. The Bank generally retains adjustable rate mortgage ("ARM") loans that it originates. Whether the Bank can or will sell fixed rate loans, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank's current interest rate risk analysis. At September 30, 2001 and 2000, loans held for sale were insignificant. During the fiscal years ended September 30, 2001, 2000 and 1999, the Bank sold into the secondary market $19.7 million, $0.6 million, and $1.8 million, respectively, of single-family, fixed rate, residential mortgage loans, generally from current period originations. The Bank retained the servicing rights on $16.7 million of loans sold in fiscal year 2001.

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

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and a lower percentage for other real estate loans, depending on the type of loan. The Bank's lending policies limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 90% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Bank generally requires fire and casualty insurance, as well as title insurance, on all properties securing real estate loans made by the Bank.

         Multifamily Residential Real Estate Loans. Although the Bank does not emphasize multifamily residential loans and has not been active recently in this area, the Bank has originated loans collateralized by multifamily residential real estate. Such loans constituted approximately $0.8 million, or 0.2% of the Bank's total net loan portfolio on September 30, 2001, compared to $1.2 million, or 0.5% of the Bank's total net loan portfolio at September 30, 2000, $1.0 million, or 0.5%, of the Bank's total net loan portfolio at September 30, 1999, $3.1 million, or 1.6%, of the total net loan portfolio at September 30, 1998, and $1.6 million, or 1.0%, of the total net loan portfolio at September 30, 1997. The Bank's multifamily real estate loans are primarily collateralized by multifamily residences, such as apartment buildings. Multifamily residential real estate loans are offered with fixed and adjustable interest rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed interest rate loans generally have five-to-seven-year terms with a balloon payment based on a 15 to 25 year amortization schedule.

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

         Agricultural Real Estate Loans. In recent years the Bank has increased its originations of agricultural real estate loans for the purchase of farmland in the Bank's market area. Loans collateralized by farmland constituted approximately $14.4 million or 4.1%, of the Bank's total net loan portfolio at September 30, 2001, compared to $7.4 million, or 3.1%, $6.9 million, or 3.2%, $6.5 million, or 3.4%, and $4.7 million, or 2.9%, of the Bank's total net loan portfolio at September 30, 2000, 1999, 1998, and 1997, respectively.

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

         Commercial Real Estate Loans. Loans collateralized by commercial real estate, including land loans, constituted approximately $73.6 million, or 21.1% of the Bank's total net loan portfolio at September 30, 2001, compared to $25.7 million, or 11.0%, $23.3 million, or 10.7%, $10.3 million, or 5.3%, and $9.6 million, or 6.0%, of the Bank's total net loan portfolio at September 30, 2000, 1999, 1998, and 1997, respectively. The increase in these loans during fiscal 2001 was primarily due to the acquisition of FCB, which had approximately $44.8 million in commercial real estate loans. The Bank's commercial real estate loans are collateralized by improved property such as office buildings, churches and other nonresidential buildings. At September 30, 2001, substantially all of the Bank's commercial real estate loans were collateralized by properties located within the Bank's market area.

         Commercial real estate loans currently are offered with fixed rates only and are structured in a number of different ways depending upon the circumstances of the borrower and the nature of the project. Fixed rate loans generally have five-to-seven year terms with a balloon payment based on a 15 to 25 year amortization schedule.

         Loans collateralized by commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the greater difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans collateralized by commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Other Loans. The Bank originates various consumer loans, including automobile, deposit account loans and second mortgage loans, principally in response to customer demand. As of September 30, 2001, such loans totaled $22.7 million, or 6.5% of the Bank's total net loan portfolio as compared to $15.3 million, or 6.5%, $9.6 million, or 4.4%, $7.1 million, or 3.7%, and $3.7 million, or 2.3%, of the Bank's total net loan portfolio as of September 30, 2000, 1999, 1998, and 1997, respectively. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

         In recent years, the Bank has emphasized the origination of commercial business loans, which principally include agricultural-related commercial loans to finance the purchase of livestock, cattle, farm machinery and equipment, seed, fertilizer and other farm-related products. Such loans comprised $65.7 million, or 18.8% of the Bank's total net loan portfolio at September 30, 2001, as compared to $12.6 million, or 5.3%, $10.9 million, or 5.0%, $8.6 million, or 4.4%, and $6.5 million, or 4.1%, of the Bank's total net loan portfolio at September 30, 2000, 1999, 1998, and 1997, respectively.

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


                                                                  Year Ended September 30
                                             2001         2000         1999        1998         1997
                                          ---------    ---------    ---------    ---------    ---------
                                                                      (In Thousands)
Total loans receivable, net
  at beginning of year                    $ 234,417    $ 217,710    $ 193,728    $ 159,690    $ 136,872
Loans originated:
  Real estate:
    Single-family residential                37,264       38,629       53,499       66,988       49,215
    Multifamily residential                    --           --            180          100           93
    Commercial                               28,367        6,346       13,708        2,010        3,467
    Agricultural                                920        1,766        2,317        3,429        2,863
Other:
  Commercial business                        24,305       11,650       11,102        7,593        6,697
  Savings account loans                       3,387        1,649        1,580          908          926
  Other                                      27,234       10,316        7,504        4,162        2,684
                                          ---------    ---------    ---------    ---------    ---------
    Total loans originated                  121,477       70,356       89,890       85,190       65,945

Loans purchased                             139,094        4,333       10,552         --           --
Loans sold                                  (21,786)        (635)      (1,765)      (4,287)      (2,156)

Loans transferred to REO                     (1,603)        (948)        (943)        (129)        (294)

Loans to facilitate the sale of REO            (777)        (505)        (513)        --           (349)

Loan repayments                            (121,571)     (55,989)     (73,239)     (46,478)     (40,004)

Other loan activity (net)                       125           95         --           (258)        (324)
                                          ---------    ---------    ---------    ---------    ---------
    Total loans receivable,
      net at end of year                  $ 349,376    $ 234,417    $ 217,710    $ 193,728    $ 159,690
                                          =========    =========    =========    =========    =========
Mortgage-backed securities, net
  at beginning of year                    $  86,930    $ 191,125    $ 151,970    $ 168,836    $ 179,359
Purchases                                       400         --         65,737         --           --
Sales                                       (41,459)     (91,600)      (1,205)        --           --
Fair value adjustment                         2,144       (2,005)      (1,222)       2,474         --
Repayments                                  (11,194)     (10,831)     (24,431)     (19,598)     (10,669)
Discount amortization                           269          241          276          258          146
                                          ---------    ---------    ---------    ---------    ---------
Mortgage-backed and related securities,
  net at end of year                      $  37,090    $  86,930    $ 191,125    $ 151,970    $ 168,836
                                          =========    =========    =========    =========    =========

Total loans receivable, net, and
  mortage-backed and related
  securities, net, at end of year         $ 386,466    $ 321,347    $ 408,835    $ 345,698    $ 328,526
                                          =========    =========    =========    =========    =========

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

         The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank at the dates indicated.

                                                        At September 30
                                           2001     2000     1999     1998     1997
                                          ------   ------   ------   ------   ------
                                                   (Dollars In Thousands)

Nonperforming loans:
  Single-family residential real estate   $1,883   $1,477   $1,302   $2,240   $  422
  All other mortgage loans                 2,988      485       10       15
  Other loans                              1,454       54       66       41       31
                                          ------   ------   ------   ------   ------

    Total delinquent loans                $6,325   $2,016    1,378    2,296      453
Total real estate owned                    1,342      646      261       16       17
                                          ------   ------   ------   ------   ------

    Total nonperforming assets            $7,667   $2,662   $1,639   $2,312   $  470
                                          ======   ======   ======   ======   ======

Total loans delinquent 90 days or more
  to net loans receivable                  1.81%    0.86%    0.63%    1.19%    0.28%

Total loans delinquent 90 days or more
  to total assets                          1.30%    0.50%    0.28%    0.56%    0.12%

Total nonperforming loans and REO
  to total assets                          1.58%    0.66%    0.34%    0.57%    0.12%


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

         The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                               At September 30,
                                   2001     2000     1999     1998     1997
                                  ------   ------   ------   ------   ------
                                            (Dollars In Thousands)

Substandard assets                $5,435   $2,093   $2,905   $2,572   $1,640
Doubtful assets                      597      352     --         18     --
Loss assets                          290       14       32     --         25
                                  ------   ------   ------   ------   ------
    Total classified assets (1)   $6,322   $2,459   $2,937   $2,590   $1,665
                                  ======   ======   ======   ======   ======


(1) With respect to assets classified "doubtful" and "loss," the Bank has established aggregate specific loan loss reserves of $290,000, $14,000, $32,000, $0, and $25,000 (in actual dollars) for the years ended September 30, 2001, 2000, 1999, 1998, and 1997, respectively.

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

         During the fiscal year ended September 30, 2001, 2000, 1999, 1998 and 1997, the Bank added $200,000, $120,000, $0, $0, $60,000 and $411,200, respectively, to its allowance for loan losses. The Bank's allowance for loan losses totaled $2.8 million, $1.7 million, $1.6 million, $1.7 million, and $1.7 million at September 30, 2001, 2000, 1999, 1998 and 1997, respectively.

         Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                 Year Ended September 30
                                                2001          2000         1999         1998       1997
                                             ---------     ---------     ---------    --------   ---------
                                                                     (In Thousands)

Total loans outstanding                       $352,910      $237,715      $225,393    $199,491    $164,663
Average net loans outstanding                  265,182       224,751       206,001     176,295     147,316

Allowance balances (at beginning of year)     $  1,689      $  1,643      $  1,684    $  1,691    $  1,734
Provision for losses:
  Real estate loans                               --            --            --          --            30
  Other loans                                      200           120          --          --            30
Balance transferred at acquisition of FCB        1,595          --            --          --          --
Charge-offs:
  Real estate loans                               (242)          (54)          (67)         (7)        (11)
  Other loans                                     (423)          (28)          (29)       --           (93)
Recoveries:
  Real estate loans                                  1             4             1        --             1
  Other loans                                       12             4            54        --          --
                                             ---------     ---------     ---------    --------   ---------
Allowance balance (at end of year)           $   2,832     $   1,689     $   1,643    $  1,684   $   1,691
                                             =========     =========     =========    ========   =========

Allowance for loan losses as a percent
  of total loans receivable at end of year        0.80%         0.71%         0.73%       0.84%       1.03%
Net loans charged off as a percent
  of average net loans outstanding                0.25%         0.04%         0.05%       0.00%       0.07%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year                                 44.77%        83.78%       119.23%      73.34%     373.45%
Ratio of allowance for loan losses to
  total nonperforming loans and
  REO at end of year                             36.94%        63.45%       100.24%      72.84%     359.79%

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

                                                                    At September 30,

                               2001                  2000                 1999                  1998                   1997
                      --------------------  --------------------  --------------------  --------------------  --------------------
                                % of Loans            % of Loans            % of Loans            % of Loans            % of Loans
                                 in Each               in Each               in Each               in Each               in Each
                               Category to           Category to           Category to           Category to           Category to
                      Amount   Total Loans  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
                      --------------------  --------------------  --------------------  --------------------  --------------------
                                                                 (Dollars in Thousands)
Balance at end
  of period
  applicable to:
    Mortgage loans    $  716        75.7%    $  843       89.6%   $  893        94.1%   $  958        94.9%   $  927      96.7%
    Non-mortgage
      loans            2,116        24.3        846       10.4       750         5.9       726         5.1       764       3.3
                      ------       -----     ------      -----    ------       -----    ------       -----    ------     -----

    Total allowance
      for loan
      losses          $2,832       100.0%    $1,689      100.0%   $1,643       100.0%   $1,684       100.0%   $1,691     100.0%
                      ======       =====     ======      =====    ======       =====    ======       =====    ======     =====

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

         Set forth below is selected data relating to the composition of the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                               At September 30,
                               2001                2000                1999                1998                1997
                        ----------------     ----------------    ----------------    ----------------    ----------------
                            $        %          $         %          $        %         $         %          $        %
                        --------   -----     --------   -----    --------   -----    --------   -----    --------   -----
                                                            (Dollars In Thousands)
Mortgage-backed
 securities:
  Adjustable            $    796     2.1%    $40,969    47.1%    $119,975    62.8%   $139,528    92.0%   $151,766    89.9%
  Fixed                   36,294    97.9      45,961    52.9       71,150    37.2      12,442     8.0      17,070    10.1
                        --------   -----     --------  -----     --------   -----    --------   -----    --------   -----

Total mortgage-backed
      securities, net   $ 37,090   100.0%    $86,930   100.0%    $191,125   100.0%   $151,970   100.0%   $168,836   100.0%
                        ========   ======    =======   =====     ========   =====    ========   =====    ========   =====

         At September 30, 2001, mortgage-backed securities aggregated $37.0 million, or 7.6% of the Bank's total assets. At September 30, 2001, all of the Bank's mortgage-backed securities were classified as available-for-sale.

         Other Investment Securities. The Bank's investment portfolio, excluding mortgage-backed securities and FHLB stock, consists of obligations of the United States Government treasuries and agencies thereof, municipal bonds, interest-earning deposits in other institutions and equity investments (principally in other financial institutions). The carrying value of this portion of the Bank's investment portfolio totaled $39.4 million, $40.6 million, $36.3 million, $32.7 million, and $31.7 million at September 30, 2001, 2000, 1999, 1998, and 1997, respectively. At September 30, 2001, $3.3 million of the Bank's investment securities, excluding mortgage-backed securities, had a remaining term to maturity of one year or less, and $2.3 million, or 3.2%, had a remaining term to maturity of five years or less.

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

                                                           At September 30,
                                           2001       2000       1999       1998       1997
                                         --------   --------   --------   --------   --------
                                                        (Dollars In Thousands)
Investment securities:
  Mortgage-backed securities             $ 37,090   $ 86,930   $191,125   $151,970   $168,836
  Corporate Bonds                           2,014       --         --         --         --
  U.S. Government treasury obligations      1,951       --         --         --         --
  U.S. Government agency obligations       13,803     27,095     25,403     21,656     26,858
  Trust preferred securities                4,040      4,000       --         --         --
  Municipal bonds                          12,537      9,466      9,446      9,425      4,859
  Equity securities                         5,040      1,127      1,429      1,588       --
                                         --------   --------   --------   --------   --------
    Total investment securities            76,475    128,618    227,403    184,639    200,553
FHLB stock                                  3,787      5,988     10,981     10,060     10,053
                                         --------   --------   --------   --------   --------
    Total investments                    $ 80,262   $134,606   $238,384   $194,699   $210,606
                                         ========   ========   ========   ========   ========

         Investment Portfolio Maturities The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at September 30, 2001.


                                                                                 At September 30, 2001
                           ---------------------------------------------------------------------------------------
                            One Year or Less     One to Five Years     Five to Ten Years       Over Ten Years
                           ---------------------------------------------------------------------------------------
                                     Annualized           Annualized            Annualized            Annualized
                                      Weighted             Weighted              Weighted              Weighted
                           Carrying   Average   Carrying   Average    Carrying   Average    Carrying   Average
                            Value      Yield      Value     Yield       Value     Yield       Value     Yield
                           --------  ---------- --------  ----------  --------  ----------  --------  ----------
                                                         (Dollars In Thousands)

Investment securities:
 U.S. Government Agency
    Securities               $   -       0.00%     $ 519     4.76%      $13,283      7.25%  $   -       0.00%
 U.S. Government Treasury
    securities                1,006      3.85%       946     4.49%         -         0.00%      -       0.00%
 Trust Preferred                 -       0.00%        -      0.00%        4,040      9.74%      -       0.00%
 State and municipal
   obligations (1)              273      4.96%       798     5.35%        8,687      5.42%    2,779     5.67%
 Corporate Bonds              2,014     12.08%        -      0.00%          -        0.00%      -       0.00%
 CMOs (2)                        -       0.00%        -      0.00%        1,885      6.53%   13,397     6.68%
 Mortgage-backed
   securities                    -       0.00%       150     7.70%        2,578      7.16%   19,074     7.48%
                             ------     ------     -------   -----      -------      -----  -------     -----
  Total investment
   securities                 3,293      8.98%     2,413     5.03%       30,473      7.01%   35,250     7.03%
                                        ======               =====                   =====              =====
Equity securities

FHLB stock

Accrued interest on
 investments

    Total investment
     securities,




                                  At September 30, 2001
                           --------------------------------
                                         Total
                           --------------------------------
                                                   Average
                           Carrying     Market     Life in
                             Value      Value       Years
                           --------     -------    --------
                               (Dollars In Thousands)
Investment securities:

 U.S. Government Agency
    Securities             $13,803   $13,803        9.56
 U.S. Government Treasury
    securities               1,951     1,951        0.02
 Trust Preferred             4,040     4,040        8.96
 State and municipal
   obligations (1)          12,537    12,546        8.84
 Corporate Bonds             2,014     2,030        0.13
 CMOs (2)                   15,282    15,282       25.01
 Mortgage-backed
   securities               21,808    21,808       17.23
                           -------   -------
  Total investment
   securities               71,435    71,460

Equity securities            5,040     5,040

FHLB stock                   3,787     3,787

Accrued interest on
 investments                   845       845
                           -------   -------
    Total investment
     securities,            81,107    81,132
                           =======   =======


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

          Time Deposit Rates. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

                                  At September 30,
               2001       2000       1999       1998       1997
             --------   --------   --------   --------   --------
                               (In thousands)
Rate

0.00-3.99%   $ 35,219   $     28   $   --     $    275   $     16
4.00-5.99%    154,585     34,126    135,563    111,713     76,094
6.00-7.99%     43,252    128,051     14,924     25,225     32,170
8.00-9.99%        225       --         --         --         --
             --------   --------   --------   --------   --------
    Total    $233,281   $162,205   $150,487   $137,213   $108,280
             ========   ========   ========   ========   ========

          Time Deposit Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2001.

                                                                           Maturity
                                                -------------------------------------------------------------
                                                3 months      3 to 6       6 to 12     Over 12
                                                  or less      months       months       months       Total
                                                 --------     -------      --------     -------      --------
                                                                         (In thousands)
Certificate of Deposit less than $100,000        $43,880      $59,573      $48,129      $12,644      $164,226
Certificate of Deposit greater than $100,000      21,750       26,312       18,083        2,910      $ 69,055
                                                 -------      -------      -------      -------      --------
Total Certificates of Deposit                     65,630       85,885       66,212       15,554       233,281
                                                 =======      =======      =======      =======      ========


Borrowings

         Deposits of the Bank are a significant source of funds as is short term and long term advances from the FHLB. FHLB advances are collateralized by the Bank's stock in the FHLB, investment securities and a blanket lien on the Bank's mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 2001, the Bank's FHLB advances totaled $73.3 million.

         The Bank sells securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, the Bank sells a fixed dollar amount of securities to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as a liability of the Bank. The dollar amount of securities underlying the agreements remain an asset of the Bank. At September 30, 2001, the Bank's securities sold under agreements to repurchase totaled $0.4 million.

         The following table sets forth certain information regarding borrowings by the Bank during the periods indicated.

                                                     Year Ended September 30,
                                       2001       2000         1999        1998        1997
                                    --------    --------    --------    --------    --------
                                                      (Dollars In Thousands)
Weighed average rate paid on: (1)
  FHLB advances                         5.66%       5.78%       5.03%       5.75%       5.54%
  Other borrowings (2)                  5.38%       5.62%       5.16%       4.97%       5.81%


FHLB advances:
  Maximum balance                   $112,125    $185,535    $216,844    $210,325    $230,317
  Average balance                   $ 82,915    $145,312    $161,905    $173,812    $203,835
Other borrowings: (2)
  Maximum balance                   $  2,650    $  2,465    $  3,242    $ 21,850    $ 21,060
  Average balance                   $  1,598    $  1,901    $  2,273    $  6,215    $ 17,684


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

Trust Preferred Securities

         On March 28, 2001, the Company issued $7.5 million of trust-preferred securities with a coupon rate of 10.18%. The net proceeds to the Company were approximately $7.2 million. The Company contributed $5.0 million to the Bank on May 15, 2001, as additional paid-in capital to increase the Bank's capital percentages following the acquisition of Walden. The Company used the remaining proceeds for general corporate purposes, including but not limited to additional business acquisitions, stock repurchases, dividends and corporate expenses. Under current tax law, the dividend paid on trust-preferred securities is deductible.

         On December 8, 2001, the Company issued $10.0 million of trust preferred securities. The securities were issued by a special purpose business trust formed by Pocahontas Bancorp and were sold in a private transaction to a pooled investment vehicle sponsored by Sandler O'Neil. The securities were sold pursuant to an exemption from registration under the Securities Act of 1933 (the "Act"), and have not been registered under the Act. Sandler O'Neil assisted Pocahontas Bancorp in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration under the Act or an applicable exemption from registration. The trust preferred securities have a floating rate of interest, which is reset semi annually, equal to 6-month LIBOR plus 3.75%. The floating rate, however, may not exceed 11.00% until December 8, 2006.

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

         Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders' equity including retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At September 30, 2001, the Bank had no intangible assets or unrealized loss, net of tax under SFAS No. 115.

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

         Under the risk-based capital requirement, a savings association must maintain total capital equal of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2001, the Bank had no capital instruments that qualify as supplementary capital and $2.8 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

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

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualifying thrift investments on a monthly average for nine out of every twelve months on a rolling basis. At September 30, 2001, the Bank met the test.

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

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act Prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank was examined for CRA compliance in September 2001 and received a rating of satisfactory.

         Liquidity Requirements. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. At the present time, the minimum liquid asset ratio is 4%. At September 30, 2001, the Bank's liquidity ratio exceeded regulatory requirements.

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

         Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either
(1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

Transactions with Affiliates

         The Bank's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliated" for these purposes generally means any company that controls or is under common control with an institution, including the Company and it non-savings institution subsidiaries.
Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliated is generally prohibited. Section 23B Provides that covered transactions with affiliated, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these person based, in part on the Bank's capital position, and requires approval procedures to be followed. At September 30, 2001, the Bank was in compliance with these regulations.

The Federal Reserve System

         Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Federal Regulations -- Liquidity Requirements."

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

Executive Officers of the Registrant

         Listed below is information, as of September 30, 2001, concerning the Company's executive officers. Such executive officers also serve in the same positions with the Bank. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he or she was to be selected as an officer.

         The following individuals hold positions as executive officers of the Company as is set forth below opposite their names.

         Name                   Position With the Company
         ----                   -------------------------
         Dwayne Powell ........ President and Chief Executive Officer

         The executive officer of the Company is elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

         Effective October 1, 2001, James Edington resigned as President and Chief Executive Officer.

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

         Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, "large" associations, i.e., the quarterly average of the association's total assets or the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six year period its applicable excess reserves, i.e. the balances of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 2001, the Bank's bad debt reserve subject to recapture over a two-year period totaled approximately $389,000. The Bank has established a deferred tax liability of approximately $149,000 for this recapture.

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

         Distributions. To the extent that (i) the Bank's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's tax bad debt reserves. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Bank's tax bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Regulation(Y)Limitations on Capital Distributions" for limits on the payment of dividends of the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

ITEM 2   PROPERTIES
------   ----------

         The Bank conducts its business through its main office and 21 full-service branch offices located in nine counties in Northeast Arkansas. Each office is owned by the Bank. The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 2001. The aggregate net book value of the Bank's premises and equipment was $12.3 million at September 30, 2001.

Main Office:
1700 E. Highland
Jonesboro, Arkansas


Branch Offices:
Walnut Ridge Branch         Brinkley Branch              Jonesboro Branches
-------------------         ---------------              ------------------
121 SW Third Street         311 West Cedar               1700 E. Highland Drive
Walnut Ridge, Arkansas      Brinkley, Arkansas           Jonesboro, Arkansas
(Opened 1968)               (Opened 1998)                (Opened 2001)

Jonesboro Branch            England Branch
----------------            --------------
700 S.W. Drive              100 Stuttgart Hwy.           209 West Washington
Jonesboro, Arkansas         England, Arkansas            Jonesboro, Arkansas
(Opened 1976)               (Opened 1998)                (Opened 2001)

Corning Branch              Carlisle Branch              Tuckerman Branch
--------------              ---------------              ----------------
309 Missouri Avenue         124 West Main                106 E. Main Street
Corning, Arkansas           Carlisle, Arkansas           Tuckerman, Arkansas
(Opened 1983)               (Opened 1998)                (Opened 2001)

Highland Branch             Lake City Branch             Swifton Branch
---------------             ----------------             --------------
1566 Highway 62/412         100 Cobean Blvd.             101 Main Street
Hardy, Arkansas             Lake City, Arkansas          Swifton, Arkansas
(Opened 1983)               (Opened 1998)                (Opened 2001)

Jonesboro Branch            Hardy Branch                 Newport Branch
----------------            ------------                 --------------
2213 Caraway Road           101 W. Main Street           2101 Malcolm Ave.
Jonesboro, Arkansas         Hardy, Arkansas              Newport, Arkansas
(Opened 1996)               (Opened 1998)                (Opened 2001)

Jonesboro Wal-Mart Branch   Pocahontas Wal-Mart Branch   Grubbs Branch
-------------------------   --------------------------   -------------
1815 E. Highland Drive      1415 Hwy 67 South            130 N. Main
Jonesboro, Arkansas         Pocahontas, Arkansas         Grubbs, Arkansas
(Opened 1999)               (Opened 1998)                (Opened 2001)

Pocahontas Branch           Pocahontas Branch            Paragould Wal-Mart Branch
-----------------           -----------------            -------------------------
205 Rice Street             203 W. Broadway              2802 W. Kings Highway
Pocahontas, Arkansas        Pocahontas, Arkansas         Paragould, Arkansas
(Opened 2001)               (Opened 1935)                (Opened 1999)


ITEM 3   LEGAL PROCEEDINGS
------   -----------------

         There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         No matters were submitted during the fourth quarter of fiscal 2001 to a vote of security holders.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------   --------------------------------------------------------------------

Trading in Common Stock and Related Matters

The Registrant's Common Stock is traded on the NASDAQ National Market System using the symbol "PFSL."

The following table shows the quarterly range of bid prices for the Company's common stock during fiscal 2001 and 2000. This information has been obtained from monthly statistical stock summaries provided by the Nasdaq Stock Market. As of December 17, 2001, there were 4,468,680 shares of common stock issued and outstanding and 721 stockholders of record.

                                                  High                Low
Quarter Ended                                     Bid                 Bid
--------------                                   ------              ------
December 31, 2000                                $7.750              $6.880
March 31, 2001                                    7.380               6.630
June 30, 2001                                     8.000               6.810
September 30, 2001                                9.370               8.000


                                                  High                Low
Quarter Ended                                     Bid                 Bid
--------------                                   ------              ------
December 31, 1999                                $7.063              $5.625
March 31, 2000                                    6.313               5.500
June 30, 2000                                     6.188               5.375
September 30, 2000                                7.563               6.250


Cash Dividends Declared in Fiscal 2001:

                     Record                     Payment                Dividend
                      Date                       Date                 Per Share
                     ------                  ---------------          ---------

December 15, 2000                            January 3, 2001           $0.065
March 15, 2001                               April 3, 2001              0.065
June 15, 2001                                July 3, 2001               0.065
September 15, 2001                           October 3, 2001            0.065



Cash Dividends Declared in Fiscal 2000:

                     Record                     Payment                Dividend
                      Date                       Date                 Per Share
                     ------                  ---------------          ---------

December 15, 1999                            January 3, 2000           $0.060
March 15, 2000                               April 3, 2000              0.060
June 15, 2000                                July 3, 2000               0.065
September 15, 2000                           October 3, 2000            0.065

ITEM 6   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------   ----------------------------------------------

Set forth below are selected consolidated financial and other data of the Company. This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and the notes thereto presented elsewhere herein.

Selected Financial Condition Data

                                                           At September 30,
                                           2001       2000       1999       1998      1997
                                         --------   --------   --------   --------   --------
                                                            (In Thousands)
Total assets                             $483,565   $401,105   $482,131   $406,981   $383,417
Cash and cash equivalents                  11,146     12,941      8,622      3,781      2,805
Cash surrender value of life insurance      6,589      6,158      5,965      5,822      5,639
Investment securities                      79,650    128,618    227,403    184,640    200,553
Loans receivable, net                     349,376    234,417    217,710    193,728    159,690
Federal Home Loan Bank Stock                3,787      5,988     10,981     10,060     10,053
Deposits                                  348,541    234,972    211,891    195,537    143,354
FHLB advances                              73,316    117,990    213,105    143,670    190,601
Securities sold under agreements to
repurchase                                    350      1,375      2,075      2,107     20,685
Stockholders' equity (1)                   44,589     41,378     48,032     60,567     24,246


Summary of Operations

                                                 Years Ended September 30,
                                       2001      2000      1999      1998      1997
                                     -------   -------   -------   -------   -------
                                                      (in Thousands)
Interest income                      $29,891   $29,927   $27,960   $27,854   $26,093
Interest expense                      19,099    19,724    17,217    18,401    18,699
                                     -------   -------   -------   -------   -------
Net interest income before
provision for loan losses             10,792    10,203    10,743     9,453     7,394
Provision for loan losses                200       120      --        --          60
                                     -------   -------   -------   -------   -------
Net interest income after
provision for loan losses             10,592    10,083    10,743     9,453     7,334

Noninterest income                     3,662     3,102     1,927       920     1,351
Noninterest expense:
Compensation and benefits              8,102     4,383     7,628     3,825     2,954
Occupancy and equipment                1,278       996     1,137       662       566
Federal deposit insurance premiums        66        64       118       104       108
Other                                  3,017     2,658     2,369     1,600     1,337
                                     -------   -------   -------   -------   -------
Total noninterest expense             12,463     8,101    11,252     6,191     4,965
                                     -------   -------   -------   -------   -------

Income before income taxes             1,791     5,084     1,418     4,182     3,720
Income tax provision                     382     1,632       466     1,294     1,344
                                     -------   -------   -------   -------   -------
Net income                           $ 1,409   $ 3,452   $   952   $ 2,888   $ 2,376
                                     =======   =======   =======   =======   =======



(1) Includes effect of second step offering during the year ended September 30, 1998. See equity section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Key Financial Ratios and Other Data

Certain ratios and other data:  (1)

                                                        At or for the Year Ended September 30,
                                                   2001       2000       1999       1998       1997
                                                  -----     ------      -----     ------     ------
Performance Ratios:
  Return on average equity                         3.39%      7.79%      1.80%      6.16%     10.07%
  Return on average assets                         0.35       0.80       0.23       0.67       0.63
  Interest rate spread (2)                         2.74       2.28       2.37       1.92       1.83
  Net interest margin (2)                          2.90       2.54       2.72       2.45       2.04
  Noninterest expense to average assets            3.05       1.92       2.66       1.55       1.32
  Net interest income after provision
    for loan losses to noninterest expense        84.99     124.00      95.48     152.69     147.68
  Efficiency (5)                                  87.42      61.77      88.80      59.69      57.17

Asset Quality Ratios:
  Average interest-earning assets to
    average interest-bearing liabilities         103.23     105.22     108.11     110.93     104.09
  Nonperforming loans to net loans (3) (4)         1.81       0.86       0.63       1.19       0.28
  Nonperforming assets to total
    assets (3) (4)                                 1.58       0.66       0.34       0.57       0.12
  Allowance for loan losses to
    nonperforming loans (3) (4)                   44.77      83.78     119.23      73.34     373.45
  Allowance for loan losses to
    nonperforming loan assets (3) (4)             36.94      63.45     100.24      72.84     359.79
  Allowance for loan losses to total
    loans (3)                                      0.80       0.71       0.73       0.86       1.03

Capital, Equity and Dividend Ratios:
  Tangible capital (3)                             7.14       8.92       9.35      10.24       6.32
  Core capital (3)                                 7.14       8.92       9.35      10.24       6.32
  Risk-based capital (3)                          10.17      17.66      20.23      22.62      16.22
  Average equity to average assets ratio           9.47      10.31      12.45      10.87       6.26
  Dividend payout ratio                           81.27      38.46     151.55      43.20      60.74

Per Share Data:
  Dividends per share                             $0.26      $0.25      $0.24      $0.23      $0.22
  Book value per share (6)                        $9.98      $9.29      $8.70      $9.46      $3.82
  Basic earnings per share (7)                    $0.33      $0.67      $0.16      $0.45      $0.38
  Diluted earnings per share (8)                  $0.33      $0.67      $0.16      $0.44      $0.37
  Number of full service offices                     21         14         14         11          6

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

(6)  This calculation is based on 4,468,680, 4,454,357, 5,518,614, 6,399,623, and 6,341,553 shares outstanding at September 30, 2001, 2000, 1999, 1998, and 1997, respectively.

(7) This calculation is based on weighted average shares outstanding of 4,295,020, 5,166,038, 5,802,860, 6,388,906 and 6,327,798, for the fiscal years ended September 30, 2001, 2000, 1999, 1998, and

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ----------------------------------------------------------------
          RESULTS  OF OPERATIONS
          ----------------------

Forward-Looking Statements

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

Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following table set forth, quantitatively, as of September 30, 2001, the OTS estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and decrease in market interest rates:


  Change in                                                                       Change in NPV
 Interest Rates                 Net Portfolio Value                             as a Percentage of
in Basis Points       -------------------------------------                      Estimated Market
 (Rate Shock)         Amount        $ Change       % Change         Ratio         Value of Assets
---------------      -------        --------       --------         -----       ------------------
                                   (Dollars in Thousands)
+300                 $ 48,971       $(16,272)      (24.9)%          10.27%          (2.81)%
+200                   54,914        (10,330)      (15.8)%          11.33%          (1.75)%
+100                   60,594         (4,649)       (7.1)%          12.31%          (1.93)%
   0                   65,243              0         0.0%           13.08%           0.00%
-100                   68,501          3,257         5.0%           13.58%           0.50%
-200                   71,350          6,107         9.4%           14.00%           0.93%
-300                        0              0         0.0%            0.00%           0.00%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

Discussion of Changes in Financial Condition

General. The Company's total assets increased $82.5 million, or 20.6%, from $401.1 million at September 30, 2000 to $483.6 million at September 30, 2001. The increase was primarily due to the acquisition of First Community Bank that included total assets of $152.2 million. The Bank sold $16.7 million of fixed-rate mortgage loans and $45.6 million of available-for-sale investment securities during fiscal year 2001. Total assets decreased $81.0 million or 16.8% from $482.1 million at September 30, 1999 to $401.1 million at September 30, 2000.

Loans receivable, net. The Company's net loans receivable increased $114.6 million, or 48.9%, and $16.7 million, or 7.7%, in fiscal years 2001 and 2000, respectively from the prior years. The net change in fiscal year 2001 was primarily due to the acquisition of First Community Bank that included approximately $133.8 million in loans, while the Bank sold approximately $16.7 million of fixed rate loans in fiscal year 2001. The Bank retained the servicing rights and the customer relationships. During the year ended September 30, 2000, the Bank purchased $4.3 million of loans.

Investment securities. The investment securities portfolio decreased $48.9 million or 38.0% from $128.6 at September 30, 2000, to $79.7 million at September 30, 2001. In accordance with the Company's present strategy, the principal pay-downs and maturities of investments were used to fund loan growth. This net change was primarily due to the sale of $45.6 million of available-for-sale securities, and called securities of $14.6 million which was partially offset by the acquisition of First Community Bank that included $12.7 million of available for sale investment securities. The investment securities portfolio decreased $98.8 million, or 43.4% to $128.6 million at September 30, 2000, compared to $227.4 million at September 30, 1999.

Cash surrender value of life insurance. During the year ended September 30, 1996, the Company purchased life insurance on the lives of executive officers and members of the board of directors. Such life insurance had cash surrender value of $6.6 million and $6.2 million at September 30, 2001 and 2000, respectively. The increase in fiscal 2001 was due to earnings on the cash surrender value, net of premiums.

Deposits. Historically, deposits have provided the Company with a stable source of relatively low cost funding. The market for deposits is competitive, which has caused the Company to utilize primarily certificate accounts that are more responsive to market interest rates rather than passbook accounts. The Company offers a traditional line of deposit products that currently includes checking, interest-bearing checking, savings, certificates of deposit, commercial checking and money market accounts. Deposits increased $113.5 million or 48.3% to $348.5 million at September 30, 2001, from $235.0 million at September 30, 2000. The increase was primarily due to the acquisition of First Community Bank on May 15, 2001. Deposits increased $23.1 million or 10.9% during fiscal year 2000, primarily due to core deposit growth in the Bank's market area.

FHLB advances and reverse repurchase agreements. The Company also relies upon FHLB advances and reverse repurchase agreements as a source to fund assets. Approximately 15.2% and 29.8% of the Company's assets were funded with FHLB advances and reverse repurchase agreements as of September 30, 2001 and 2000, respectively. At September 30, 2001, FHLB advances and reverse repurchase agreements totaled $73.7 million, a decrease of $45.7 million, or 38.3%, from 2000. FHLB advances and reverse repurchase agreements totaled $119.4 million at September 30, 2000, a decrease of $95.8 million, or 44.5% from 1999, reflecting, in part, the increased deposits resulting from the Company's acquisition of branches during 1999 and the proceeds from the Company's second step stock offering.

Trust preferred securities - Trust preferred securities of $7.5 million were issued during the year ended September 30, 2001. Net proceeds to the Company were $7.2 million.

Stockholders' Equity. Stockholders' equity increased $3.2 million, or 7.7%, from $41.4 million to $44.6 million at September 30, 2001. The increase was due to net income of $1.4 million and in unrealized gains on available-for-sale securities, offset by dividends of $1.2 million. Stockholders' equity as of September 30, 2000, decreased by $12.0 million or

19.8%, to $41.4 million. This decrease was primarily due to stock repurchases of $7.8 million, change in unrealized losses on available-for-sale securities, and dividends paid of $1.4 million, which offset net income of $3.5 million.

Discussion of Results of Operations

Overview. Net income was $1.4 million for fiscal 2001, compared to $3.5 million and $0.9 million for fiscal 2000 and 1999, respectively. The Company's average interest earning assets have increased over the three year period ended September 30, 2001, which has resulted in higher levels of interest income. The Company's net interest rate spread increased to 2.74% for the year ended September 30, 2001 from 2.28% for the year ended September 30, 2000, and 2.37% for the year ended September 30, 1999. The increase in net interest rate spread during 2001 was primarily due to a decreased cost of funds. The increase in the net interest rate spread for fiscal 2001 was a result of an increase in higher-yielding average loans outstanding, a decrease in relatively lower-yielding average investments outstanding, a decrease in the average cost of borrowed funds and a decrease in borrowed funds. The Company's strategy has been to utilize principal repayments from investment securities to fund loan growth within the Company's local market.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net interest rate spread is impacted by changes in general market interest rates, including changes in the relation between short- and long-term interest rates (the "yield curve"), and the Company's interest rate sensitivity position. While management seeks to manage its business to limit the exposure of net interest income to changes in interest rates, different aspects of its business nevertheless remain subject to risk from interest rate changes. Net interest income was $10.8 million for fiscal 2001 compared to $10.2 million and $10.7 million, for fiscal 2000 and 1999, respectively. The tables below analyze net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates.

The Company's interest-earning assets are primarily comprised of mortgage loans and investment securities, including mortgage-backed securities. Interest-bearing liabilities primarily include deposits and FHLB advances. The increases in average interest-earning assets during fiscal 2000 and 1999can be attributed to increases in the loan portfolio, funded primarily with deposits and FHLB advances and increases in capital. The increase in fiscal 2001, was mainly attributable to the purchase of First Community Bank.

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

Average Balance Sheets (Dollars in thousands)

                                                                           Years Ended September 30,
                                                      2001                             2000                         1999
                                       ------------------------------    ----------------------------   ---------------------------
                                                              Average                          Average                      Average
                                       Average                 Yield/    Average                Yield/   Average             Yield/
                                       Balance     Interest     Cost     Balance     Interest    Cost    Balance  Interest    Cost
                                       --------    --------    ------    --------    --------   -----   --------   -------  -------
Interest-earning
assets: (1)
  Loan receivable, net (6)             $265,210    $ 22,151      8.35%   $224,214    $ 17,671    7.88%  $206,001   $16,141    7.84%
  Investment securities                 107,239       7,740      7.22     176,783      12,256    6.93    187,796    11,818    6.29
                                       --------    --------    ------    --------    --------   -----   --------   -------  -------
  Total interest-earning assets         372,449      29,891      8.03     400,997      29,927    7.46    393,797    27,959    7.10
Noninterest-earning cash                  6,383                             3,622                          2,911
Other noninterest-earning assets         29,361                            25,045                         25,750
                                       --------                          --------                       --------
          Total assets                 $408,193                          $429,664                       $422,458
                                       ========                          ========                       ========
Interest-bearing
liabilities:

  Demand deposits                      $ 88,132    $  1,797      2.04    $ 68,779    $  1,705    2.48   $ 61,416   $ 1,568    2.55
  Time deposits                         187,328      11,619      6.20     158,052       8,645    5.47    138,651     7,328    5.29
  Borrowed funds (5)                     85,350       5,683      6.66     154,287       9,374    6.08    164,189     8,321    5.07
                                       --------    --------    ------    --------    --------   -----   -------    -------  -------
          Total interest-
          bearing liabilities           360,810      19,099      5.29     381,118      19,724    5.18    364,256    17,217    4.73
                                       --------    --------    ------    --------    --------   -----   --------   -------  -------
Noninterest-bearing
  liabilities (2)                         5,800                             4,262                          5,590
                                       --------                          --------                       --------
          Total liabilities             366,610                           385,380                        369,846

Stockholders' equity                     41,583                            44,284                         52,612
                                       --------                          --------                        -------
          Total liabilities and
          stockholders' equity         $408,193                          $429,664                       $422,458
                                       ========                          ========                       ========
Net interest income                                $ 10,792                          $ 10,203                     $10,742
                                                   ========                          ========                     ========
Net interest rate spread (3)                                     2.74%                           2.28%                        2.37%
                                                               ======                          ======                       ======
Interest-earning assets and
  net interest margin (4)              $372,449                  2.90%   $400,997                2.54%  $393,797              2.72%
                                       ========                ======    ========              ======   ========            ======

Ratio of average
interest-earning assets to
average interest-bearing liabilities                           103.23%                         105.22%                      108.11%
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

(6) Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.

Rate/Volume Analysis (in thousands)


                                       2001 vs 2000                          2000 vs 1999                     1999 vs 1998
                        -------------------------------------  -------------------------------------  ----------------------------
                         Increase/(Decrease)                         Increase/(Decrease)                   Increase/(Decrease)
                               Due to                                     Due to                                  Due to
                        --------------------------     Total   ---------------------------   Total    ----------------------------
                                            Rate/    Increase                      Rate/    Increase                       Rate/
                         Volume    Rate     Volume  (Decrease)  Volume    Rate     Volume  (Decrease)  Volume     Rate     Volume
                        -------   -------  -------   --------- -------   -------   -------  ---------  -------   -------   -------
Interest income:
  Loans receivable      $ 3,098   $ 1,054  $   197   $ 4,349   $ 1,447   $   124   $    12   $ 1,583   $ 2,399   $  (423)  $   257
  Investment
    securities           (4,821)      513     (206)   (4,514)     (693)    1,183       (78)      412    (1,428)     (420)    1,375
                        -------   -------  -------   -------   -------   -------   -------   -------   -------   -------   -------

Total interest-earning
  assets                $(1,723)  $ 1,567  $    (9)  $  (165)  $   754   $ 1,307   $   (66)  $ 1,995   $   971   $  (843)  $ 1,632
                        =======   =======  ========  =======   =======   =======   =======   =======   =======   =======   =======

Interest expense:
  Deposits                2,217   $   703  $   145     3,065     1,191       540   $    69   $ 1,800     1,569      (434)  $   777
  Borrowed funds         (4,191)      663     (291)   (3,819)     (502)    1,314       (78)      734      (997)   (1,360)      145
                        -------   -------  -------   -------   -------   -------   -------   -------   -------   -------   -------

   Total interest-
   bearing liabilities  $(1,974)  $ 1,366  $  (146)  $  (754)  $   689   $ 1,854   $    (9)  $ 2,534   $   572   $ 1,794   $   922
                        =======   =======  ========  =======   =======   =======   =======   =======   =======   =======   =======

Net change in net
  interest income       $   251   $   201  $   137   $   589   $    65   $  (547)  $   (57)  $  (539)      399   $   951   $   710
                        =======   =======  ========  =======   =======   =======   =======   =======   =======   =======   =======


During fiscal 2001, loan demand was relatively strong, resulting in an increase in loans outstanding, an increase in the net interest rate spread and an increase of $0.6 million, or 5.9%, in net interest income. The average yield on interest earning assets increased to 8.03% in fiscal 2001 compared to 7.46% and 7.10% in fiscal 2000 and 1999, respectively, while the average cost of interest bearing liabilities increased to 5.18% and 4.73% in fiscal 2000 and fiscal 1999, respectively. The increase in the average yield on interest earning assets was largely due to an increase in higher-yielding average loans receivable and an increase in the yield on loans receivable. The increase in average cost of interest bearing liabilities was primarily due to an increase in market rates.

During fiscal 2000 mortgage loan demand weakened resulting in management's need to seek loan production outside its current market area. During fiscal 2000, the Bank purchased $4.3 million in loans from outside its market area.

Provision for Loan Losses. The Bank provided for loan losses of $200,000, $120,000, and $0, respectively, in the fiscal years ended September 30, 2001, 2000, and 1999. Management considered several factors in determining the necessary level of its allowance for loan losses and as a result of the process, the necessary provision for loan losses including but not limited to historical loan losses and current delinquency rates. The increased provision in fiscal 2001 was due to the significant growth in the higher risk categories of the loan portfolio in fiscal 2001.

Noninterest Income. Non-interest income totaled $3.7 million for the fiscal year ended September 30, 2001, compared to $3.1 million for the fiscal year ended September 30, 2000, and $1.9 million for the fiscal year ended September 30, 1999. This increases in 2001 and 2000 were primarily due to an increase in fee income due to an increase in demand deposit accounts and the change in gain or loss on trading securities.

Noninterest Expense. Non-interest expense consisting primarily of salaries and employee benefits, premises and equipment, data processing and federal deposit insurance premiums totaled $12.5 million for the fiscal year ended September 30, 2001, compared to $8.1 million for the fiscal year ended September 30, 2000, an increase of 54.3%. The increase was primarily due to charges before taxes of $3.2 million that was related to the charge-off of excess facilities in the Pocahontas area and funding of retirement and severance agreements associated with the move of the corporate headquarters to Jonesboro. Non-interest expense decreased $3.2 million or 28.3% from $11.3 million for the fiscal year ended September 30, 1999. The decrease from fiscal 1999 to fiscal 2000 was primarily attributable to the payment of a severance agreement to a former executive officer in fiscal 1999.

Income Taxes. Income tax expense for the year ended September 30, 2001, was $0.4 million compared to $1.6 million for the year ended September 30, 2000. The decrease was primarily due to the decrease in income before taxes and a decrease in the effective tax rate due to tax-exempt income and changes in tax estimates. Income tax expense for the year ended September 30, 2000, was $1.6 million compared to $0.5 million for the year ended September 30, 1999. The increase was primarily due to an increase in income before tax.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives. At September 30, 2001, the Bank was in compliance with such liquidity requirements.

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

At September 30, 2001, the Bank exceeded all of its regulatory capital requirements.

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

FDIC Insurance Premiums and Assessment

In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $937,000 (or $618,000 after consideration of tax benefits), based on the Bank's SAIF-insured deposits of $142.6 million. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation were paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment was 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning in January 1, 2000, the FICO interest payments are to be paid pro-rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF was merged on January 1, 1999, provided the saving association charter is eliminated by that date. In that event, pro-rata FICO sharing will begin on January 1, 1999.

Impact of New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The statement discontinues the use of the pooling of interest method of accounting for business combinations and is effective for all business combinations initiated after June 30, 2001. Management has completed an evaluation of the effects of this statement and does not believe that the adoption of SFAS No. 141 will have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair value as necessary. The Company adopted the provisions of this statement on October 1, 2001. Annual amortization expense for the fiscal year ended September 30, 2002, would have been approximately $383,000. Within six months (by March 31, 2002) of adoption of SFAS No. 142, the Company will have completed a transitional impairment review to identify if there is an impairment to the goodwill or intangible assets of indefinite life using fair value methodology which differs from an undiscounted cash flow methodology which continues to be used for intangible assets with an identifiable life. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Subsequent impairment losses will be reflected in operating income in the income statement.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The effect of this adoption on the Company's financial statements, if any, has not been determined.

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Pocahontas Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Pocahontas Bancorp, Inc. (the "Company") and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
November 9, 2001

ITEM 8   FINANCIAL STATEMENTS
------   --------------------

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                                     2001            2000
ASSETS

Cash and due from banks:
  Interest bearing                                                             $  10,265,642   $  11,177,705
  Noninterest bearing                                                                880,157       1,763,742
                                                                               -------------   -------------
                                                                                  11,145,799      12,941,447

Cash surrender value of life insurance                                             6,589,293       6,158,076
Securities held-to-maturity, at amortized cost
  (fair value of $11,526,845 and $9,105,099 in 2001 and
  2000, respectively)                                                              11,500,879      9,465,856
Securities available-for-sale, at fair value (amortized cost of
  $63,122,537 and $119,683,250 in 2001 and 2000, respectively)                    64,974,115     118,024,962
                                                                                   3,175,274       1,126,712
Securities trading, at fair value
Loans receivable, net                                                            349,376,099     234,416,895
                                                                                   4,860,860       3,251,939
Accrued interest receivable

                                                                                  12,274,154       3,779,850
Premises and equipment, net

Federal Home Loan Bank stock                                                       3,786,500       5,988,200


Goodwill                                                                           7,665,461          --

Core deposit premiums                                                              6,257,469       2,154,131

Other assets                                                                       1,959,575       3,796,455
                                                                               -------------   -------------
TOTAL                                                                          $ 483,565,478   $ 401,104,523
                                                                               =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Deposits                                                                     $ 348,540,922   $ 234,971,507
  Federal Home Loan Bank advances                                                 73,315,804     117,990,000
  Securities sold under agreements to repurchase                                     350,000       1,375,000

  Deferred compensation                                                             5,138,759      3,238,092


  Accrued expenses and other liabilities                                           4,400,383       2,151,594
                                                                               -------------   -------------
          Total liabilities                                                      431,745,868     359,726,193
                                                                                   7,231,058              --
TRUST PREFERRED SECURITIES

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 8,000,000 shares authorized; 6,969,688 and 6,955,365 shares issued and 4,468,680 and 4,454,357 shares outstanding in 2001 and 2000, respectively

                                                                                      69,696          69,553
  Additional paid-in capital                                                      51,201,140      51,307,395
  Unearned ESOP shares                                                            (1,441,804)     (2,032,221)
  Unearned RRP shares                                                               (116,237)       (277,660)

  Accumulated other comprehensive income (loss)                                    1,222,042      (1,094,470)
  Retained earnings                                                               13,337,606      13,089,624
                                                                               -------------   -------------
                                                                                  64,272,443      61,062,221
  Less treasury stock at cost, 2,501,008 shares                                  (19,683,891)    (19,683,891)
                                                                               -------------   -------------

           Total stockholders' equity                                             44,588,552      41,378,330
                                                                               -------------   -------------

TOTAL                                                                          $ 483,565,478   $ 401,104,523
                                                                               =============   =============

                 See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

-------------------------------------------------------------------------------


                                               2001       2000          1999
                                          -----------  -----------  ------------
INTEREST INCOME:
  Loans receivable                        $22,150,724  $17,671,439  $ 16,141,250
  Securities:
    Taxable                                 7,201,164   11,798,274    11,362,574
    Nontaxable                                539,749      457,757       455,706
                                          -----------  -----------  ------------

            Total interest income          29,891,637   29,927,470    27,959,530

INTEREST EXPENSE:
  Deposits                                 13,416,283   10,350,181     8,895,824
  Borrowed funds                            5,683,153    9,373,916     8,321,072
                                          -----------  -----------  ------------

            Total interest expense         19,099,436   19,724,097    17,216,896
                                          -----------  -----------  ------------

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                          10,792,201   10,203,373    10,742,634


PROVISION FOR LOAN LOSSES                     200,000      120,000          --
                                          -----------  -----------  ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                          10,592,201   10,083,373    10,742,634

OTHER INCOME:
  Dividends on FHLB stock                     272,811      657,457       590,825
  Fees and service charges                  1,987,978    1,617,073       833,277


  Trading gains (losses)                      358,519      130,031       (51,564)
  Gain on sales of investment securities      380,009      447,563       161,411
  Other                                       662,618      249,817       393,492
                                          -----------  -----------  ------------
            Total other income              3,661,934    3,101,941     1,927,441

OTHER EXPENSES:
  Compensation and benefits                 8,102,419    4,383,217     7,628,380
  Occupancy and equipment                   1,278,463      996,156     1,136,583
  Deposit insurance
                                               65,593       64,302       118,395
  Professional fees                           406,201      382,171       297,561
  Data processing                             457,677      406,865       415,597
  Advertising                                 450,396      483,289       472,338
  OTS assessment                               94,294       92,669        87,943
  Other                                     1,607,662    1,292,164     1,094,863
                                          -----------  -----------  ------------
            Total other expenses           12,462,705    8,100,833    11,251,660
                                          -----------  -----------  ------------

INCOME BEFORE INCOME TAXES                  1,791,431    5,084,481     1,418,415
INCOME TAX PROVISION                          382,520    1,632,852       466,178
                                          -----------  -----------  ------------

NET INCOME                                  1,408,911    3,451,629       952,237


                                                                    (Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
--------------------------------------------------------------------------------


                                              2001         2000         1999
                                         -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss)
    on securities arising
    during period                        $ 2,567,318   $(1,207,028)  $(1,291,164)

  Reclassification adjustment
    for (gains) losses
    included in net income                  (250,806)     (295,392)     (106,531)
                                         -----------   -----------   -----------
            Other comprehensive

              income (loss)                2,316,512    (1,502,420)   (1,397,695)
                                         -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS)              $ 3,725,423   $ 1,949,209   $  (445,458)
                                         ===========   ===========   ===========
EARNINGS PER SHARE:
  Basic earnings per share               $      0.33   $      0.67   $      0.16
                                         ===========   ===========   ===========
  Diluted earnings per share             $      0.33   $      0.67   $      0.16
                                         ===========   ===========   ===========
  Dividends per share                    $      0.26   $      0.25   $      0.24
                                         ===========   ===========   ===========

                                                                    (Concluded)

                See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
--------------------------------------------------------------------------------


                                                                                                                    Accumulated

                                                   Common Stock          Additional     Unearned      Unearned        Other
                                           --------------------------     Paid-In         ESOP          RRP        Comprehensive
                                              Shares         Amount       Capital        Shares        Shares      Income (Loss)
                                           -----------   ------------   ------------   -----------   -----------   -------------



BALANCE, SEPTEMBER 30, 1998                $ 6,685,283   $     66,853   $ 50,094,461   $(2,856,600)                  $ 1,805,645

  Repayment of ESOP loan
    and related
    increase in share value                                                                413,075
  Options exercised                            154,416          1,544        382,146
  RRP shares granted                           142,830          1,428      1,284,042                 $(1,285,470)
  RRP shares forfeited                         (35,707)          (357)      (321,006)                    321,363
  RRP shares earned                                                                                      439,631
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities, net of
    tax                                                                                                               (1,397,695)
  Treasury stock purchased
  Net income
  Dividends
                                           -----------   ------------   ------------   -----------   -----------   -------------
BALANCE, SEPTEMBER 30, 1999                  6,946,822         69,468     51,439,643    (2,443,525)     (524,476)        407,950
  Repayment of ESOP loan
    and related
    decrease in
    share value                                                             (153,416)      411,304
  Options exercised                              8,543             85         21,168
  RRP shares earned                                                                                      246,816
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities, net of
    tax                                                                                                               (1,502,420)
  Treasury stock purchased
  Net income
  Dividends
                                           -----------   ------------   ------------   -----------   -----------   -------------
  BALANCE, SEPTEMBER 30, 2000                6,955,365         69,553     51,307,395    (2,032,221)     (277,660)     (1,094,470)
  Repayment of ESOP loan and
    related decrease in share
    value                                                                   (141,700)      590,417
  Options exercised                             14,323            143         35,445

  RRP shares earned                                                                                      161,423
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities, net of
    tax                                                                                                                2,316,512

  Net income

  Dividends

                                           ------------   ------------   -----------   -----------   ------------   -----------
  BALANCE, SEPTEMBER 30, 2001               $6,969,688        $69,696    $51,201,140   $(1,441,804)    $(116,237)    $1,222,042
                                           ===========   ============   ============   ===========   ===========   ============




                                                                  Treasury Stock          Total
                                               Retained     ------------------------    Stockholders'
                                               Earnings       Shares       Amount         Equity
                                             -----------    ----------   -----------   ------------



BALANCE, SEPTEMBER 30, 1998                 $ 11,456,439                              $60,566,798

  Repayment of ESOP loan
    and related
    increase in share value                                                               413,075
  Options exercised                                                                       383,690
  RRP shares granted
  RRP shares forfeited
  RRP shares earned                                                                       439,631
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities, net of
    tax                                                                                (1,397,695)
  Treasury stock purchased                                   1,428,208  $(11,882,222) (11,882,222)
  Net income                                     952,237                                  952,237
  Dividends                                   (1,443,076)                              (1,443,076)
                                             -----------    ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1999                   10,965,600     1,428,208   (11,882,222)  48,032,438
  Repayment of ESOP loan
    and related
    decrease in
    share value                                                                           257,888
  Options exercised                                                                        21,253
  RRP shares earned                                                                       246,816
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities, net of
    tax                                                                                (1,502,420)
  Treasury stock purchased                                   1,072,800    (7,801,669)  (7,801,669)
  Net income                                   3,451,629                                3,451,629
  Dividends                                   (1,327,605)                              (1,327,605)
                                             -----------    ----------   -----------   ----------
  BALANCE, SEPTEMBER 30, 2000                 13,089,624     2,501,008   (19,683,891)  41,378,330
  Repayment of ESOP loan and
    related decrease in share
    value                                                                                 448,717
  Options exercised                                                                        35,588

  RRP shares earned                                                                       161,423
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities, net of
    tax                                                                                 2,316,512

  Net income                                   1,408,911                                1,408,911

  Dividends                                   (1,160,929)                              (1,160,929)
                                             -----------    ----------   -----------   ----------
  BALANCE, SEPTEMBER 30, 2001                $13,337,606    $2,501,008  $(19,683,891) $44,588,552
                                             ===========    ==========   ===========   ==========

                See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
--------------------------------------------------------------------------------


                                                               2001                2000                1999
                                                       ---------------     ---------------    ---------------

OPERATING ACTIVITIES:
  Net income                                           $     1,408,911     $     3,451,629    $       952,237
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Provision for loan losses                                  200,000             120,000             -
    Depreciation of premises and equipment                     599,326             478,937            472,633
    Deferred income tax benefit                               (925,321)           (107,635)        (1,281,899)
    Amortization of deferred loan fees                         (74,982)            (56,746)          (115,677)
    Amortization of premiums and discounts, net               (408,253)           (266,428)          (280,855)
    Amortization of core deposit premium                       428,124             286,056            136,721
    Amortization of goodwill                                    63,857              -                   -
    Adjustment of ESOP shares and release of
      shares under recognition and retention plan              610,140             504,704            852,706
    Net gains on sales of assets                              (375,339)           (469,895)           (30,821)
    Increase in cash surrender value of life
      insurance policies                                     (193,488)            (193,488)          (142,788)
    Changes in operating assets and liabilities:
      Trading securities                                    (2,048,562)            302,484            159,339
      Accrued interest receivable                              399,724             (86,512)          (758,154)
      Other assets                                             436,106          (2,485,432)            95,951
      Deferred compensation                                  1,900,667            (119,798)         2,640,164
      Accrued expenses and other liabilities                   849,029          (1,518,149)          (712,478)
                                                       ---------------     ---------------    ---------------
            Net cash provided (used) by
              operating activities                           2,869,939            (160,273)         1,987,079

INVESTING ACTIVITIES:
  Acquisition of Walden/Smith Financial Group, Inc.,       (15,385,654)
    net of cash acquired of $12,035,545                                            -                   -
  Purchases of investment securities                        (9,338,050)         (8,000,000)       (91,852,663)
  Proceeds from sale of securities available-for-sale       49,818,508          97,041,274         13,318,453
  Proceeds from maturities and principal repayments
    of investment securities                                30,179,578          13,646,889         33,572,759
  Increase in loans, net                                    (3,967,258)        (16,125,559)       (23,835,771)


  Proceeds from sale of loans                               19,686,272             -                   -
  Purchases of premises and equipment                       (2,106,836)           (240,629)        (1,163,714)
                                                       ---------------     ---------------    ---------------
            Net cash provided (used) by
              investing activities                          68,886,560          86,321,975        (69,960,936)


                                                                     (Continued)
                                       40

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
--------------------------------------------------------------------------------



                                                               2001                2000                1999
                                                       ---------------     ---------------    ---------------

  Net increase (decrease) in deposits other
    than in acquisitions                               $   (30,521,001)    $    23,080,716    $    16,354,083
  Federal Home Loan Bank advances                        1,448,426,334       3,006,964,100      1,551,084,601
  Repayment of Federal Home Loan Bank
    advances                                            (1,496,538,197)     (3,102,079,100)    (1,481,649,601)
  Net decrease in repurchase agreements                     (1,025,000)           (700,000)           (32,645)
  Proceeds from issuance of trust preferred
    securities, net of issuance costs                        7,231,058              -                      -
  Exercise of stock options                                     35,588              21,253            383,690
  Purchase of treasury shares                                    -              (7,801,669)       (11,882,222)
  Dividends paid                                            (1,160,929)         (1,327,605)        (1,443,076)
                                                       ---------------     ---------------    ---------------

            Net cash provided (used) by
              financing activities                         (73,552,147)        (81,842,305)        72,814,830

NET INCREASE (DECREASE) IN CASH
  AND DUE FROM BANKS                                        (1,795,648)          4,319,397          4,840,973

CASH AND DUE FROM BANKS,
  BEGINNING OF YEAR                                         12,941,447           8,622,050          3,781,077
                                                       ---------------     ---------------    ---------------

CASH AND DUE FROM BANKS,
  END OF YEAR                                          $    11,145,799     $    12,941,447    $     8,622,050
                                                       ===============     ===============    ===============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $     18,231,042     $    20,123,108     $   16,923,600
                                                       ===============     ===============    ===============

    Income taxes                                      $        662,442     $     2,274,076     $    1,175,000
                                                       ===============     ===============    ===============


SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTMENT ACTIVITIES:
  Transfers from loans to real estate acquired,
   or deemed acquired, through foreclosure            $      1,607,364     $       947,756         $  943,789
                                                       ===============     ===============    ===============


  Loans originated to finance the sale of real
    estate acquired through foreclosure               $        805,846     $       505,147       $    513,150
                                                       ===============     ===============    ===============


                                                                     (Concluded)

                See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Pocahontas Bancorp, Inc. ("Bancorp"), its wholly owned subsidiary, First Community Bank (the "Bank"), as well as the Bank's subsidiaries, P.F. Service, Inc. and Sun Realty, Inc. which provide real estate services (collectively referred to as the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Bank operates 21 branches in northern and eastern Arkansas as a federally chartered savings and loan.

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

      Cash and Due From Banks - For the purpose of presentation in the consolidated statements of cash flows, cash, and cash equivalents are defined as those amounts included in the statement of financial condition caption "cash and due from banks." Principally this includes cash on hand and amounts due from depository institutions and investments having a maturity at acquisition of three months or less.

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

      Securities Held-to-Maturity - Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in income using the level-yield method over the assets' remaining lives and adjusted for anticipated prepayments. Should other than a temporary decline in the fair value of a security occur, the carrying value of such security would be written down to current market value by a charge to operations. As of September 30, 2001, no securities were determined to have other than a temporary decline in fair value below cost.

      Securities Available-for-Sale - Available-for-sale securities consist of bonds, notes and debentures. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in a write-down of the individual security to its fair value. The related write-down would be included in earnings as a realized loss. As of September 30, 2001, no securities were determined to have other than a temporary decline in fair value below cost.

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

      Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

      Premises and Equipment - Land is carried at cost. Buildings and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.

      Core Deposit Premium - Core deposit premiums paid are being amortized over ten years which approximates the estimated life of the purchased deposits. The carrying value of core deposit premiums is periodically evaluated to estimate the remaining periods of benefit. If these periods of benefits are determined to be less than the remaining amortizable life, an adjustment to reflect such shorter life will be made.

      Goodwill - Costs in excess of net assets acquired are amortized on a straight-line basis over 20 years.

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

      Impact of New Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The statement discontinues the use of the pooling of interest method of accounting for business combinations and is effective for all business combinations initiated after June 30, 2001. Management has completed an evaluation of the effects of this statement and does not believe that the adoption of SFAS No. 141 will have a material effect on the Company's consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair value as necessary. The Company adopted the provisions of this statement on October 1, 2001. Annual amortization expense would have been approximately $383,000 for the year ended September 30, 2002. Within six months (by March 31, 2002) of adoption of SFAS No. 142, the Company will have completed a transitional impairment review to identify if there is an impairment to the goodwill or intangible assets of indefinite life using fair value methodology which differs from an undiscounted cash flow methodology which continues to be used for intangible assets with an identifiable life. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Subsequent impairment losses will be reflected in operating income in the income statement.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The effect of this adoption on the Company's financial statements, if any, has not been determined.

      Reclassifications - Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

2.   ACQUISITION

      On May 15, 2001, the Company completed its acquisition of Walden/Smith Financial Group, Inc. ("Walden") and its wholly-owned bank subsidiary, First Community Bank. As part of the acquisition, Walden's stockholders received an aggregate of $27.4 million for all of the issued and outstanding common stock of Walden. The transaction was accounted for using the purchase method. Goodwill of approximately $7.7 million is being amortized on a straight-line basis over 20 years. A core deposit premium intangible asset of approximately $4.5 million was recorded using the best available evidence as of September 30, 2001. The Company has engaged a valuation specialist to perform a study of the fair value of the core deposit premium as of the acquisition date. The preliminary amounts assigned to core deposit premium and goodwill may change as a result of the study.

      In connection with the acquisition, the Company's savings bank subsidiary, Pocahontas Federal Savings and Loan Association, changed its name to First Community Bank. In addition, the Company has moved its corporate headquarters to Jonesboro, Arkansas.

      The following unaudited pro forma information is being provided as though the Company purchased Walden at the beginning of the year ended September 30.


                                             2001        2000
                                           -------     -------
Net interest income                        $15,263     $13,208

Income before income taxes                   2,811       2,551

Net income                                   2,032       1,819

Earnings per share - basic & diluted         $0.47     $  0.35

3.   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair values of financial instruments at September 30, 2001 and 2000, were as follows (items which are not financial instruments are not included):


                                              2001                         2000
                                   -------------------------   --------------------------
                                     Carrying     Estimated       Carrying     Estimated
                                      Amounts     Fair Value      Amounts      Fair Value
                                   ------------  -----------   ------------  ------------
Financial assets and liabilities:

  Cash and due from banks          $ 11,145,799  $ 11,145,799  $ 12,941,447  $ 12,941,447
  Cash surrender value of
    life insurance                    6,589,293     6,589,293     6,158,076     6,158,076
  Securities held-to-maturity        11,500,879    11,526,845     9,465,856     9,105,099
  Securities available-for sale      64,974,115    64,974,115   118,024,962   118,024,962
  Securities trading                  3,175,274     3,175,274     1,126,712     1,126,712
  Loans receivable, net             349,376,099   349,233,000   234,416,895   234,896,000
  Accrued interest receivable         4,860,860     4,860,860     3,251,939     3,251,939
  Federal Home Loan Bank Stock        3,786,500     3,786,500     5,988,200     5,988,200
  Demand and savings deposits       115,259,333   115,259,333    72,766,639    72,766,639
  Time deposits                     233,281,589   232,624,000   162,204,868   162,144,000
  Federal Home Loan Bank
    advances                         73,315,804    73,315,804   117,990,000   117,990,000
  Securities sold under
    agreements to repurchase            350,000       350,000     1,375,000     1,375,000

      For purposes of the above disclosures of estimated fair value, the following assumptions were used. The estimated fair value for cash and due from banks, cash surrender value of life insurance, accrued interest receivable, and Federal Home Loan Bank ("FHLB") stock is considered to approximate cost. The estimated fair values for securities are based on quoted market values for the individual securities or for equivalent securities. The fair value for loans is estimated by discounting the future cash flows using the current rates the Company would charge for similar such loans at the applicable date. The estimated fair value for demand and savings deposits is based on the amount for which they could be settled on demand. The estimated fair values for time deposits, FHLB advances and securities sold under agreements to repurchase are based on estimates of the rate the Company would pay on such deposits and borrowed funds at the applicable date, applied for the time period until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

4.   INVESTMENT SECURITIES

      The amortized cost and estimated fair values of securities at September 30 are as follows:


                                                      2001

                              ------------------------------------------------------
                                              Gross          Gross       Estimated
                                Amortized   Unrealized    Unrealized       Fair
Held-to-Maturity                   Cost       Gains          Losses        Value
                              ------------    --------    -----------   ------------
Municipal Bonds                $ 9,487,265    $157,544      $(148,269)   $ 9,496,540
Corporate Bonds                  2,013,614      16,691           --        2,030,305
                              ------------    --------    -----------   ------------
              Total            $11,500,879    $174,235      $(148,269)   $11,526,845
                               ===========    ========      =========    ===========


                                                      2001

                              ------------------------------------------------------
                                              Gross          Gross       Estimated
                                Amortized   Unrealized     Unrealized      Fair
 Available-for-sale               Cost        Gains          Losses        Value
                              ------------    --------    -----------   ------------
U.S. Government Agencies       $15,427,193  $  327,056        $  --      $15,754,249
Mortgage backed securities      35,699,548   1,390,670           --       37,090,218
Municipal Bonds                  2,980,824      71,367         (2,543)     3,049,648
Trust preferred securities       3,974,972      65,028           --        4,040,000
Equity preferred securities      5,040,000        --             --        5,040,000
                              ------------    --------    -----------   ------------
              Total            $63,122,537  $1,854,121        $(2,543)   $64,974,115
                               ===========    ========      =========    ===========


                                                      2000

                              ------------------------------------------------------
                                               Gross         Gross       Estimated
                                Amortized   Unrealized     Unrealized      Fair
Held-to-maturity                   Cost        Gains         Losses        Value
                              ------------    --------    -----------   ------------
State and municipal securities  $9,465,856     $40,051      $(400,808)    $9,105,099
                              ------------    --------    -----------   ------------

              Total             $9,465,856     $40,051      $(400,808)    $9,105,099
                               ===========    ========      =========    ===========

                                                      2000
                              ------------------------------------------------------
                                            Gross            Gross       Estimated
                                 Amortized  Unrealized     Unrealized      Fair
  Available-for-sale               Cost       Gains          Losses        Value
                              ------------    --------    -----------   ------------
U.S. Government agencies      $ 28,000,000    $   --      $  (904,802)  $ 27,095,198
Corporate Bonds                  4,000,000        --             --        4,000,000
Mortgage backed securities      87,683,250     493,043     (1,246,529)    86,929,764
                              ------------    --------    -----------   ------------
              Total           $119,683,250    $493,043    $(2,151,331)  $118,024,962
                              ============    ========    ===========   ============

      The amortized cost and estimated fair value of debt securities at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Held-to-Maturity        Available-for-Sale
                                   -----------------------   -----------------------
                                                 Estimated                 Estimated
                                   Amortized       Fair      Amortized       Fair
                                     Cost          Value       Cost          Value
                                  -----------  -----------  -----------  -----------
Due in one year or less           $ 2,018,614  $ 2,035,321  $ 1,269,437  $ 1,280,106
Due from one year to five years        20,000       20,045    2,188,435    2,243,116
Due from five years to ten years    2,744,762    2,831,567    1,695,742    1,793,761
Due after ten years                 6,717,503    6,639,912   17,229,375   17,526,914
Mortgage backed securities               --           --     35,699,548   37,090,218
Equity preferred securities              --           --      5,040,000    5,040,000
                                  -----------  -----------  -----------  -----------
            Total                 $11,500,879  $11,526,845  $63,122,537  $64,974,115
                                  ===========  ===========  ===========  ===========

      Securities with a carrying value and a fair value of $29,507,871 and $10,648,549 at September 30, 2001 and 2000, respectively, were pledged to collateralize public and trust deposits.

5.   LOANS RECEIVABLE

      Loans receivable at September 30 are summarized as follows:


                                  2001          2000
                             ------------  ------------
Real estate loans:
  Single-family residential  $175,976,974  $175,625,198
  Multifamily residential         825,600     1,163,052
  Agricultural                 14,385,767     7,360,257
  Commercial                   73,282,495    25,729,930
                             ------------  ------------
    Total real estate loans   264,470,836   209,878,437

Other loans:
  Savings account loans         5,165,816     1,665,225
  Commercial business          65,722,144    12,554,881
  Other                        17,551,593    13,616,455
                             ------------  ------------
    Total other loans          88,439,553    27,836,561
                             ------------  ------------
    Total loans receivable    352,910,389   237,714,998

Less:
  Undisbursed loan proceeds       416,130     1,345,162
  Unearned fees, net              286,161       264,192
  Allowance for loan losses     2,831,999     1,688,749
                             ------------  ------------
    Loans receivable, net    $349,376,099  $234,416,895
                             ============  ============


      The Company originates adjustable rate mortgage loans to hold for investment. The Company also originates 15 year and 30 year fixed rate mortgage loans and sells substantially all new originations of such loans to outside investors. Certain loans are originated for sale. These loans are typically held for sale only a short time, and do not represent a material amount in the aggregate prior to their sale. Normally the short time between origination and sale does not provide for significant differences between cost and market values.

      The Company is not committed to lend additional funds to debtors whose loans have been modified.

      The Company grants real estate loans, primarily single-family residential loans, and consumer and agricultural real estate loans, primarily in north and east Arkansas. Substantially all loans are collateralized by real estate or consumer assets.

6.   ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable at September 30 is summarized as follows:


                                           2001       2000
                                       ----------  ----------
Securities                             $  951,743  $1,202,317
Loans receivable                        3,909,117   2,049,622
                                       ----------  ----------
TOTAL                                  $4,860,860  $3,251,939
                                       ==========  ==========

7.   ALLOWANCE FOR LOAN AND FORECLOSED REAL ESTATE LOSSES

      Activity in the allowance for losses on loans and foreclosed real estate for the years ended September 30, 2001, 2000, and 1999 is as follows:


                                                    Foreclosed
                                         Loans     Real Estate
                                      -----------   ---------
BALANCE, SEPTEMBER 30, 1998           $ 1,684,441   $  42,092
  Charge-offs, net of recoveries          (41,102)    (42,092)
                                      -----------   ---------
BALANCE, SEPTEMBER 30, 1999             1,643,339        --
                                      -----------   ---------
  Provision for losses                    120,000        --
  Charge-offs, net of recoveries          (74,590)       --
                                      -----------   ---------
BALANCE, SEPTEMBER 30, 2000             1,688,749        --
                                      -----------   ---------
  Provision for losses                    200,000     100,000
  Balance transferred at acquisition    1,594,506        --
  Charge-offs, net of recoveries         (651,256)       --
                                      -----------   ---------
BALANCE, SEPTEMBER 30, 2001           $ 2,831,999   $ 100,000
                                      ===========   =========


      Gross recoveries are not material.

8.   PREMISES AND EQUIPMENT

     Premises and equipment at September 30 are summarized as follows:


                                                  2001           2000
                                              ------------   ------------
Cost:
  Land                                        $  1,483,490   $    573,490
  Buildings and improvements                    10,473,412      3,820,888
  Furniture, fixtures, and equipment             3,090,223      1,609,221
                                              ------------   ------------
                                                15,047,125      6,003,599
Less accumulated depreciation                   (2,772,971)    (2,223,749)
                                              ------------   ------------
TOTAL                                         $ 12,274,154   $  3,779,850
                                              ============   ============

9.   DEPOSITS

      Deposits at September 30 are summarized as follows:


                                                   2001          2000
                                              ------------   ------------
Checking accounts, including
  noninterest-bearing deposits of
  $24,180,340 and $11,402,437 in
  2001 and 2000, respectively                 $ 92,806,085   $ 57,461,316
Passbook savings                                22,453,248     15,305,323
Certificates of deposit                        233,281,589    162,204,868
                                              ------------   ------------
TOTAL                                         $348,540,922   $234,971,507
                                              ============   ============

      The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $31,757,753 and $26,779,134 at
      September 30, 2001 and 2000, respectively.

      At September 30, 2001, scheduled maturities of certificates of deposit are as follows:


Years ending September 30:                                       Total
                                                             ------------
  2002                                                       $217,726,684
  2003                                                         10,984,903
  2004                                                          2,821,253
  2005                                                          1,343,958
  2006                                                            404,791
                                                             ------------
TOTAL                                                        $233,281,589
                                                             ============

      Interest expense on deposits for the years ended September 30, 2001, 2000, and 1999, is summarized as follows:

                                 2001             2000            1999
                             -----------      -----------      ----------
Checking                     $   779,118      $ 1,008,497      $1,206,611
Passbook savings                 606,777          397,124         361,103
Certificates of deposit       12,030,388        8,944,560       7,328,110
                             -----------      -----------      ----------
TOTAL                        $13,416,283      $10,350,181      $8,895,824
                             ===========      ===========      ==========


10.  FEDERAL HOME LOAN BANK ADVANCES

      The Company is required to purchase stock in the FHLB. Such stock may be redeemed at par but is not readily marketable. At September 30, 2001 and 2000, the Company had stock of $3,786,500 and $5,988,200, respectively. Pursuant to collateral agreements with the FHLB, advances are collateralized by all of the Company's stock in the FHLB and by 75% of qualifying single-family first mortgage loans with a carrying value at September 30, 2001 and 2000, of approximately $169,319,000 and $132,000,000, respectively. Advances at September 30, 2001 and 2000, have maturity dates as follows:


                                                      2001                             2000
                                         ------------------------------- ---------------------------------
                                           Weighted                        Weighted
                                           Average                         Average
                                             Rate          Amount            Rate           Amount
                                           --------    -------------       --------        --------------

September 30:                                                                 -                     -
  2001                                                                      6.63%            $109,990,000
  2002                                      3.33%        $51,895,000        6.42%               4,000,000

  2003                                      6.60%         14,400,000          -                     -
  Greater than 5 years                      6.78%          7,020,804        7.03%               4,000,000
                                                       -------------                       --------------

TOTAL                                                  $  73,315,804                       $  117,990,000
                                                       =============                       ==============

      Interest expense on FHLB advances was $5,117,593, $8,946,927, and $7,966,406 for the years ended September 30, 2001, 2000, and 1999, respectively. Interest rates on all FHLB advances are fixed as of September 30, 2001.

11.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase ("Reverse Repurchase Agreements" or "Reverse Repos") are as follows:


                                                                                  2001              2000
                                                                             -------------       ------------
Balance outstanding at September 30                                          $     350,000       $  1,375,000

Average balance during the year                                                  1,598,333          1,900,833

Average interest rate during the year                                                 5.38%              5.62%

Maximum month-end balance during the year                                        2,650,000          2,465,000

Investment securities underlying the agreements at year-end:
  Carrying value                                                                 3,965,037          2,528,996
  Estimated market value                                                         3,965,037          2,528,996


      Interest expense on Reverse Repurchase Agreements was $99,206, $108,293, and $118,962 for the years ended September 30, 2001, 2000 and 1999, respectively.

12.  TRUST PREFERRED SECURITIES

      On March 28, 2001, the Company issued $7.5 million of trust-preferred securities with a coupon rate of 10.18%. The net proceeds to the Company were approximately $7.2 million. The Company contributed $5.0 million to the Bank on May 15, 2001, as additional paid-in capital to increase the Bank's capital percentages following the acquisition of Walden (see Note
      2). The Company used the
      remaining proceeds for general corporate purposes, including but not limited to additional business acquisitions, stock repurchases, dividends and corporate expenses. Under current tax law, the dividend paid on trust-preferred securities is deductible.

13.  DEFERRED COMPENSATION

      The Company has funded and unfunded deferred compensation agreements with a former executive and non-officer members of the Board of Directors. The plans limit the ability of the executive to compete with the Company and require that the directors continue to serve for a specified period of time. The amount of expense related to such plans for the years ended September 30, 2001, 2000 and 1999, was approximately $340,000, $277,000, and $277,000, respectively. During the year ended September 30, 2001, an additional expense of $900,730 was incurred related to the termination of the agreements with certain directors. As of September 30, 2001, approximately $534,000 had not been paid to certain directors as a result of the termination of the agreements. As of September 30, 2001, an additional amount of approximately $529,000 was payable to the directors under the remaining agreements.

      On March 2, 1999, the Company, the Bank and an executive entered into an Employment Separation Agreement and Release (the "Agreement"). The Agreement provides, among other things, for the payment by the Company to the executive of $2,750,000, in installments of not less than $150,000 annually, with the entire unpaid amount due upon the executive's death. Total payments under this agreement were expensed during the year ended September 30, 1999. The unpaid balance earns interest at the Federal Funds rate, as determined each month, compounded monthly, until distributed. The unpaid balance, including accrued interest, was $2,476,414 and $2,645,814 at September 30, 2001 and 2000, respectively. The Agreement provides that the executive will be entitled to an additional payout equal to $550,000 should there be a change in control of the Company or the Bank on or before April 30, 2003. Pursuant to the Agreement, the executive forfeits all shares of restricted stock awarded to him under the Company's current Recognition and Retention Plan and foregoes any additional benefits accruals or contributions under the Company's Restated Supplemental Executive Retirement Agreement. Pursuant to the Agreement, the executive's employment agreement was terminated (except for certain specified provisions) and no further payouts under the Employment Agreement are due to him.

      On June 13, 2001, the Company, the Bank, and an executive entered into an agreement to terminate his employment as President and Chief Executive Officer (the "Termination Agreement") effective September 30, 2001. The Termination Agreement provides, among other things, for the payment by the Company to the executive of $1,600,000, in installments of not less than $60,000 annually, with the entire unpaid amount due upon the executive's death. Total payments under this agreement were expensed during the year ended September 30, 2001. The unpaid balances earn interest at the Federal Funds rate, as determined each month, compounded monthly, until distributed. The unpaid balance, including accrued interest, was $1,600,000 at September 30, 2001. Pursuant to the Termination Agreement, the parties agree that the stock options and common stock awarded to the executive under the stock option plans and the Recognition and Retention Plan shall continue to vest in accordance with the terms of such plans for so long as the executive maintains Continuous Service (as defined in the Termination Agreement) as an employee of the Company or the Bank. Pursuant to the Termination Agreement, the executive forgoes any additional benefit accruals or contributions under the Company's Restated Supplemental Executive Retirement Agreement.

14.  RETIREMENT PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

      The Bank has a defined contribution retirement plan. The plan covers all employees who have accumulated one year with 1,000 hours of service in each year. A flat percentage rate, selected by discretion of the Board of Directors is applied to the base salary of each eligible employee. The Company made no contributions to the plan for the years ended September 30, 2001, 2000 and 1999.

      The Bank established an Employee Stock Ownership Plan ("ESOP") on October 1, 1993. During 1994, the ESOP borrowed $523,250 which is collateralized by common stock of the Company and a guaranty of the Company. The note payable is guaranteed by the Company and was paid off during the year ended September 30, 1998. In connection with the Reorganization on March 31, 1998, the Company established a new ESOP. During 1998, the ESOP borrowed approximately $2.9 million from the Company to purchase shares of Company stock. The loan is collateralized by the shares that were purchased with the proceeds of the loan. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP. The Company contributed $473,627, $514,858 and $302,425, respectively, to the ESOP in years ended September 30, 2001, 2000 and 1999.

      The Company also has a supplemental retirement plan for certain executive officers. The plan requires that a set amount be deposited into a trust each year until the executive officers reach 60 years of age. The amount of expense related to such plans was approximately $220,000, $220,000 and $402,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

15.  INCOME TAXES

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

      Income tax provision (benefit) for the years ended September 30 is summarized as follows:


                                  2001               2000              1999
                           --------------     -------------     -------------
Current                    $    1,307,841     $   1,740,487     $   1,748,077
Deferred                         (925,321)         (107,635)       (1,281,899)
                           --------------     -------------     -------------
TOTAL                      $      382,520     $   1,632,852     $     466,178
                           ==============     =============     =============

      The net deferred tax amount, which is included in other assets at September 30, 2001, and other liabilities at September 30, 2000, consisted of the following:


                                                           2001              2000
                                                        ----------       ----------
Deferred tax assets:
  Deferred compensation                                $ 2,101,084     $  1,327,210
  Allowance for loan losses                                599,364          447,220
  Unrealized loss on securities - trading                       --          162,753
  Unrealized loss on available-for-sale securities              --          537,238
  Core deposit premium amortization
  Other                                                    116,608           96,703
                                                        ----------       ----------
                                                            27,593          122,590
                                                        ----------       ----------
          Total deferred tax assets                      2,844,649        2,693,714

Deferred tax liabilities:
  Acquired intangibles                                  (2,296,511)              --


  Unrealized gain on available-for-sale securities        (629,537)              --
  FHLB stock dividends                                    (202,205)        (628,423)
  Other                                                    (38,283)         (12,686)
                                                        ----------       ----------
            Total deferred tax liabilities              (3,166,536)        (641,109)
                                                        ----------       ----------
Net deferred tax asset (liability)                     $  (321,887)    $  2,052,605
                                                        ==========       ==========

      The income tax provision differed from the amounts computed by applying the federal income tax rates as a result of the following:


                                        2001                         2000                         1999
                                ---------------------        -------------------          ------------------

Expected income tax expense      34.0%      $ 609,087        34.0%    $1,728,724           34.0%    $482,261
Exempt income                   (10.2)       (183,515)       (3.0)      (155,637)         (10.2)    (144,679)
Cash surrender value of life
  insurance                        --              -           -             -             (6.4)     (90,565)
State tax, net of federal
benefit                           1.8          32,624         7.1        363,357           11.2      158,669
ESOP contribution                  --              -           -             -             (1.8)     (25,343)
Change in estimate               (4.8)        (85,849)       (0.2)       (10,208)             -          -
Other                             0.6          10,173        (6.0)      (293,384)           6.1       85,835
                                ------       --------        -----    ----------          ------    --------
TOTAL                            21.4%       $382,520        31.9%    $1,632,852           32.9%    $466,178
                                ======       ========        =====    ==========           =====    ========

      The Company and the Bank provide for the recognition of a deferred tax asset or liability for the future tax consequences of differences in carrying amounts and tax bases of assets and liabilities. Specifically exempted from this provision are bad debt reserves for tax purposes of U.S. savings and loan associations in the association's base year, as defined. Base year reserves total approximately $2,979,000 at September 30, 2001. Consequently, a deferred tax liability of approximately $1,141,000 related to such reserves is not provided for in the statement of financial condition at September 30, 2001.

16.  REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

      As of September 30, 2001 and 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts (in thousands) and ratios are also presented in the table:


                                                                                                           Required To
                                                                                                         Be Categorized
                                                                                                            As Well
                                                                                     Required           Capitalized Under
                                                                                    For Capital         Prompt Corrective
                                                          Actual                 Adequacy Purposes      Action Provisions
                                                   -----------------------    ---------------------     -------------------
                                                    Amount          Ratio     Amount          Ratio       Amount      Ratio
                                                   --------         -----     ------          -----       ------      ------
As of September 30, 2001:
  Tangible capital to tangible assets              $33,153           7.14%   $ 6,968          1.50%         N/A         N/A
  Core capital to adjusted tangible
    assets                                          33,153           7.14     18,581          4.00     $ 23,227        5.00

  Total capital to risk weighted
    assets                                          35,599          10.17     27,993          8.00       34,991       10.00

  Tier I capital to risk weighted
    assets                                          33,153           9.47     13,996          4.00       20,995        6.00

As of September 30, 2000:

  Tangible capital to tangible assets              $35,423           8.92%   $ 5,955          1.50%         N/A         N/A

  Core capital to adjusted tangible
    assets                                          35,423           8.92     15,880          4.00      $19,850        5.00

  Total capital to risk weighted
    assets                                          37,050          17.66     16,784          8.00       20,968       10.00

  Tier I capital to risk weighted
    assets                                          35,423          16.88      8,392          4.00       12,581        6.00

17.  RETAINED EARNINGS

      The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank's stockholders' equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account referred to above. This requirement effectively limits the dividend paying ability of the Company in that the Company must maintain an investment in equity of the Bank sufficient to enable the Bank to meet its requirements as noted above. Required capital amounts are shown in Note 16 to the consolidated financial statements. Liquidation account balances are not maintained because of the cost of maintenance and the remote likelihood of complete liquidation. Additionally, the Bank is limited to distributions it may make to Bancorp without OTS approval if the distribution would cause the total distributions to exceed the Bank's net income for the year to date plus the Bank's net income (less distributions) for the preceding two years. Bancorp may use assets other than its investment in the Bank as a source of dividends.

18.  EARNINGS PER SHARE


                                                                      Year Ended September 30
                                                                2001             2000              1999
                                                             ---------         ---------        ---------
Basic EPS weighted average shares                            4,295,002         5,166,038        5,802,860
Add dilutive effect of unexercised options                         791             6,713           34,759
                                                             ---------         ---------        ---------
            Dilutive EPS weighted average shares             4,295,793         5,172,751        5,837,619
                                                             =========         =========        =========

19.  COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company and subsidiaries.

20.  FINANCIAL INSTRUMENTS

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

      At September 30, 2001, the Company had the following outstanding commitments to extend credit:


Undisbursed loans in process                            $      416,130
Unfunded lines and letters of credit                        10,311,631
Outstanding loan commitments                                 5,238,404
                                                        --------------
            Total outstanding commitments               $   15,966,165
                                                        ==============

      The Company has not incurred any losses on its commitments in any of the three years in the period ended September 30, 2001.

19.   RELATED PARTY TRANSACTIONS

      In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests total approximately $14,233,928, $1,542,073 and $1,045,214 at September 30, 2001, 2000 and 1999, respectively. The increase in the amount of loans outstanding to directors, officers, and their related business interests was a result of the appointment of new directors during the year ended September 30, 2001. During the year ended September 30, 2001, total principal additions were $17,514,900 and total principal payments were $4,823,045.

      Deposits from related parties held by the Company at September 30, 2001 and 2000, amounted to $4,530,282 and $627,578, respectively.

22.  RESTRICTED STOCK AWARD PROGRAMS AND STOCK OPTION PLANS

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

      1998 Stock Option Plan -

      The Company's stockholders adopted the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award any one or a combination of incentive stock options, non-statutory or compensatory stock options, limited rights, dividend equivalent rights and reload options, representing up to 357,075 shares of the Company's stock. The options will vest in equal amounts over five years beginning one year from the date of grant. Options granted vest immediately in the event of retirement, disability, or death and are generally exercisable for a three year period following such event. Outstanding stock options expire no later than 10 years from the date of grant. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share, the fair value of the stock on that date. The weighted average remaining contractual life of the options as of September 30, 2001, is 7.1 years.

      A summary of the activity of the Company's 1998 Stock Option Plan is as follows:


                                                              Weighted
                                                              Average
                                                              Exercise
                                               Shares          Price
                                              -------         ---------
Outstanding at September 30, 1999             350,000          $9.00
Granted                                          -
Exercised                                        -
Forfeited                                        -
                                              -------
Outstanding at September 30, 2000             350,000          $9.00
Granted
Exercised                                        -
Forfeited                                        -
                                              -------
Outstanding at September 30, 2001             350,000          $9.00
                                              =======
Options exercisable at September 30, 2000      70,000
                                              =======
Options exercisable at September 30, 2001     197,600          $9.00
                                              =======

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


                                         Year Ended September 30
                                     --------------------------------
                                       2001         2000         1999
                                      -----        -----         -----
Net income (in thousands):
  As reported                         $1,409       $3,452        $952
                                         999        3,180         816
Earnings per share:
  Basic - as reported                  0.33          0.67        0.16
  Basic - pro forma                    0.23          0.62        0.14
  Diluted - as reported                0.33          0.67        0.16
  Diluted - pro forma                  0.23          0.62        0.14

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

      Compensation expense is being recognized based on the fair market value of the shares on the grant date of $9.00 over the vesting period. The shares will vest equally over a five year period with the first vesting date of January 3, 2000. Shares granted will be vested immediately in the event of disability or death. Approximately $161,000 and $247,000 in compensation expense was recognized during the year ended September 30, 2001 and 2000, respectively.

23.  OTHER COMPREHENSIVE INCOME

                                                              Year Ended September 30, 2001
                                                   ------------------------------------------------
                                                    Before Tax       Tax Expense        Net-of-Tax
                                                       Amount         (Benefit)           Amount
                                                    -----------       ----------        -----------
UNREALIZED GAINS (LOSSES) ON SECURITIES:
  Unrealized holding gain (loss) on securities
    arising during period                           $ 3,889,876       $ 1,322,558       $ 2,567,318
  Less reclassification adjustment for
    (gains) losses included in net income              (380,009)         (129,203)         (250,806)
                                                    -----------       ----------        -----------
            Other comprehensive income (loss)       $ 3,509,867       $ 1,193,355       $ 2,316,512
                                                    ===========       ===========       ===========


                                                              Year Ended September 30, 2000
                                                    -----------------------------------------------
                                                     Before Tax      Tax Expense         Net-of-Tax
                                                       Amount         (Benefit)            Amount
                                                    -----------       ----------        -----------
UNREALIZED GAINS (LOSSES) ON SECURITIES:
  Unrealized holding gain (loss) on securities
    arising during period                           $(1,828,831)      $ (621,803)       $(1,207,028)
  Less reclassification adjustment for
    (gains) losses included in net income              (447,563)        (152,171)          (295,392)
                                                    -----------       ----------        -----------
            Other comprehensive income (loss)       $(2,276,394)      $ (773,974)       $(1,502,420)
                                                    ============    ============        ===========

                                                              Year Ended September 30, 1999
                                                   ------------------------------------------------
                                                     Before Tax      Tax Expense         Net-of-Tax
                                                       Amount         (Benefit)            Amount
                                                    -----------       ----------        -----------
UNREALIZED GAINS (LOSSES) ON SECURITIES:
  Unrealized holding gain (loss) on securities
    arising during period                           $(1,956,309)    $   (665,145)       $(1,291,164)
  Less reclassification adjustment for
    (gains) losses included in net income              (161,411)         (54,880)          (106,531)
                                                    -----------       ----------        -----------
            Other comprehensive income (loss)       $(2,117,720)    $   (720,025)       $(1,397,695)
                                                    ============    ============        ===========

24.  SUBSEQUENT EVENTS

      The Company entered into an Agreement and Plan of Merger (the "Plan of Merger") with North Arkansas Bancshares, Inc. ("NARK"), which provides, among other things, that (i) NARK will be merged (the "Merger") with and into the Company, with the Company as the surviving corporation (ii) Newport Federal Savings Bank, the savings bank subsidiary of NARK ("Newport Federal"), will be merged with and into the Bank with the Bank as the surviving institution, (iii) each outstanding share of NARK common stock issued and outstanding at the effective time of the Merger will be converted into shares of common stock of the Company in accordance with an "Exchange Ratio," as defined in the Plan of Merger, and (iv) each share of the Registrant's common stock issued and outstanding immediately prior to the effective time of the Merger will remain an outstanding share of common stock of the Company. The directors and executive officers of NARK have entered into agreements to vote NARK shares owned by them in favor of the Plan of Merger.

      In connection with the Plan of Merger, the Company and NARK entered into a Stock Option Agreement in which NARK granted to the Company the option to purchase, under certain conditions, up to 55,802 shares of NARK common stock at an exercise price of $11.25 per share. The option is exercisable only upon the occurrence of certain events that would jeopardize completion of the Merger. The Stock Option Agreement also permits the Company to require NARK to repurchase the option shares.

      Consummation of the Merger is subject to certain conditions, including the approval of stockholders of NARK, and the receipt of all required regulatory approvals. The Merger is structured as a tax-free reorganization. It is expected that the Merger will be completed prior to June 30, 2002.

22. PARENT COMPANY ONLY FINANCIAL INFORMATION

    The following condensed statements of financial condition as of September 30, 2001 and 2000, and condensed statements of income and cash flows for the years ended September 30, 2001 and 2000, for Pocahontas Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

    POCAHONTAS BANCORP, INC.
    (PARENT COMPANY ONLY)

    CONDENSED STATEMENTS OF FINANCIAL CONDITION
    SEPTEMBER 30, 2001 AND 2000

                                                         2001            2000
    ASSETS

    Deposit in Bank                                  $  2,317,583    $  4,013,763
    Investment in Bank                                 48,392,301      36,481,860
    Loan receivable                                     2,000,068       2,443,525
    Investment securities                               3,175,274       1,126,712
    Other assets                                          878,842       2,145,272
                                                     ------------    ------------

    TOTAL ASSETS                                     $ 56,764,068    $ 46,211,132
                                                     ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accrued expenses and other liabilities           $    335,253    $  2,186,988
    Deferred compensation                               4,609,205       2,645,814
    Trust preferred securities                          7,231,058               -
    Stockholders' equity                               44,588,552      41,378,330
                                                     ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 56,764,068    $ 46,211,132
                                                     ============    ============

    CONDENSED STATEMENTS OF INCOME
    YEARS ENDED SEPTEMBER 30, 2001 AND 2000

    INCOME:
      Interest and dividend income                   $    593,573    $    515,573

    EXPENSES:
      Operating expenses                                3,907,547         785,477
                                                     ------------    ------------

    LOSS BEFORE INCOME TAXES AND EQUITY IN
      IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY     (3,313,974)       (269,904)
    INCOME TAX BENEFIT                                 (1,128,956)       (289,582)
                                                     ------------    ------------
    INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF BANK SUBSIDIARY                      (2,185,018)         19,678

    EQUITY IN UNDISTRIBUTED EARNINGS OF BANK
      SUBSIDIARY                                        3,593,929       3,431,951
                                                     ------------    ------------

    NET INCOME                                       $  1,408,911    $  3,451,629
                                                     ============    ============

POCAHONTAS BANCORP, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                   2001            2000
 OPERATING ACTIVITIES:

 Net income                                                   $  1,408,911    $  3,451,629
 Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
   Equity in undistributed earnings of Bank subsidiary          (3,593,929)     (3,431,951)
   Stock compensation                                              610,140         504,704
   Changes in operating assets and liabilities:
     Investment securities                                      (2,048,562)        302,484
     Loan receivable                                               443,457
     Other assets                                                1,266,430        (744,157)
     Accrued expenses and other liabilities                     (1,851,735)       (915,743)
     Deferred compensation                                       1,963,391         (57,074)
                                                              ------------    ------------

           Net cash provided (used) by operating activities     (1,801,897)       (890,108)

 INVESTING ACTIVITIES:
   Distribution from (to) subsidiary                          $ (6,000,000)   $ 13,000,000

 FINANCING ACTIVITIES:
   Options exercised                                                35,588          21,253
   Dividends paid                                               (1,160,929)     (1,327,605)
   Proceeds from issuance of trust preferred securities,
     net of issuance costs                                       7,231,058
   Purchase of treasury stock                                            -      (7,801,669)
                                                              ------------    ------------

           Net cash used by financing activities                 6,105,717      (9,108,021)
                                                              ------------    ------------

 NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                                 (1,696,180)      3,001,871

 CASH AND CASH EQUIVALENTS
   Beginning of period                                           4,013,763       1,011,892
                                                              ------------    ------------

   End of period                                              $  2,317,583    $  4,013,763
                                                              ============    ============

26.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following tables represent summarized data for each of the four quarters in the years ended September 30, 2001 and 2000:

                                                          2001
                                           (in thousands, except per share data)

                                          Fourth     Third     Second     First
                                          Quarter   Quarter    Quarter   Quarter

      Interest income                     $ 8,528   $ 7,435    $ 6,872   $ 7,056
      Interest expense                      4,967     4,772      4,459     4,901
                                          -------   -------    -------   -------

      Net interest income                   3,561     2,663      2,413     2,155
      Provision for loan losses               200         -          -         -
                                          -------   -------    -------   -------

      Net interest income after
       provision for loan losses            3,361     2,663      2,413     2,155
      Non-interest income                     755     1,172      1,061       674
      Non-interest expense                  3,109     5,272      2,096     1,986
                                          -------   -------    -------   -------

      Income (loss) before income taxes     1,007    (1,437)     1,378       843
      Income tax expense (benefit)            115      (473)       550       190
                                          -------   -------    -------   -------

      Net (loss) income                   $   892   $  (964)   $   828   $   653
                                          =======   =======    =======   =======

      Basic earnings per share            $  0.21   $  0.22    $  0.19   $  0.15

      Diluted earnings per share          $  0.21   $  0.22    $  0.19   $  0.15


      Cash dividends declared per
        common share                      $ 0.065   $ 0.065    $ 0.065   $ 0.065


                                                           2000
                                           (in thousands, except per share data)

                                          Fourth     Third     Second     First
                                          Quarter   Quarter    Quarter   Quarter

      Interest income                     $ 7,037   $ 7,415    $ 7,659   $ 7,816
      Interest expense                      4,908     4,981      4,904     4,932
                                          -------   -------    -------   -------

      Net interest income                   2,129     2,434      2,755     2,884
      Provision for loan losses               120         -          -         -
                                          -------   -------    -------   -------

      Net interest income after
       provision for loan losses            2,009     2,434      2,755     2,884
      Non-interest income                     761       879        630       832
      Non-interest expense                  1,695     2,125      2,177     2,102
                                          -------   -------    -------   -------

      Income before income taxes            1,075     1,188      1,208     1,614
      Income tax expense                      218       441        399       575
                                          -------   -------    -------   -------
      Net income                          $   857   $   747    $   809   $ 1,039
                                          =======   =======    =======   =======

      Basic earnings per share            $  0.18   $  0.14    $  0.15   $  0.20

      Diluted earnings per share          $  0.18   $  0.14    $  0.15   $  0.20

      Cash dividends declared per
        common share                      $ 0.065   $ 0.065    $ 0.060   $ 0.060


                                   * * * * * *

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------      ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

        Not applicable.

                                    PART III

ITEM 10  DIRECTORS AND OFFICERS OF THE REGISTRANT
-------  ----------------------------------------

     The table below sets forth certain information, as of September 30, 2001, regarding members of the Company's Board of Directors, including the terms of office of Board members.

                                                                       Shares of
                                                                     Common Stock
                             Positions                               Beneficially
                            Held in the    Served   Current Term       Owned on        Percent
Name (1)              Age     Company     Since (2)   to Expire      Record Date (3)  Of Class
--------              ---     -------     ---------   ---------      ---------------  --------
Directors Continuing in Office
------------------------------

Ralph B. Baltz        53      Chairman     1986         2003           193,094          4.3%

Marcus Van Camp       52      Director     1990         2003            42,352            *

N. Ray Campbell       50      Director     1992         2003            54,299          1.2%

Dwayne Powell         36      President,   2000         2004           166,633          3.7%
                              CEO And
                              Director

Nominees
--------

James A. Edington     50      Director     1994         2002           229,611          5.1%

Robert Rainwater      65      Director     1981         2002            42,524          1.0%

A.J. Baltz, JR        74      Director     2001         2002           190,952          4.3%


___________________________


*    Less than 1%
(1) The mailing address for each person listed is 1700 East Highland Drive, Jonesboro, AR 72401. Each of the persons listed is also a director of First Community Bank (the "Bank"), the Company's wholly owned subsidiary.
(2) Reflects initial appointment to the Board of Directors of the Bank's mutual predecessor.
(3) See definition of "beneficial ownership" in the table "Beneficial Ownership of Common Stock."

     James A. Edington served as President and CEO from April 1999 through September 2001. Prior to that he served the Bank and the Company as Executive Vice President. He has been the Bank's compliance officer, security officer, secretary, and treasurer. Mr. Edington has been employed in executive roles with the Bank since 1983.

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

     Dwayne Powell, CPA, is the President and CEO, being appointed in October 2001. Previously, he served as Chief Financial Officer of the Bank from October 1996 thru September 2001 and of the Company since its formation. Prior to that, Mr. Powell was an Audit Manager for Deloitte & Touche LLP, primarily serving financial institution clients.

     A. J. Baltz, Jr. is owner and operator of Baltz Feed Store in Pocahontas, AR. Mr. Baltz owns farmland and leases out commercial properties. Mr. Baltz is a distant cousin of Ralph P. Baltz.

ITEM 11         EXECUTIVE COMPENSATION
-------         ----------------------

         The following table sets forth for the years ended September 30, 2001, 2000, and 1999, certain information as to the total remuneration paid by the Company to the Chief Executive Officer and all other executive officers whose salary and bonuses exceeded $100,000 ("Named Executive Officers").

                                                                               Long-Term Compensation
                                                                            -----------------------------
                                                Annual Compensation              Awards            Payout
                                           -------------------------------  -----------------------------
                                   Year                           Other      Restricted   Options/                   All
Name and                          Ended                        Annual Com-     Stock       SARS       LTIP          Other
PrincipalPosition                Sept.30,  Salary (1)  Bonus    pensation    Awards (3)    (#)       Payouts     Compensation
-----------------                --------  ----------  -----    ---------    ----------    ---       -------     ------------
(2)
---
Dwayne Powell .................    2001     169,250       --        --         --          --            --         34,667
   President and CEO(4) .......    2000     153,500       --        --         --          --            --         27,668
 ..............................    1999     150,175       --        --      321,354      80,000          --         29,387

------------------------------------
(1)  Includes Board of Director and committee fees.
(2) Consists of payments made pursuant to the Bank's Profit Sharing Plan. See "--Benefits for Employees and Officers." Also includes the Bank's contributions or allocations (but not earnings) pursuant to the Bank's Employee Stock Ownership Plan. Does not include benefits pursuant to the Bank's Pension Plan. See "--Benefits for Employees and Officers."
(3) Represents awards made pursuant to the Company's Recognition and Retention Plan for Employees, which awards vest in five equal annual installments commencing on January 3, 2000. Dividends on such shares accrue and are paid to the recipient when the shares are granted. The value of such shares was determined by multiplying the number of shares awarded by the price at which the shares of common stock were sold.
(4) Mr. Powell was appointed President and Chief Executive Officer in October 2001 upon retirement of Mr. Edington.

=================================================================================================================

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                       FISCAL YEAR-END OPTION VALUES

=================================================================================================================

           Name               Shares       Value       Number of Unexercised           Value of Unexercised
                             Acquired    Realized           Options at               In-The-Money Options at
                               Upon                       Fiscal Year-End                Fiscal Year-End
                             Exercise
                                                   --------------------------------------------------------------
                                                     Exercisable/Unexercisable      Exercisable/Unexercisable
=================================================================================================================

Dwayne Powell                   --                           0/80,000                         $0/$0



=================================================================================================================

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

                                          Amount of Shares
                                          Owned and Nature  Percent of Shares of
                                            of Beneficial       Common Stock
Holder                                      Ownership (1)      Outstanding (4)
------                                      -------------      ---------------

All Directors and Executive Officers
as a Group (8 persons)                         919,465              20.6%

Pocahontas Federal Savings and Loan            468,623              10.5%
401(k) Savings and Employee Stock
Ownership Plan. (2)(3)

----------
(1) Based solely upon the filings made pursuant to the Exchange Act and information furnished by the respective persons. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has sole or shared voting or investment power with respect to such shares, or has a right to acquire beneficial ownership at any time within 60 days from the date as to which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as shares owned by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2) Under the First Community Bank 401(k) Savings and Employee Stock Ownership Plan (the "ESOP"), shares allocated to participants' accounts are voted in accordance with the participants' directions. Unallocated shares held by the ESOP are voted by the ESOP Trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares. As of the Record Date, 367,717 shares of Common Stock were allocated under the ESOP.
(3) Excludes 43,274 shares of Common Stock or 8.5% of the shares of Common Stock outstanding, owned by the ESOP for the benefit of the named Executive Officers of the Bank.
(4) Total Common Stock outstanding includes shares that may be acquired pursuant to presently exercisable options.

ITEM 13   CERTAIN TRANSACTIONS
-------   --------------------

     The Bank has followed a policy of granting consumer loans and loans secured by one to four family real estate to officers, directors and employees. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with the general public prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.

     All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law generally requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates, subject to limited exceptions. However, recent regulations now permit executive officers and directors to receive the same terms on loans through plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to all directors, executive officers, and their associates totaled $14,233,928 at September 30, 2001, which was 31.9% of the Company's stockholders' equity at that date. There were no loans outstanding to any director, executive officer or their affiliates at preferential rates or terms during the three years ended September 30, 2001. All loans to directors and officers were performing in accordance with their terms at September 30, 2001.

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

     (a)(3)  Exhibits
             --------

                                                         Sequential Page
                                                       Reference to Prior       Number Where
                                                        Filing or Exhibit    Attached Exhibits
Regulation S-K                                           Number Attached    Are Located in This
Exhibit Number             Document                          Hereto          Form 10-K Report
--------------             --------                          ------          ----------------
      2           Plan of Reorganization                      None            Not Applicable

      3           Articles of Incorporation                   None            Not Applicable


                                                       Sequential Page
                                                    Reference to Prior         Number Where
                                                    Filing or Exhibit       Attached Exhibits
    Regulation S-K                                   Number Attached       Are Located in This
    Exhibit Number         Document                       Hereto             Form 10-K Report
    --------------         --------                       ------             ----------------
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


         16           Letter re: change in
                           certifying                      None               Not Applicable
                          accountants

         18           Letter re: change in
                      accounting principles                None               Not Applicable

         19            Previously unfiled
                            documents                      None               Not Applicable


         21         Subsidiaries of Registrant              21                   Page 29

                                                        Sequential Page
                                                      Reference to Prior         Number Where
                                                       Filing or Exhibit       Attached Exhibits
    Regulation S-K                                      Number Attached       Are Located in This
    Exhibit Number            Document                      Hereto             Form 10-K Report
    --------------            --------                      ------             ----------------
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

                            POCAHONTAS BANCORP, INC.

Date: December 20, 2001                  By: /s/ Dwayne Powell
      -----------------                     ------------------------------------
                                               Dwayne Powell, President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Dwayne Powell                        By: /s/ Terry Prichard
    ------------------------------------         -------------------------------
   Dwayne Powell                                Terry Prichard
   President, Chief Executive Officer,          Vice President, Controller
    Treasurer and Director                      (Principal Financial Officer)
   (Principal Executive Officer)

Date: December 26, 2001                      Date: December 26, 2001
      -----------------                            -----------------


By: /s/ Ralph P. Baltz                       By: /s/ James Edington
    ------------------------------------         -------------------------------
    Ralph P. Baltz                               James Edington
    Chairman of the Board and Director           Director

Date: December 26, 2001                      Date: December 26, 2001
      -----------------                            -----------------



By: /s/ A.J. Baltz, Jr.                      By: /s/ Marcus Van Camp
    ------------------------------------         -------------------------------
    A.J. Baltz, Jr.                              Marcus Van Camp
    Director                                     Director

Date: December 26, 2001                      Date: December 26, 2001
      -----------------                            -----------------



By: /s/ N. Ray Campbell                      By: /s/ Robert Rainwater
    ------------------------------------         -------------------------------
     N. Ray Campbell                             Robert Rainwater
     Director                                    Director



Date: December 26, 2001                      Date: December 26, 2001
      -----------------                            -----------------