Form 10-Q
period 2001-12-31
POCAHONTAS BANCORP INC
filed 2002-02-14
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20552

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE # 0-23969
                            POCAHONTAS BANCORP, INC.


              DELAWARE                       IRS Employer Identification
                                                   No. 71-0806097

              Address                             Telephone Number
              -------                             ----------------

          1700 E Highland                          (870) 802-1700
          Jonesboro,  AR 72401

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

There were 4,468,680 shares of Common Stock ($.01 par value) issued and outstanding as of December 31, 2001.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                                  Page

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

  Condensed Consolidated Statements of Financial Condition at December 31, 2001
    and September 30, 2001                                                          1

  Condensed Consolidated Statements of Income for the Three Months Ended
    December 31, 2001 and 2000                                                      2

  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
    December 31, 2001 and 2000                                                      3

  Notes to Condensed Consolidated Financial Statements                              4

  Independent Accountants' Report                                                   6

 Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                         7

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk               11

PART II.  OTHER INFORMATION                                                        12

ITEM 1

POCAHONTAS BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                     (Unaudited)
                                                  December 31, 2001    September 30, 2001
ASSETS
Cash                                                 $  15,795,002      $  11,145,799
Cash surrender value of life insurance                   6,642,828          6,589,293
Investment securities -- trading                         3,218,498          3,175,274
Investment securities -- held to maturity                9,494,078         11,500,879
Investment securities -- available for sale             81,845,500         64,974,115
Loans receivable, net                                  328,886,343        349,376,099
Accrued interest receivable                              3,965,195          4,860,860
Premises and equipment, net                             12,754,598         12,274,154
Federal Home Loan Bank Stock, at cost                    2,786,500          3,786,500
Goodwill                                                 8,928,674          7,665,461
Core deposit premium                                     6,063,686          6,257,469
Other assets                                             1,656,429          1,959,575
                                                     -------------      -------------
TOTAL ASSETS                                         $ 482,037,331      $ 483,565,478
                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                           $ 381,711,960      $ 348,540,922
  Federal Home Loan Bank advances                       30,003,631         73,315,804
  Securities sold under agreements to repurchase                 -            350,000
  Deferred compensation                                  4,784,170          5,138,759
  Accrued expenses and other liabilities                 3,764,969          4,400,383
                                                     -------------      -------------
            Total liabilities                          420,264,730        431,745,868

TRUST PREFERRED SECURITIES                              16,884,808          7,231,058

STOCKHOLDERS' EQUITY:
  Common stock                                              69,696             69,696
  Additional paid-in capital                            51,201,140         51,201,140
  Reduction for ESOP debt guaranty                      (1,441,804)        (1,441,804)
  Unearned RRP Shares                                      (95,991)          (116,237)
  Accumulated other comprehensive income                   796,054          1,222,042
  Retained earnings                                     14,042,589         13,337,606
                                                     -------------      -------------
                                                        64,571,684         64,272,443
Less treasury stock at cost                            (19,683,891)       (19,683,891)
                                                     -------------      -------------
            Total stockholders' equity                  44,887,793         44,588,552
                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 482,037,331      $ 483,565,478
                                                     =============      =============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                               2001              2000
                                                                               ----              ----
INTEREST INCOME:
  Loans receivable                                                         $ 6,742,077      $ 4,725,979
  Investment securities                                                      1,276,849        2,330,405
                                                                           -----------      -----------
            Total interest income                                            8,018,926        7,056,384
INTEREST EXPENSE:
  Deposits                                                                   3,344,506        3,037,264
  Borrowed funds                                                               838,921        1,863,638
                                                                           -----------      -----------
            Total interest expense                                           4,183,428        4,900,902

NET INTEREST INCOME BEFORE PROVISION
   FOR LOAN LOSSES                                                           3,835,498        2,155,482
PROVISION FOR LOAN LOSSES                                                      100,000                -
                                                                           -----------      -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                            3,735,498        2,155,482

OTHER INCOME:
  Dividends                                                                     42,666           99,283
  Fees and service charges                                                     963,495          396,993
  Gain on sale of securities                                                    82,883           37,769
  Trading gain                                                                  19,935           55,197
  Other                                                                         50,101           84,830
                                                                           -----------      -----------
            Total other income                                               1,159,081          674,072
                                                                           -----------      -----------

OPERATING EXPENSE:
  Compensation and benefits                                                  1,920,498        1,125,727
  Occupancy and equipment                                                      559,487          243,421
  SAIF deposit insurance premium                                                11,255           11,490
  Professional fees                                                            116,477           95,178
  Data processing                                                              137,540           87,681
  Advertising                                                                  130,022           74,995
  OTS assessment                                                                14,123           22,755
  Other                                                                        458,387          325,288
                                                                           -----------      -----------
            Total operating expense                                          3,347,789        1,986,535
INCOME BEFORE INCOME TAXES                                                   1,546,790          843,019
INCOME TAXES                                                                   529,000          190,000
                                                                           -----------      -----------
NET INCOME                                                                   1,017,790          653,019
                                                                           -----------      -----------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized holding gain (loss) on available for sale securities
   arising during period                                                      (381,180)         909,708
  Reclassification adjustment for gains included in net income                 (44,808)         (24,300)
                                                                           -----------      -----------
            Other comprehensive income (loss)                                 (425,988)         885,408
                                                                           -----------      -----------
COMPREHENSIVE INCOME                                                       $   591,803      $ 1,538,427
                                                                           ===========      ===========
BASIC EARNINGS PER SHARE                                                   $      0.23      $      0.15
                                                                           ===========      ===========
DILUTED EARNINGS PER SHARE                                                 $      0.23      $      0.15
                                                                           ===========      ===========


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  2001                2000
                                                                  ----                ----
OPERATING ACTIVITIES:
  Net income                                                   $ 1,017,790       $    653,019
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                        100,000                  -
  Depreciation of premises and equipment                           229,029            112,950
  Amortization of deferred loan fees                               (50,119)           (11,436)
  Amortization of premiums and discounts, net                       49,359            (93,081)
  Net gain on sale of assets                                       (82,884)           (38,276)
  Cash surrender value of life insurance policies                  (53,535)           (48,372)
  Trading securities                                               (43,224)          (119,776)
  Accrued interest receivable                                      895,665            217,495
  Core deposit premium                                             193,783             71,514
  Other assets                                                     (41,354)           550,322
  Deferred compensation                                           (354,589)             8,742
  Accrued expenses and other liabilities                          (635,414)           267,660
                                                                ----------          ---------
        Net cash provided by operating activities                1,224,507          1,570,761
                                                                ----------          ---------

INVESTING ACTIVITIES:
  Acquisition of Southern Mortgage Corp, net of cash acquired     (849,049)                -
  Adjustment to acquisition of Walden Smith                       (453,907)                -
  Purchase of investment securities                            (30,383,468)        (1,898,050)
  Loan repayments and originations, net                         20,477,951          1,370,625
                                                                 1,000,000            831,900
  Net decrease in FHLB stock
  Proceeds from maturities, sales and principal repayments
  of investment securities                                      15,088,345         11,221,550
  Proceeds from sale of real estate owned                          344,500             51,849
  Purchase of premises and equipment                              (669,731)           (18,199)
                                                               -----------         ----------
            Net cash provided by investing activities            4,554,641         11,659,675
                                                               -----------         ----------

FINANCING ACTIVITIES:

  Net increase (decrease) in deposits                           33,171,038           (697,012)
  Net increase (decrease) in repurchase agreements                (350,000)         1,275,000
  Proceeds of FHLB advances                                    143,870,000        594,995,000
  Repayment of  FHLB advances                                  187,182,173)      (614,305,000)
  Proceeds from issuance of trust preferred securities, net      9,653,750                  -
  Issuance of RRP's                                                 20,246             37,599
  Dividends paid                                                  (312,806)          (309,619)
                                                               -----------       ------------
            Net cash used by financing activities               (1,129,945)       (19,004,032)
                                                                ----------       ------------
NET INCREASE (DECREASE) IN CASH                                  4,649,203         (5,773,596)
CASH AT BEGINNING OF PERIOD                                     11,145,799         12,941,447
CASH AT END OF PERIOD                                          -----------       ------------
                                                               $15,795,002       $  7,167,851
                                                               ===========       ============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or any interim period.

      The interim financial information should be read in conjunction with the consolidated financial statements and notes of Pocahontas Bancorp, Inc. (the "Company"), included in the Annual Report for the fiscal year ended September 30, 2001. The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary First Community Bank (the "Bank"). The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

2.    EARNINGS PER COMMON SHARE

      The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented.

      The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                      Three Months Ended December 31,
                                                      -------------------------------
                                                           2001         2000

      Total basic shares outstanding                    4,383,541    4,284,357
      Add dilutive effect of unexercised options                0        9,328
                                                        ---------    ---------
        Total weighted average shares outstanding
        for dilutive earnings per share calculation     4,383,541    4,293,685
                                                        =========    =========

3.    DECLARATION OF DIVIDENDS

      On December 7, 2001, the Board of Directors declared a $0.07 per share quarterly dividend for holders of record December 14, 2001.

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

                                   Three-Months Ended December 31,
                                   -------------------------------
                                          2001       2000
Net income (in thousands):

  As reported                          $  1,018    $  653
  Pro forma                                 993       629
Earnings per share:
  Basic - as reported                      0.23      0.15
  Basic - pro forma                        0.23      0.15
  Diluted - as reported                    0.23      0.15
  Diluted - pro forma                      0.23      0.15


      There were 350,000 unexercised options outstanding under the Company's 1998 Stock Option Plan as of September 30, 2001. No options were exercised, forfeited or granted under the 1998 Stock Option Plan during the quarter ended December 31, 2001.

5.    TRUST PREFERRED SECURITIES

      On December 8, 2001, the Company issued $10.0 million of trust preferred securities with a floating coupon rate, which is reset semi-annually, equal to the six-month LIBOR plus 375 basis points. The floating rate may not exceed 11.0% until December 8, 2006. The securities were sold pursuant to an exemption from registration under the Securities Act of 1933 (the "Act"), and have not been registered under the Act. The proceeds, net of issuance costs, to the Company were approximately $9.65 million. The Company plans to use the proceeds for general corporate purposes, including but not limited to additional business acquisitions, stock repurchases, dividends and corporate expenses. Under current tax law, the dividend paid on trust preferred securities is deductible.

6.    COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

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

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

8.    PLAN OF MERGER

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

9.    SUBSEQUENT EVENTS

      On January 16, 2002 the Company announced that its wholly-owned subsidiary, First Community Bank, had entered into a definitive agreement under which the Company would acquire Peoples Bank of Imboden, an Arkansas bank subsidiary of Spring Rivers Banchares, Inc. in a cash merger valued at approximately $8.0 million. The Board of Directors of each institution has unanimously approved the transaction. The acquisition is expected to be completed prior to July 31, 2002.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the "Company") as of December 31, 2001, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
February 1, 2002

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition at December 31, 2001, as compared to September 30, 2001.

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

General. The Company's total assets decreased $1.6 million or 0.3% to $482.0 million at December 31, 2001, as compared to $483.6 million at September 30, 2001, primarily due to a decrease in net loans receivable of $20.5 million, or 5.9% attributed management's determination to maintain high underwriting standards in the face of a generally weakening local economy, which resulted in lower origination of new loans during the three months ended December 31, 2001. The resulting excess liquidity was directed to the purchase of approximately $30.5 million in investment securities. The decrease in total assets was also due to the call of $8.0 million of investment securities, and the sale of $3.1 million in loans during the three months ended December 31, 2001.

Loans receivable, net. Net loans receivable decreased by $20.5 million or 5.87% to $328.9 million at December 31, 2001, from $349.4 million as of September 30, 2001. The decrease was attributed to management's determination to maintain high underwriting standards in the face of a generally weakening local economy, which resulted in lower origination of new loans during the three months ended December 31, 2001.

Investment securities held to maturity. Investment securities held to maturity decreased $2.0 million, or 17.4%, to $9.5 million at December 31, 2001, from $11.5 million at September 30, 2001. The decrease in the Company's held to maturity investment portfolio was due to the maturity of securities.

Investment securities available for sale. Investment securities available for sale increased $16.8 million, or 25.8%, to $81.8 million at December 31, 2001, from $65.0 million at September 30, 2001. The increase was primarily due to the purchase of $30.4 million of investment securities and the call and maturity of $9.0 million of investment securities during the quarter ended December 31, 2001.

Investment securities trading. Trading investment securities increased $0.04 million, or 1.3%, to $3.22 million at December 31, 2001, from $3.18 million at September 30, 2001. This increase was the result of an increase in market value of trading securities.

Deposits. Deposits increased $33.2 million or 9.5% to $381.7 million at December 31, 2001, from $348.5 million at September 30, 2001, primarily due to an increase in certificates of deposits.

Federal Home Loan Bank Advances and securities sold under agreements to repurchase. FHLB advances decreased $43.7 million or 59.3% to $30.0 million at December 31, 2001, from $73.7 million at September 30, 2001. This decrease was due to the use of proceeds from the increase in certificate of deposit accounts to repay FHLB advances.

Trust Preferred Securities. Trust preferred securities of $10.0 million were issued during the three-month period ended December 31, 2001. Net proceeds to the Company were $9.65 million.

Stockholders' equity. Total stockholders' equity increased $0.3 million or 0.7% to $44.9 million at December 31, 2001, from $44.6 million at September 30, 2001. Such increase was due to income from continuing operations partially offset by dividends and a decrease in the unrealized gain on available-for-sale securities, net of the income tax effect.

Comparison of Results of Operations for the Three Months Ended December, 2001 and 2000.

Overview. For the three-month periods ended December 31, 2001 and 2000, net income was approximately $1.0 million and $0.7 million respectively, an increase of $0.3 million or 42.9%.

Net interest income. For the three-month period ended December 31, 2001 and 2000, net interest income before provision for loan losses increased approximately $1.7 million or 81.0% to $3.8 million from $2.1 million for the three month period ended December 31, 2000. The increase in net interest income was due to a decrease in borrowed funds resulting in lower interest expense and due to the fact that the average rates on deposits have decreased faster than the average rates on loans receivable in the generally lower market interest rate environment. Also, the acquisition of First Community Bank in May 2001 resulted in an increase in the volume of interest earning assets and interest bearing liabilities.



Rate/Volume Analysis (in thousands)

                                                    Three-Month Periods Ended December, 2001 vs. 2000
                                                                   Increase/(Decrease)
                                                                          Due to
                                                                          ------

                                                                                                  Total
                                                                                 Rate/           Increase
                                                Volume           Rate           Volume          (Decrease)
                                                ------           ----           ------          ----------
Interest income:
Loans Receivable                              $    4,577       $    2,816      $  (5,377)      $        2,016
Investment securities                             (2,126)          (1,789)         2,862               (1,053)
                                             -------------   --------------  --------------    --------------

Total interest earning assets                      2,451            1,027         (2,515)                 963

Interest expense:
Deposits                                           3,789           (2,006)        (1,476)                 307
Borrowed funds                                    (1,462)          (4,618)         5,055               (1,025)
                                             -------------   --------------  --------------    --------------
Total interest bearing liabilities                 2,327           (6,624)         3,579                 (718)


                                             -------------   --------------  --------------
Net change in net interest income             $      124       $    7,651      $  (6,094)               1,681
                                             =============   ==============  ==============


Provision for Loan Losses                                                                                 100
                                                                                               --------------

Net change in net interest income after
 provision for loan losses                                                                     $        1,581
                                                                                               ==============

Other income. Other income increased to $1.2 million for the three-month period ended December 31, 2001 compared to $0.7 million for the quarter ended December 31, 2000, an increase of $0.5 million or 71.4%. The increase in other income was primarily due to an increase in fees and service charges due to an increase in deposit accounts and due to the Company's checking account marketing program.

Operating Expense. For the three-month period ended December 31, 2001, operating expenses increased $1.3 million, or 65.0%, to $3.3 million from $2.0 million for the three months ended December 31, 2000. The increase in operating expenses was primarily due to an increase in compensation and occupancy expenses resulting from the acquisition of First Community Bank by the Company in May 2001.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. A provision of $100,000 was made during the three month period ended December 31, 2001 and no provision for loan losses was made during the three month periods ended December 31, 2000. Management believes that the allowance for loan loss is adequate to absorb loan losses in the existing portfolio. However, future reviews may require additional provisions.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.

                                                         December 31, 2001    September 30, 2001
                                                         -----------------    ------------------
                                                                 (Dollars in Thousands)
Delinquent loans:
  Single family mortgage                                          $  1,870           $  1,883
  Other mortgage loans                                               2,300              2,988
  Other loans                                                        1,461              1,454
                                                                  --------           --------
            Total delinquent loans                                   5,631              6,325
Total real estate owned (1)                                          1,195              1,342
                                                                  --------           --------
Total non-performing assets                                       $  6,826           $  7,667
                                                                  ========           ========
Total loans delinquent 90 days or more to net
  loans receivable                                                    1.72%              1.81%
Total loans delinquent 90 days or more to total assets                1.18%              1.31%
Total nonperforming loans and REO to total assets                     1.42%              1.59%
(1) Net of valuation allowances

It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due decreased $694,000 or 11.0% between September 30, 2001 and December 31, 2001.

Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no longer than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the three months ended December 31, 2001.

At December 31, 2001, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At December 31, 2001, the Bank's capital ratios exceeded all regulatory requirements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. It is the objective of the Company to minimize, to the degree prudent, its exposure to interest rate risk, while maintaining an acceptable interest rate spread. Interest rate spread is the difference between the Company's yield on its interest-earning assets and its cost of interest-bearing liabilities. Interest rate risk is generally understood to be the sensitivity of the Company's earnings, net asset values, and stockholders' equity to changes in market interest rates.

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

Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following table sets forth, quantitatively, as of September 30, 2001, the OTS estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and decrease in market interest rates:

     Changes in                                                           Change in NPV
   Interest Rates              Net Portfolio Value                      as a Percentage of
   in Basis Points            (Dollars in thousands)                     Estimated Market
                      ------------------------------------
    (Rate Shock)      Amount      $ Change       % Change     Ratio      Value of Assets
    ------------      -------     ---------      ---------    -----     -----------------
       +300 bp       $ 48,971    $    (16,272)    -24.9%      10.27%        (-2.81) bp
       +200 bp         54,914         (10,330)    -15.8%      11.33%        (-1.75) bp
       +100 bp         60,594          (4,649)     -7.1%      12.31%        (-1.93) bp
          0 bp         65,243               -         0%      13.08%          0.00%
       -100 bp         68,501           3,257         5%      13.58%          0.50%
       -200 bp         71,350           6,107         9%      14.00%          0.93%
       -300 bp              -               -

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

On November 26, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 5 "Other Events" that the Company had entered into an Agreement and Plan of Merger with North Arkansas Bancshares, Inc. No financial statements were required to be filed with this report. The Agreement and Plan of Merger dated November 20, 2001, was filed as an exhibit to the report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            POCAHONTAS BANCORP, INC.


Date:    2/14/02                  /s/ Dwayne Powell
      --------------              -----------------------------
                                  Dwayne Powell
                                  President and CEO

Date:    2/14/02                 /s/ Terry Prichard
      --------------              -----------------------------
                                 Terry Prichard
                                 Senior Vice President/Controller