Form 10-Q
period 2002-03-31
POCAHONTAS BANCORP INC
filed 2002-05-15
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE # 0-23969
                            POCAHONTAS BANCORP, INC.

    State of Incorporation                       IRS Employer Identification No.
    ----------------------                       -------------------------------
           DELAWARE                                        71-0806097

           Address                                       Telephone Number
           -------                                       ----------------
     1700 E. Highland                                     (870) 802-1700
 Jonesboro, Arkansas  72401



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ---

There were 4,454,280 shares of Common Stock ($0.01 par value) issued and outstanding as of March 31, 2002.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Consolidated Statements of
            Financial Condition at March 31, 2002
            (unaudited) and September 30, 2001                              1

          Condensed Consolidated Statements of Income
            and Comprehensive Income for the Three and
            Six Months Ended March 31, 2002 and 2001 (unaudited)            2

          Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            March 31, 2002 and 2001 (unaudited)                             3

          Notes to Condensed Consolidated Financial
            Statements (unaudited)                                          4

          Independent Accountants' Report                                   7

  Item 2. Management's Discussion and Analysis
            of Financial Condition
            and Results of Operations                                       8

  Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                              13

PART II.  OTHER INFORMATION                                                14

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------

                                                                           (Unaudited)
                                                                          March 31, 2002           September 30, 2001
                                                                          --------------           ------------------
ASSETS
Cash                                                                        $ 14,756,398               $ 11,145,799
Cash surrender value of life insurance                                         6,691,200                  6,589,293
Investment securities - trading                                                3,128,697                  3,175,274
Investment securities - held to maturity                                       9,200,925                 11,500,879
Investment securities - available for sale                                   125,502,767                 64,974,115
Loans receivable, net                                                        321,090,366                349,376,099
Accrued interest receivable                                                    3,799,161                  4,860,860
Premises and equipment, net                                                   12,942,106                 12,274,154
Federal Home Loan Bank Stock, at cost                                          2,552,400                  3,786,500
Goodwill                                                                       8,901,074                  7,665,461
Core deposit premium                                                           5,878,885                  6,257,469
Other assets                                                                   1,727,066                  1,959,575
                                                                            ------------               ------------
TOTAL ASSETS                                                                $516,171,045               $483,565,478
                                                                            ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Deposits                                                                  $396,125,280               $348,540,922
  Federal Home Loan Bank advances                                             50,486,182                 73,315,804
  Securities sold under agreements to repurchase                                      -                     350,000
  Deferred compensation                                                        4,072,555                  5,138,759
  Accrued expenses and other liabilities                                       4,185,380                  4,400,383
                                                                            ------------               ------------
          Total liabilities                                                  454,869,397                431,745,868
TRUST PREFERRED SECURITIES                                                    16,890,000                  7,231,058

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 8,000,000 shares authorized;
  6,969,688 and 6,969,688 shares issued and 4,468,680 and
  4,456,280 shares outstanding at September 30, 2001 and
  March 31, 2002, respectively                                                    69,696                     69,696
  Additional paid-in capital                                                  51,201,140                 51,201,140
  Unearned ESOP Shares                                                        (1,441,804)                (1,441,804)
  Unearned RRP Shares                                                            (75,743)                  (116,237)
  Accumulated other comprehesive income (loss)                                  (116,944)                 1,222,042
  Retained earnings                                                           14,583,507                 13,337,606
                                                                            ------------               ------------
                                                                              64,219,852                 64,272,443
  Treasury stock at cost, 2,513,408 and 2,501,008
     shares, respectively                                                    (19,808,204)               (19,683,891)
                                                                            ------------               ------------
           Total stockholders' equity                                         44,411,648                 44,588,552
                                                                            ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $516,171,045               $483,565,478
                                                                            ============               ============


See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (UNAUDITED)
-------------------------------------------------------------------------------

                                                           Three Months Ended              Six Months Ended
                                                                 March 31,                    March 31,
                                                          2002           2001            2002            2001
                                                     ------------    ------------    ------------    ------------
INTEREST INCOME:
  Loans receivable                                   $  6,009,125    $  4,730,776    $ 12,751,201    $  9,456,755
  Investment securities                                 1,770,977       2,141,657       3,047,827       4,472,062
                                                     ------------    ------------    ------------    ------------
            Total interest income                       7,780,102       6,872,433      15,799,028      13,928,817
INTEREST EXPENSE:
  Deposits                                              3,198,800       2,945,528       6,543,306       5,982,793
  Borrowed funds                                          767,474       1,513,811       1,606,396       3,377,448
                                                     ------------    ------------    ------------    ------------
            Total interest expense                      3,966,275       4,459,339       8,149,702       9,360,241

NET INTEREST INCOME                                     3,813,827       2,413,094       7,649,326       4,568,576
PROVISION FOR LOAN LOSSES                                 100,000            --           200,000            --
                                                     ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             3,713,827       2,413,094       7,449,326       4,568,576
OTHER INCOME:
  Dividends                                                27,619          72,935          70,285         172,218
  Fees and service charges                                965,482         436,920       1,928,977         833,913
  Trading gains, net                                       23,899         438,038          43,834         493,235
  Other                                                   241,556         112,770         374,541         235,371
                                                     ------------    ------------    ------------    ------------
            Total other income                          1,258,556       1,060,664       2,417,637       1,734,737
                                                     ------------    ------------    ------------    ------------
OPERATING EXPENSE:
  Compensation and benefits                             1,933,527       1,143,931       3,854,024       2,269,658
  Occupancy and equipment                                 563,907         229,140       1,123,394         472,562
  Deposit insurance premium                                15,812          11,495          27,067          22,985
  Professional fees                                       150,965          86,962         267,442         182,141
  Data processing                                         151,188         120,601         288,728         208,282
  Advertising                                             167,805          97,005         297,827         172,000
  OTS assessment                                           26,182          21,647          40,305          44,401
  Other                                                   670,766         384,866       1,129,153         710,154
                                                     ------------    ------------    ------------    ------------
            Total operating expense                     3,680,152       2,095,647       7,027,940       4,082,182
                                                     ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                              1,292,232       1,378,111       2,839,023       2,221,130
INCOME TAXES                                              438,857         550,000         967,857         740,000
                                                     ------------    ------------    ------------    ------------
NET INCOME                                                853,375         828,111       1,871,166       1,481,130

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on available-
    -for-sale securities arising during period           (912,284)      1,024,748      (1,293,466)      2,033,028
  Reclassification adjustment for gains included
    in net income                                            (712)          1,267         (45,519)        (36,502)
                                                     ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                          $    (58,909)   $  1,852,859    $    577,700    $  3,514,158
                                                     ============    ============    ============    ============

BASIC EARNINGS PER SHARE                             $       0.19    $       0.19    $       0.43    $       0.35
                                                     ============    ============    ============    ============

DILUTED EARNINGS PER SHARE                           $       0.19    $       0.19    $       0.43    $       0.35
                                                     ============    ============    ============    ============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           Six months ended
                                                                               March 31,
                                                                     ----------------------------
                                                                         2002            2001
                                                                     ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                         $  1,871,166    $  1,481,130
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                             200,000            --
    Depreciation of premises and equipment                                466,865         224,034
    Amortization of core deposit premium                                  378,584         143,029
    Amortization of deferred loan fees                                    (63,730)        (27,535)
    Amortization of premiums and discounts, net                             2,914        (199,061)
    Net (gain) loss on sales of assets                                   (135,778)         34,252
    Increase in cash surrender value of life insurance policies          (101,907)        (96,744)
  Change in operating assets and liabilities:
    Trading securities                                                     46,577        (386,953)
    Accrued interest receivable                                         1,061,699         100,785
    Other assets                                                         (479,291)        900,869
    Deferred compensation                                              (1,066,204)        (67,705)
    Accrued expenses and other liabilities                               (215,003)        639,608
                                                                     ------------    ------------
            Net cash provided by operating activities                   1,965,892       2,745,709
                                                                     ------------    ------------

INVESTING ACTIVITIES:
  Acquisition of Southern Mortgage Corp, net of cash acquired            (849,049)           --
  Adjustments to acquisition of Walden/Smith Financial Group, Inc.       (426,307)           --
  Loan repayments, originations, and purchases, net                    17,950,855         986,658
  Proceeds from sale of loans                                          10,288,866            --
  Proceeds from sale of FHLB Stock                                      1,234,100         855,700
  Purchase of investment securities                                   (81,699,051)     (1,898,050)
  Proceeds from sale of REO                                               711,800         151,849
  Proceeds from sale of Fixed Assets                                       11,982            --
  Proceeds from maturities and principal repayments of securities      22,179,165      16,497,208
  Purchases of premises and equipment                                  (1,107,057)        (74,589)
                                                                     ------------    ------------
            Net cash provided (used) by investing activities          (31,704,696)     16,518,776
                                                                     ------------    ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                  47,584,358      (2,694,504)
  Proceeds of repurchase agreements, net                                 (350,000)        435,000
  Net decrease in FHLB advances                                       (22,829,622)    (19,865,000)
  Proceeds from issuance of Trust Preferred Securities                  9,653,750       7,226,500
  Repurchase of Common Stock                                             (124,313)           --
  Issuance of RRPs                                                           --            75,259
  Proceeds from exercise of stock options                                  40,495          35,589
  Dividends paid                                                         (625,265)       (579,999)
                                                                     ------------    ------------
            Net cash provided (used) by financing activities           33,349,403     (15,367,155)
                                                                     ------------    ------------
NET INCREASE IN CASH                                                    3,610,599       3,897,330
CASH AT BEGINNING OF PERIOD                                            11,145,799      12,941,447
                                                                     ------------    ------------
CASH AT END OF PERIOD                                                $ 14,756,398    $ 16,838,777
                                                                     ============    ============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

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

      The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                 Three Months Ended              Six Months Ended
                                            ------------------------------ -------------------------------
                                            March 31, 2002  March 31, 2001  March 31, 2002  March 31, 2001
                                            --------------  --------------  --------------  --------------
Total basic shares outstanding                 4,379,408       4,298,362       4,381,474      4,291,359
Add dilutive effect of unexercised options        27,475               0          13,738              0
                                              ----------       ---------       ---------      ---------

Total weighted average shares outstanding
  for dilutive earnings-per-share
  calculation                                  4,406,883       4,298,362       4,395,212      4,291,359
                                              ==========       =========       =========      =========

3.    DECLARATION OF DIVIDENDS

      On February 14, 2002, the Board of Directors declared a $.07 per share quarterly dividend for holders of record March 15, 2002.

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

      The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the three and six months ended March 31, 2002, would have been as follows:

                                 Three-Months Ended      Six-Months Ended
                                      March 31,               March 31,
                                 ------------------     ------------------
                                    2002     2001         2002      2001
                                   -----    -----       -------    -------
Net income (in thousands):
  As reported                      $ 853    $ 828       $ 1,871    $ 1,481
  Pro forma                        $ 829    $ 804       $ 1,823    $ 1,433

Earnings per share:
  Basic - as reported              $0.19    $0.19       $  0.43    $  0.35
  Basic - pro forma                $0.19    $0.19       $  0.43    $  0.35
  Diluted - as reported            $0.19    $0.19       $  0.43    $  0.35
  Diluted - pro forma              $0.19    $0.19       $  0.43    $  0.35

      In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

5.    TRUST PREFERRED SECURITIES

      On December 8, 2001, the Company issued $10.0 million of trust preferred securities with a floating coupon rate, which is reset semi-annually, equal to the six-month LIBOR plus 3.75%. The floating rate may not exceed 11.0% until December 8, 2006. The securities were sold pursuant to an exemption from registration under the Securities Act of 1933 (the "Act"), and have not been registered under the Act. The proceeds, net of issuance costs, to the Company were approximately $9.65 million. The Company plans to use the proceeds for general corporate purposes, including but not limited to additional business acquisitions, stock repurchases, dividends and corporate expenses. Under current tax law, the dividend paid on trust preferred securities is deductible.

6.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair value as necessary. The Company adopted the provisions of this statement on October 1, 2001. The Company has completed a transitional impairment review to identify if there is an impairment to the goodwill or intangible assets of indefinite life using fair value methodology which differs from an undiscounted cash flow methodology which continues to be used for intangible assets with an identifiable life. There was no impairment loss resulting from the transitional impairment test. Any subsequent impairment losses will be reflected in operating income in the income statement. Annual amortization expense would have been approximately $383,000 for the year ending September 30, 2002. There was no goodwill amortization expense during the three and six months ended March 31, 2001.

7.    ACQUISITION

      On January 16, 2002 the Company entered into an agreement with Spring Rivers Bancshares, Inc. to acquire Peoples Bank of Imboden in a cash merger valued at approximately $8.0 million. The Board of Directors of each institution has unanimously approved the transaction. Due diligence has been completed. The transaction has been approved by regulatory authorities and is expected to close in May 2002. Peoples Bank is headquartered in Imboden, Arkansas and operates four full-service banking offices. At September 30, 2001, Peoples Bank had total assets of $64.2 million, total deposits of $58.7 million and stockholders' equity of $5.1 million.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Stockholders of
Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2002 and 2001, and of cash flows for the six-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.



/s/ Deloitte & Touche LLP


Little Rock, Arkansas
May 3, 2002

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

Financial Condition at March 31, 2002, as compared to September 30, 2001.

General. The Company's total assets increased $32.6 million or 6.74% to $516.2 million at March 31, 2002, as compared to $483.6 million at September 30, 2001.

Loans receivable, net. Net loans receivable decreased by $28.3 million or 8.1% to $321.1 million at March 31, 2002, from $349.4 million at September 30, 2001. The decrease was partially due to the sale of $10.3 million of loans during the six-month period ended March 31, 2002. The decrease was also attributed to management's determination to maintain high underwriting standards in the face of a generally weakening local economy, which resulted in lower origination of new loans during the six-months ended March 31, 2002.

Investment securities held to maturity. Investment securities held to maturity decreased $2.3 million, or 2.0% to $9.2 million at March 31, 2002, from $11.5 million at September 30, 2002. The decrease in the Company's held to maturity investment portfolio was due to the maturity of securities.

Investment securities available for sale. Investment securities available for sale increased $60.5 million, or 93.1%, to $125.5 million at March 31, 2002, from $65.0 million at September 30, 2001. This net change was primarily due to the purchase of $81.7 million of securities and the call and maturity of $22.2 million of investment securities during the six-month period ended March 31, 2002.

Investment securities trading. Investment securities trading decreased to $3.1 million, or 3.1% at March 31, 2002, from $3.2 million at September 30, 2001 primarily due to decrease in the market value of trading securities.

Other assets. Other assets decreased to $1.7 million, or 15.0% at March 31, 2002, from $2.0 million at September 30, 2001. The net change was primarily due to the sale of $711,800 of REO and an increase in prepaid items of $479,291 during the six months ended March 31, 2002.

Deposits. Deposits increased $47.6 million or 13.7% to $396.1 million at March 31, 2002, from $348.5 million at September 30, 2001, primarily due to core deposit growth in the Bank's market area.

Deferred compensation. Deferred compensation decreased $1.0 million or 21.6% to $4.1 million at March 31, 2002 from $5.1 million at September 30, 2001. The decrease was due to annual payments made to retired directors and payments made to fulfill retirement and severance agreements associated with the move of the corporate headquarters to Jonesboro.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $0.2 million, or 4.5%, to $4.2 million at March 31, 2002, from $4.4 million at September 30, 2001.

Federal Home Loan Bank advances. FHLB advances decreased $22.8 million or 31.1% to $50.5 million at March 31, 2002, from $73.3 million at September 30, 2001. This decrease was due to the use of proceeds from the increase in certificate of deposit accounts to repay FHLB advances.

Stockholders' equity. Stockholders' equity decreased $0.2 million or 0.4% to $44.4 million at March 31, 2002, from $44.6 million at September 30, 2001. The change in stockholders' equity was primarily due to net income of $1,871,166 which was partially offset by dividends of $0.6 million and a decrease in the unrealized gain on available for sale securities of $1.3 million, net of the income tax effect.

Comparison of Results of Operations for the Three and Six Months Ended March 31, 2002 and 2001.

Overview. Net Income was $853,375 for the quarter ended March 31, 2002, compared to $828,111, for the quarter ended March 31, 2001, an increase of $25,264 or 3.1%. Basic and diluted earnings per share were $0.19 compared to basic and diluted earning per share of $0.19 for the same period last year.

Net income for the six month period ended March 31, 2002 was $1,871,166 compared to $1,481,130, for the same period ended March 31, 2001, an increase of $390,036 or 26.3%. Basic and diluted earnings per share for the six-month period were $0.43 compared to basic and diluted earning per share of $0.35 the same period last year.

Net interest income. Net interest income after provision for loan losses for the quarter ended March 31, 2002 was $3,713,827 compared to $2,413,094 for the quarter ended March 31, 2001, an increase of $1,300,733 or 54.0%. Net interest income after provision for loan losses for the six-month period ended March 31, 2002 was $7,449,326 compared to $4,568,576 for the six-month period ended March 31, 2001, an increase of $2,880,750 or 63.1%. The increase in net interest income was due to the average rates on interest-bearing liabilities decreasing faster than the average rates on interest-bearing assets. Also, the acquisition of First Community Bank in May 2001 resulted in an increase in the volume of interest earning assets and interest bearing liabilities.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the six-months period ended March 31, 2002 compared to the six months ended March 31, 2001.

                       Rate/Volume Analysis (in thousands)
                 Six-Month Periods Ended March 31, 2002 vs. 2001
                               Increase/(Decrease)
                                     Due to

                                                                                    Total
                                                                    Rate/          Increase
                                    Volume          Rate           Volume         (Decrease)
                                   -------        -------         --------         -------
Interest income:
Loan Receivable                    $ 6,476          $  92         $ (3,274)        $ 3,294
Investment securities               (2,433)          (575)           1,584          (1,424)
                                   -------        -------         --------         -------
Total interest earning assets        4,043           (483)          (1,690)          1,870

Interest expense:
Deposits                             1,699         (1,567)             428             560
Borrowed funds                      (3,585)        (2,533)           4,347          (1,771)
                                   -------        -------         --------         -------
Total interest bearing
  liabilities                       (1,886)        (4,100)           4,775          (1,211)
                                   -------        -------         --------         -------
Net change in net interest
  income                           $ 5,929        $ 3,617         $ (6,465)          3,081
                                   =======        =======         ========

Provision for Loan Losses                                                              200
                                                                                   -------
Net change after provision                                                         $ 2,881
                                                                                   =======

Non-Interest income. Non-interest income increased to $1,258,556 for the three-month period ended March 31, 2002 compared to $1,060,664 for the quarter ended March 31, 2001, an increase of $197,892 or 18.7%. The increase in non-interest income were primarily due to an increase in fees and service charges resulting from the Company's checking account marketing program, which was partially off-set by a decline in trading gains.

Non-interest income increased to $2,417,637 for the six-month period ended March 31, 2002 compared to $1,734,737 for the six-month period ended March 31, 2001, an increase of $273,015 or 18.7%. The increase in non-interest income for the six-month period ended March 31, 2001 was primarily the result of an increase in fees and service charges resulting from a checking account marketing program, which was partially off-set by a decline in trading gains.

Operating expense. Total operating expenses were $3,680,152 for quarter ended March 31, 2002 compared to $2,095,647 for the quarter ended March 31, 2001, an increase of 1,584,505 or 75.6%. The increase is primarily due to an increase in compensation and occupancy expenses resulting from the acquisition of First Community Bank in May 2001.

Total operating expenses increased to $7,027,940 for the six month period ended March 31, 2001 compared to $4,082,182 for the six month period ended March 31, 2001, an increase of $2,945,758 or 72.2%. The increase is primarily due to an increase in compensation and occupancy expenses resulting from the acquisition of First Community Bank in May 2001.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. A provision of $100,000 was made during the three month period ended December 31, 2001 and a provision of $100,000 was made during the three month period ended March 31, 2002 and no provision for loan losses was made during the same periods last year. Management believes that the allowance for loan losses is appropriate based on estimated losses.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.

                                                              March 31, 2002      September 30, 2001
                                                              --------------      ------------------
                                                                       (Dollars in Thousands)
Delinquent loans:
  Single family mortgage                                        $    2,811            $    1,883
  Other mortgage loans                                               2,576                 2,988
  Other loans                                                        1,612                 1,454
                                                                ----------            ----------
            Total delinquent loans                                   6,999                 6,325

Total real estate owned (1)                                            963                 1,342
                                                                ----------            ----------

Total non-performing assets                                     $    7,962            $    7,667
                                                                ==========            ==========

Total loans delinquent 90 days or more to net
  loans receivable                                                    2.18%                 1.81%

Total loans delinquent 90 days or more to total assets                1.36%                 1.31%

Total nonperforming loans and REO to total assets                     1.55%                 1.59%

(1) Net of valuation allowances

It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $0.3 million or 3.8% between September 30, 2001 and March 31, 2002.

Loan delinquency and losses on loans and REO are closely connected to the local economy. The Company operates in rural areas and in many of its locations the local markets are significantly influenced by one or two employers. Should the economy deteriorate to a point that those employers begin reducing their work force, it could have a material negative impact on the Company.

Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no longer than five years. The Office of Thrift

Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the six months ended March 31, 2002.

At March 31, 2002, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At March 31, 2002, the Bank's capital to assets ratio exceeded all regulatory requirements.

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

     Changes in                                                                 Change in NPV
   Interest Rates                Net Portfolio Value                          as a Percentage of
   in Basis Points      ------------------------------------                   Estimated Market
    (Rate Shock)         Amount      $ Change       % Change      Ratio        Value of Assets
    ------------        --------     ---------      --------      -----       ------------------
       +300 bp          $ 48,971    $ (16,272)        -24.9%      10.27%             (2.81) bp
       +200 bp            54,914      (10,330)        -15.8%      11.33%             (1.75) bp
       +100 bp            60,594       (4,649)         -7.1%      12.31%             (1.93) bp
          0 bp            65,243          -             0.0%      13.08%                 -
       -100 bp            68,501        3,257           5.0%      13.58%              0.50  bp
       -200 bp            71,350        6,107           9.0%      14.00%              0.93  bp
       -300 bp               -            -             0.0%                          0.00  bp


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

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

Election of Directors:           For           %          Withheld       %
A.J. Baltz                    3,744,130      95.9%         158,802      4.1%
Robert Rainwater              3,763,599      96.4%         139,333      3.6%
James A. Edington             3,744,461      95.9%         158,471      4.1%


The ratification of Auditors was approved by vote of 3,758,247 in favor, 5,524 against, and 139,161 abstentions.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

On January 23, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 5 "Other Events" that the Company had entered into a Stock Purchase Agreement with Spring Rivers Bancshares, Inc. and its Arkansas bank subsidiary, Peoples Bank of Imboden. No financial statements were required to be filed with this report. The Agreement dated January 16, 2002, was filed as an exhibit to the report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            POCAHONTAS BANCORP, INC.





Date:          05/14/02                   /s/ Dwayne Powell
         ---------------------------      -------------------------------------
                                          Dwayne Powell
                                          President and Chief Executive Officer



Date:         05/14/02                     /s/ Terry Prichard
         ---------------------------      -------------------------------------
                                          Terry Prichard
                                          SVP/Controller