Form 10-Q
period 2002-06-30
POCAHONTAS BANCORP INC
filed 2002-08-14
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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
        Jonesboro, Arkansas 72401

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No____
                                       ---

There were 4,729,795 shares of Common Stock ($0.01 par value) issued and outstanding as of June 30, 2002.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS

                                                                                       Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

     Condensed Consolidated Statements of Financial Condition at June 30, 2002
       (unaudited) and September 30, 2001                                               1

     Condensed Consolidated Statements of Income and Comprehensive Income
       for the Three and Nine Months Ended June 30, 2002 and 2001 (unaudited)           2

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
       June 30, 2002 and 2001 (unaudited)                                               3

     Notes to Condensed Consolidated Financial Statements (unaudited)                   5

     Independent Accountants' Report                                                   10

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                         11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 16

PART II.  OTHER INFORMATION                                                            17

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           (Unaudited)
                                                                          June 30, 2002   September 30, 2001
ASSETS

Cash                                                                      $ 35,513,645        $ 11,145,799
Cash surrender value of life insurance                                       6,739,572           6,589,293
Investment securities - trading                                              1,507,781           3,175,274
Investment securities - held to maturity                                     8,122,548          11,500,879
Investment securities - available for sale                                 116,668,045          64,974,115
Loans receivable, net                                                      398,984,525         349,376,099
Accrued interest receivable                                                  4,425,176           4,860,860
Premises and equipment, net                                                 13,437,123          12,274,154
Federal Home Loan Bank Stock, at cost                                        2,109,600           3,786,500
Goodwill                                                                     8,818,221           7,665,461
Core deposit premium                                                         8,813,029           6,257,469
Other assets                                                                 2,280,886           1,959,575
                                                                          ------------        ------------
TOTAL ASSETS                                                              $607,420,151        $483,565,478
                                                                          ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Deposits                                                                $504,895,593        $348,540,922
  Federal Home Loan Bank advances                                           26,213,404          73,315,804
  Securities sold under agreements to repurchase                                     -             350,000
  Deferred compensation                                                      4,097,571           5,138,759
  Accrued expenses and other liabilities                                     6,081,187           4,400,383
                                                                          ------------        ------------
          Total liabilities                                                541,287,755         431,745,868
TRUST PREFERRED SECURITIES                                                  16,895,192           7,231,058

STOCKHOLDERS' EQUITY

  Common stock, $0.01 par value, 8,000,000 shares authorized;
  6,969,688 and 7,397,203 shares issued and 4,468,680 and
  4,729,795 shares outstanding at September 30, 2001 and
  June 30, 2002, respectively.                                                  73,971              69,696
  Additional paid-in capital                                                55,485,515          51,201,140
  Unearned ESOP Shares                                                      (1,441,804)         (1,441,804)
  Unearned RRP Shares                                                          (55,498)           (116,237)
  Accumulated other comprehesive income                                      1,013,209           1,222,042
  Retained earnings                                                         15,549,275          13,337,606
                                                                          ------------        ------------
                                                                            70,624,668          64,272,443
  Treasury stock at cost, 2,667,408 and 2,501,008
     shares, respectively                                                  (21,387,464)        (19,683,891)
                                                                          ------------        ------------
           Total stockholders' equity                                       49,237,204          44,588,552
                                                                          ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $607,420,151        $483,565,478
                                                                          ============        ============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME (UNAUDITED)

                                                             Three Months Ended                     Nine Months Ended
                                                                  June 30,                               June 30,
                                                           2002               2001                2002               2001
INTEREST INCOME:
  Loans receivable                                     $  6,557,073      $  5,633,803        $  19,308,274      $  15,090,557
  Investment securities                                   2,117,052         1,801,118            5,164,878          6,273,180
                                                       ------------      ------------        -------------      -------------
            Total interest income                         8,674,125         7,434,921           24,473,152         21,363,737
INTEREST EXPENSE:
  Deposits                                                3,335,562         3,486,078            9,878,869          9,468,871
  Borrowed funds                                            879,465         1,285,971            2,485,860          4,663,420
                                                       ------------      ------------        -------------      -------------
            Total interest expense                        4,215,027         4,772,049           12,364,729         14,132,291
                                                       ------------      ------------        -------------      -------------
NET INTEREST INCOME                                       4,459,098         2,662,872           12,108,423          7,231,446
PROVISION FOR LOAN LOSSES                                   200,000            23,567              400,000             23,567
                                                       ------------      ------------        -------------      -------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               4,259,098         2,639,305           11,708,423          7,207,879
OTHER INCOME:
  Dividends                                                  20,175            35,372               90,460            207,591
  Fees and service charges                                  814,977           572,098            2,743,954          1,406,011
  Gain on sale of loans                                     592,942           408,789              772,513            408,789
  Gain on sale of securities                                140,574           362,716              186,093            362,716
  Trading gains (losses), net                              (208,721)         (192,162)            (164,887)           301,073
  Other, net                                                124,377           (14,867)             273,828            220,504
                                                       ------------      ------------        -------------      -------------
            Total other income                            1,484,324         1,171,946            3,901,961          2,906,684
                                                       ------------      ------------        -------------      -------------
OPERATING EXPENSE:
  Compensation and benefits                               2,078,762         4,252,731            5,932,787          6,522,388
  Occupancy and equipment                                   611,495           310,848            1,734,889            783,410
  Deposit insurance premium                                  17,634            19,233               44,701             42,218
  Professional fees                                         107,788            74,344              375,230            256,485
  Data processing                                           140,107           115,316              428,834            323,599
  Advertising                                               166,651           117,121              464,478            289,121
  OTS assessment                                             26,182            21,647               66,486             66,047
  Other                                                     672,666           337,351            1,801,819          1,047,505
                                                       ------------      ------------        -------------      -------------
            Total operating expense                       3,821,285         5,248,591           10,849,224          9,330,773
                                                       ------------      ------------        -------------      -------------
INCOME (LOSS) BEFORE INCOME TAXES                         1,922,137        (1,437,340)           4,761,160            783,790
INCOME TAXES                                                649,950          (473,273)           1,617,806            266,727
                                                       ------------      ------------        -------------      -------------
NET INCOME (LOSS)                                         1,272,187          (964,067)           3,143,354            517,063
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on available-
    -for-sale securities arising during period            1,208,750           (24,986)            (130,234)         2,035,622
  Reclassification adjustment for gains included
         in net income                                      (78,597)         (286,480)             (78,597)          (387,064)
                                                       ------------      ------------        -------------      -------------
COMPREHENSIVE INCOME (LOSS)                            $  2,402,340      $ (1,275,533)       $   2,934,523      $   2,165,621
                                                       ============      ============        =============      =============
BASIC EARNINGS (LOSS) PER SHARE                        $       0.29      $      (0.22)       $        0.72      $        0.12
                                                       ============      ============        =============      =============
DILUTED EARNINGS (LOSS) PER SHARE                      $       0.29      $      (0.22)       $        0.71      $        0.12
                                                       ============      ============        =============      =============

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Nine months ended
                                                                                      June 30,
                                                                               2002                2001
OPERATING ACTIVITIES:
  Net income                                                               $  3,143,354        $    517,063
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Provision for loan losses                                                   400,000              23,567
    Depreciation of premises and equipment                                      742,781             224,034
    Amortization of core deposit premium                                        563,384             214,543
    Amortization of deferred loan fees                                          (95,794)            (53,106)
    Amortization of premiums and discounts, net                                (121,420)           (379,256)
    Net (gain) loss on sales of assets                                         (958,606)           (771,505)
    Increase in cash surrender value of life insurance policies                (150,279)           (297,050)
  Change in operating assets and liabilities:
    Trading securities                                                        1,667,493          (1,547,297)
    Accrued interest receivable                                               1,298,106             749,463
    Other assets                                                             (1,019,618)         (1,567,320)
    Deferred compensation                                                    (1,041,188)          2,054,968
    Accrued expenses and other liabilities                                      750,707             342,653
                                                                           ------------       -------------
            Net cash provided (used) by operating activities                  5,178,920            (489,243)
                                                                           ------------       -------------

INVESTING ACTIVITIES:
  Acquisition of Walden/Smith Financial Group, Inc., net of cash acquired      (372,866)        (15,385,654)
  Acquisition of Southern Mortgage Corp, net of cash acquired                  (849,049)                  -
  Acquisition of Peoples Bank of Imboden, net of cash acquired                1,475,281                   -
  Cash acquired from North Arkansas Banchares, Inc.                           2,925,033                   -
  Loan repayments, originations, and purchases, net                             211,124           4,738,598
  Proceeds from sale of loans                                                26,665,707          16,748,923
  Proceeds from sale of FHLB Stock                                            2,503,192           3,811,100
  Purchase of investment securities                                         (94,913,435)         (4,298,050)
  Proceeds from sale of REO                                                     775,800             193,849
  Proceeds from sale of premises and equipment                                   20,096                   -
  Proceeds from sales, maturities and principal repayments of securities     63,399,229          65,878,912
  Purchases of premises and equipment                                        (1,497,867)           (389,481)
                                                                           ------------       -------------
            Net cash provided (used) by investing activities                    342,245          71,298,197
                                                                           ------------       -------------

                                                                     (Continued)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Nine months ended
                                                                                            June 30,
                                                                                     2002               2001
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                             64,473,656         (12,191,838)
  Net increase (decrease) in repurchase agreements                                  (350,000)            130,000
  Net decrease in FHLB advances                                                  (52,352,956)        (62,870,566)
  Proceeds from issuance of trust preferred securities, net of issuance costs      9,650,500           7,226,500
  Purchase of treasury shares                                                     (1,703,573)                  -
  Issuance of RRPs                                                                         -             277,661
  Exercise of stock options                                                           60,739            (118,248)
  Dividends paid                                                                    (931,685)           (870,465)
                                                                                ------------       -------------
            Net cash provided (used) by financing activities                      18,846,681         (68,416,956)
                                                                                ------------       -------------

NET INCREASE IN CASH                                                              24,367,846           2,391,998
CASH AT BEGINNING OF PERIOD                                                       11,145,799          12,941,447
                                                                                ------------       -------------
CASH AT END OF PERIOD                                                           $ 35,513,645       $  15,333,445
                                                                                ============       =============

NON-CASH FINANCING ACTIVITIES -
  Issuance of common stock for North Arkansas Banchares, Inc. acquistion        $  4,288,650
                                                                                ============

                                                                     (Concluded)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

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

      The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                                Three Months Ended             Nine Months Ended
                                                           ----------------------------   ----------------------------
                                                           June 30, 2002  June 30, 2001   June 30, 2002  June 30, 2001
                                                           -------------  -------------   -------------  -------------
         Total weighted average basic shares outstanding    4,401,578      4,298,680       4,388,066      4,293,800
         Add dilutive effect of unexercised options            35,566              0          20,741              0
                                                           ----------     ----------      ----------     ----------
         Total weighted average shares outstanding
           for dilutive earnings-per-share calculation      4,437,144      4,298,680       4,408,807      4,293,800
                                                           ==========     ==========      ==========     ==========

3.    DECLARATION OF DIVIDENDS

      On May 28, 2002, the Board of Directors declared a $.07 per share quarterly dividend for holders of record June 14, 2002.

4.    BENEFIT PLANS

      Stock Option Plan - The Company's stockholders approved the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award incentive stock options, non-qualified or compensatory stock options to purchase up to 357,075 shares of Company Common Stock. The options will vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of June 30, 2002, 327,134 were outstanding.

      The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the three and nine months ended June 30, 2002, would have been as follows:

                                                          Three-Months Ended          Nine-Months Ended
                                                                June 30,                  June 30,
                                                       ------------------------    ------------------------
                                                            2002        2001           2002         2001
      Net income (loss) (in thousands):
         As reported                                    $   1,272    $    (964)      $  3,143     $   517
         Pro forma                                      $   1,248    $    (988)      $  3,071     $   445

      Earnings (loss) per share:
         Basic - as reported                            $    0.29    $   (0.22)      $    0.72    $  0.12
         Basic - pro forma                              $    0.28    $   (0.23)      $    0.70    $  0.10
         Diluted - as reported                          $    0.29    $   (0.22)      $    0.71    $  0.12
         Diluted - pro forma                            $    0.28    $   (0.23)      $    0.70    $  0.10

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

6.    ACQUISITIONS

      On October 1, 2001, Pocahontas Bancorp, Inc. purchased Southern Mortgage Corp., a mortgage company based in Tulsa, Oklahoma, in a cash acquisition of $0.9 million. Goodwill of approximately $0.8 million was recognized related to the acquisition.

      On May 31, 2002, the Company, through its subsidiary First Community Bank, completed its acquisition of Peoples Bank, an Arkansas bank based in Imboden, Arkansas, in a cash merger of $8.4 million. Peoples Bank had $71.6 million in assets as of May 31, 2002. Peoples Bank operated four branches in Lawrence County, Arkansas. A core deposit intangible asset of $2.5 million and no goodwill was recognized related to the acquisition. The core deposit intangible asset is estimated to have useful life of 10 years.

      On June 18, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc., the holding company for Newport Federal Savings Bank, in a merger valued at $4.3 million or $15.00 per share. In the transaction, Pocahontas Bancorp issued 442,665 shares of stock at an exchange ratio of
      1.5150. Newport Federal Savings Bank had assets of $37.0 million as of June 18, 2002. A core deposit intangible asset of $0.6 million and no goodwill was recognized related to the acquisition. The core deposit intangible asset is estimated to have a useful life of 10 years.

7.    GOODWILL AND INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The statement required discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair value as necessary. The Company adopted the provisions of this statement on October 1, 2001.

      The Company has completed a transitional impairment review to identify if there is an impairment to the goodwill or intangible assets of indefinite life using fair value methodology which differs from an undiscounted cash flow methodology which continues to be used for intangible assets with an identifiable life. There was no impairment loss resulting from the transitional impairment test. Any subsequent impairment losses will be reflected in operating income in the income statement. The Company expects to perform a goodwill impairment test during the second quarter of each year.

      Had the Company been accounting for its goodwill under SFAS No, 142 for all periods presented, the Company's net income and earnings (loss) per share would have been as follows:

                                                              Three-Months Ended         Nine-Months Ended
                                                                   June 30,                  June 30,
                                                             ---------------------     ----------------------
                                                               2002          2001         2002         2001
      (in thousands, except earnings per share amounts):
        Net income (loss) - as reported                      $  1,272     $   (964)    $   3,143     $    517
        Add back:  Goodwill amortization, net of tax                            14                         14
                                                                          --------                   --------
        Net income (loss) - adjusted                         $  1,272     $   (950)    $   3,143     $    531
                                                             ========     ========     =========     ========

      Basic earnings (loss) per share:
        As reported                                          $   0.29     $  (0.22)    $    0.72     $   0.12
        As adjusted                                          $   0.29     $  (0.22)    $    0.72     $   0.12

      Diluted earnings (loss) per share:
        As reported                                          $   0.29     $  (0.22)    $    0.71     $   0.12
        As adjusted                                          $   0.29     $  (0.22)    $    0.71     $   0.12

      Changes in the carrying amount of goodwill for the nine-months ended June 30, 2002, by reporting unit were as follows:

      Balance as of October 1, 2001                          $  7,665,461

      Additions related to business acquisitions                  779,894
      Adjustment to Walden/Smith acquistion                       372,866
                                                             ------------
      Balance as of June 30, 2002                            $  8,818,221
                                                             ============

      During the quarter ended June 30, 2002, the Company acquired approximately $3.1 million of core deposit intangible assets. As of June 30, 2002 the Company has total core deposit intangible assets of $8,813,020, net of accumulated amortization of $1,615,603. Core deposit intangible assets are estimated to have a useful life of 10 years.

      The Company has no identifiable intangible assets with indefinite useful lives.

      Total amortization expense for core deposit intangible assets was approximately $188,000 and $563,000 for the three and nine-month periods ended June 30, 2002. Amortization expense for the net carrying amount of core deposit intangible assets at June 30, 2002 is estimated to be as follows (in thousands):

                  Quarter ending September 30, 2002           $    266
                  Year ended September 30, 2003                  1,064
                  Year ended September 30, 2004                  1,064
                  Year ended September 30, 2005                  1,064
                  Year ended September 30, 2006                  1,064
                  Year ended September 30, 2007                  1,064
                  After September 30, 2007                       3,227
                                                              --------
                  Total                                       $  8,813
                                                              ========

8.    COMMITMENTS AND CONTINGENCIES

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

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Stockholders of
Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2002 and 2001, and of cash flows for the nine-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Little Rock, Arkansas
August 7, 2002

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

Financial Condition at June 30, 2002, as compared to September 30, 2001.

General. The Company's total assets increased $123.8 million or 25.6% to $607.4 million at June 30, 2002, as compared to $483.6 million at September 30, 2001. The increase was primarily due to the acquisition of Peoples Bank and North Arkansas Bancshares, Inc. Pocahontas Bancorp, Inc. subsidiary First Community Bank acquired People's Bank on May 31, 2002 with assets of $71.6 million and Newport Federal Savings and Loan with assets of $37.0 million on June 18, 2002.

Loans receivable, net. Net loans receivable increased by $49.6 million or 14.2% to $399.0 million at June 30, 2002, from $349.4 million at September 30, 2001. The increase was primarily due to the acquisition of Peoples Bank loans totaling $49.1 million and Newport Federal Savings and Loan loans totaling $26.9 million. During this same period the Company subsidiary First Community Bank sold $26.7 million loans resulting in a gain of $0.5 million.

Investment securities held to maturity. Investment securities held to maturity decreased $3.4 million, or 29.6% to $8.1 million at June 30, 2002, from $11.5 million at September 30, 2001. The decrease in the Company's held to maturity investment portfolio was due to the maturity of securities, such funds were used to purchase investment securities available for sale.

Investment securities available for sale. Investment securities available for sale increased $51.7 million, or 79.5%, to $116.7 million at June 30, 2002, from $65.0 million at September 30, 2001. This net change was primarily due to the purchase of $111.6 million of securities, including an aggregate of $16.7 million of Peoples Bank and Newport Federal Savings and Loan and the principal pay down, call and maturity of $26.9 million of investment securities. First Community Bank also sold $36.2 million of investment securities during the nine month period.

Investment securities trading. Investment securities trading decreased $1.7 million, or 53.1%, to $1.5 million, at June 30, 2002, from $3.2 million at September 30, 2001. The proceeds were used to repurchase common stock of the Company.

Deposits. Deposits increased $156.4 million or 44.9% to $504.9 million at June 30, 2002, from $348.5 million at September 30, 2001, primarily due to the acquisition of Peoples Bank with deposits of $65.1 million and Newport Federal Savings and Loan with deposits of $26.8 million. Deposits also increased due to an overall growth in the Bank's market area.

Deferred compensation. Deferred compensation decreased $1.0 million or 19.6% to $4.1 million at June 30, 2002 from $5.1 million at September 30, 2001. The decrease was due to annual payments made to retired directors and officers in accordance with their respective retirement and severance agreements.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased $1.7 million, or 38.6%, to $6.1 million at June 30, 2002, from $4.4 million at September 30, 2001. The increase was primarily due to additional accrued expenses as a result of the acquisition of Peoples Bank and North Arkansas Bancshares, Inc.

Federal Home Loan Bank advances. FHLB advances decreased $47.1 million or 64.3% to $26.2 million at June 30, 2002, from $73.3 million at September 30, 2001. The increase in deposits were used to repay FHLB advances.

Stockholders' equity. Stockholders' equity increased $4.6 million or 10.3% to $49.2 million at June 30, 2002, from $44.6 million at September 30, 2001. The change in stockholders' equity was primarily due to the issuance of 427,515 shares of common stock valued at $4.3 million for the acquisition of North Arkansas Bancshares, Inc. net income of $3.1 million which was partially offset by dividends of $0.9 million and common stock repurchased for the nine-month period of $1.7 million.

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2002 and 2001.

Overview. Net income was $1,272,187 for the quarter ended June 30, 2002, compared to a net loss of $964,067 for the quarter ended June 30, 2001, an increase of $2,236,255. The net loss for quarter ended June 30, 2001 included one-time charges of $2.1 million, net of taxes, associated with the acquisition of Walden Smith Financial Group, Inc. in May 2001. Basic and diluted earnings per share were $0.29 at June 30, 2002 compared to basic and diluted loss per share of $0.22 for the three months ended June 30, 2001.

Net income for the nine month period ended June 30, 2002 was $3,143,354 compared to $517,063, for the same period ended June 30, 2001, an increase of $2,626,291 or 507.9%. Basic earnings per were $0.72 and diluted earnings per share were $0.71 for the nine-month period ended June 30, 2002 compared to basic and diluted earnings per share of $0.12 for the same period last year.

Net interest income. Net interest income after provision for loan losses for the quarter ended June 30, 2002 was $4,259,098 compared to $2,639,305 for the quarter ended June 30, 2001, an increase of $1,619,793 or 61.4%. The increase was primarily due to the acquisition of Newport Federal Savings and Loan and Peoples Bank during the quarter ended June 30, 2002, a decrease in borrowed funds for the quarter compared to the same period last year and an increase in investment securities income for this quarter compared to the same period last year.

Net interest income after provision for loan losses for the nine-month period ended June 30, 2002 was $11,708,423 compared to $7,207,879 for the nine-month period ended June 30, 2001, an increase of $4,500,544 or 62.4%. The increase was primarily due to an increase in loans receivable resulting from the acquisitions discussed above during the nine-month period ended June 30, 2002 and a decrease in borrowed funds for the nine-month period compared to the same period last year.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the nine-months period ended June 30, 2002 compared to the nine months ended June 30, 2001.

                       Rate/Volume Analysis (in thousands)
                 Nine-Month Periods Ended June 30, 2002 vs. 2001
                               Increase/(Decrease)
                                     Due to

                                                                                           Total
                                                                            Rate/         Increase
                                               Volume        Rate          Volume        (Decrease)
                                             ---------     ---------      ---------      ----------
      Interest income:
      Loan Receivable                        $   6,773     $    (865)     $  (1,691)     $   4,217
      Investment securities                       (507)       (1,025)           424         (1,108)
                                             ---------     ---------      ---------      ---------

      Total interest earning assets              6,266        (1,890)        (1,267)         3,109
      Interest expense:

      Deposits                                   6,475        (3,903)        (2,162)           410
      Borrowed funds                            (2,997)          171            648         (2,178)
                                             ---------     ---------      ---------      ---------
      Total interest bearing liabilities         3,478        (3,732)        (1,514)        (1,768)
                                             ---------     ---------      ---------      ---------

      Net change in net interest income      $   2,788     $   1,842      $     247          4,877
                                             =========     =========      =========

      Change in provision for loan losses                                                      376
                                                                                         ---------
      Net change after provision                                                         $   4,501
                                                                                         =========

Non-Interest income. Non-interest income increased to $1,484,324 for the three-month period ended June 30, 2002 compared to $1,171,946 for the quarter ended June 30, 2001, an increase of $312,378 or 26.7%. The increase in non-interest income was primarily due to an increase in fees and service charges due to an increase in deposits during the period.

Non-interest income increased to $3,901,961 for the nine-month period ended June 30, 2002 compared to $2,906,684 for the nine-month period ended June 30, 2001, an increase of $995,277 or 34.2%. The increase in non-interest income for the nine-month period ended June 30, 2002 was primarily the result of an increase in fees and service charges resulting from an increase in deposits acquired through acquisitions.

Operating expense. Total operating expenses were $3,821,285 for the quarter ended June 30, 2002, compared to $5,248,591, which included nonrecurring charges of $3.2 million, before taxes, for the quarter ended June 30, 2001, a decrease of $1,427,306 or 27.2%. The nonrecurring charges were primarily related to severance payments and moving charges associated with the acquisition of Walden/Smith Financial Group, Inc. in May 2001.

Total operating expenses increased to $10,849,224 for the nine month period ended June 30, 2002 compared to $9,330,773 for the nine month period ended June 30, 2001, an increase of $1,518,451 or 16.3%. The increase was primarily due to an increase in expenses resulting from the acquisition of Walden/Smith Financial Group in May 2001.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing adequate allowances. A provision of $100,000 was made during each of the three month periods ended December 31, 2001 and March 31, 2002 and a provision of $200,000 was made during the three month period ended June 30, 2002.

The Company's allowance for loan losses was $3,502,961 at June 30, 2002, or 0.87% of total loans, compared with $2,831,999, or 0.80% of total loans, at September 30, 2001 and $2,864,727, or 0.82% of total loans, at June 30, 2001. While management believes the current allowance is adequate based on estimated losses, changing economic and other conditions may require future adjustments to the allowance for loan losses

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.

                                                           June 30, 2002  September 30, 2001
                                                           -------------  ------------------
                                                               (Dollars in Thousands)
     Delinquent loans:
        Single family mortgage                                $   2,485         $  1,883
        Other mortgage loans                                      1,436            2,988
        Other loans                                                 979            1,454
                                                              ---------         --------

            Total delinquent loans                                4,900            6,325

     Total real estate owned (1)                                  1,118            1,342
                                                              ---------         --------
     Total non-performing assets                              $   6,018            7,667
                                                              =========         ========

     Total loans delinquent 90 days or more to net
        loans receivable                                           1.23%            1.81%

     Total loans delinquent 90 days or more to total assets        0.81%            1.31%

     Total nonperforming loans and REO to total assets             0.99%            1.59%

     (1) Net of valuation allowances

It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due decreased $1.4 million or 22.5% between September 30, 2001 and June 30, 2002.

Loan delinquency and losses on loans and REO are closely connected to the local economy. The Company operates in rural areas and in many of its locations the local markets are significantly influenced by one or two employers. Should the economy deteriorate to a point that those employers begin reducing their work force, it could have a material negative impact on the Company.

Liquidity and Capital Resources

Regulatory liquidity is defined as a percentage of the institution's average daily balance of net withdrawable deposits and current borrowings, invested with final maturities no longer than five years. The Office of Thrift Supervision requires 1.0% total liquidity. The Bank met all liquidity requirements during the nine months ended June 30, 2002.

At June 30, 2002, the Company had various commitments arising in the normal course of business. Such commitments were not material and are not expected to have a material adverse impact on the operations of the Company.

At June 30, 2002, the Bank's capital to assets ratio exceeded all regulatory requirements.

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

     Changes in                                                                    Change in NPV
   Interest Rates                                                                as a Percentage of
   in Basis Points                 Net Portfolio Value                            Estimated Market
                         -------------------------------------
    (Rate Shock)          Amount        $ Change      % Change       Ratio         Value of Assets
   ---------------       -------       -----------   ---------      ------       -------------------
       +300 bp           $ 48,971      $  (16,272)    -24.9%        10.27%           (2.81)bp
       +200 bp             54,914         (10,330)    -15.8%        11.33%           (1.75)bp
       +100 bp             60,594          (4,649)     -7.1%        12.31%           (1.93)bp
         0 bp              65,243              -        0.0%        13.08%               -
       -100 bp             68,501           3,257       5.0%        13.58%            0.50 bp
       -200 bp             71,350           6,107       9.0%        14.00%            0.93 bp
       -300 bp                  -               -       0.0%                          0.00 bp

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

None

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

                                         POCAHONTAS BANCORP, INC.

Date: August 14, 2002                    /s/ Dwayne Powell
      ------------------                 ---------------------------------------
                                         Dwayne Powell
                                         President and Chief Executive Officer


Date: August 14, 2002                    /s/ Terry Prichard
      ------------------                 ---------------------------------------
                                         Terry Prichard
                                         Senior Vice President and Controller