Form 10-K
period 2002-09-30
POCAHONTAS BANCORP INC
filed 2002-12-23
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2002.

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to  ______________________


                            Commission File #0-23969

                            POCAHONTAS BANCORP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               71-0806097
          ------------------------------                  ---------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification Number)

         1700 E. Highland, Jonesboro, AR                      72401
         ---------------------------------                    -----
     (Address of Principal Executive Offices)               Zip Code

                                 (870) 802-1700
                          -----------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par
                                                            value $.01 per share
                                                            --------------------
                                                              (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by the Rule 12G-2 of the Securities Exchange Act of 1934).
         YES _____  NO   X
                       -----

         As of December 20, 2002, there were issued and outstanding 4,314,295 shares of the Registrant's Common Stock. Such shares were listed on the NASDAQ National Market System.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on December 13, 2002, was $30,634,610. This amount does not include shares held by the Employee Stock Ownership Plan of First Community Bank (the Registrant's subsidiary), by executive officers and directors, and by the Registrant as treasury stock.

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

         The Company was organized in conjunction with the mutual-to-stock conversion of the Bank's majority stockholder, Pocahontas Bancorp, MHC, a federal mutual holding company, in March 1998. In this "second step" conversion, 3,570,750 shares of the Company's common stock were sold in a subscription and community offering at $10.00 per share, and the outstanding common stock of the Bank was exchanged for Company common stock at a ratio of 4.0245 to one. The consolidated financial statements of the Company set forth herein reflect net proceeds of approximately $34.8 million raised in conjunction with the second step offering.

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

         On May 31, 2002, the Company's subsidiary, First Community Bank acquired Peoples Bank of Imboden, an Arkansas bank subsidiary of Spring Rivers Bancshares, Inc., in a cash merger valued at approximately $8.0 million. Peoples Bank, which had assets of $65.1 million, was headquartered in Imboden, Arkansas, and operated four full-service banking offices.

         On June 18, 2002, the Company acquired North Arkansas Bancshares, Inc., the holding company for Newport Federal Savings Bank, for $15.00 per share, or $4.4 million in the aggregate in a stock for stock exchange. Newport Federal Savings Bank was a Savings Bank located in Newport, Arkansas with $39.9 million in total assets at September 30, 2001.

          On October 11, 2002, the Company sold its banking offices in Carlisle and England, Arkansas to Bank of England.

         On November 27, 2002, the Company signed a definitive merger agreement pursuant to which the Company will acquire Marked Tree Bancshares, Inc. in a stock for stock exchange valued at approximately $2.8 million. Marked Tree Bancshares, Inc. had total assets of $30 million at June 30, 2002. The merger transaction is subject to the approval of the stockholders of Marked Tree Bancshares, Inc. and receipt of required regulatory approvals. Subject to those contingencies, it is expected that the transaction will be consummated during the quarter ended March 31, 2003. The Board of Directors of each company has unanimously approved the transaction. The transaction is structured as a tax free reorganization whereby Marked Tree Bancshares stockholders will receive the Company's common stock based on the stated book value per share of Marked Tree Bancshares divided by the stated book value per share of the Company, calculated as of the last calendar quarter end prior to closing.

         The Bank is a community-oriented savings institution that operates 23 full-service offices in its market area consisting of Northeast Arkansas. The Bank is primarily engaged in the business of originating single family residential mortgage loans funded with deposits and Federal Home Loan Bank ("FHLB") advances.

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

         At September 30, 2002, the Company and its affiliates employed 232 persons.

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

Lending Activities

         Loan Portfolio Composition. The Bank's net loan portfolio consists primarily of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate loans. At September 30, 2002, the Bank's net loan portfolio totaled $408.1 million, of which $188.1 million, or 46.1% were single-family residential real estate mortgage loans, $1.2 million, or 0.3% were multifamily residential real estate loans, $17.3 million, or 4.2%, were agricultural real estate loans, and $91.3 million, or 22.4%, were commercial real estate loans (including land loans). The remainder of the Bank's loans at September 30, 2002 included commercial business loans (i.e., crop production, equipment and livestock loans) which totaled $64.5 million, or 15.8%, of the Bank's net loan portfolio as of September 30, 2002. Other loans, including automobile loans and loans collateralized by deposit accounts totaled $53.3 million, or 13.1% of the Bank's net loan portfolio as of September 30, 2002. Due to the acquisition of FCB during fiscal 2001, the composition of the Bank's loan portfolio changed. The majority of FCB's loans were commercial real estate and non-real estate loans.

Analysis of Loan Portfolio

         Set forth below is selected data relating to the composition of the Bank's loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

                                                                           At September 30
                               -----------------------------------------------------------------------------------------------------
                                       2002               2001                2000               1999                  1998
                               -----------------------------------------------------------------------------------------------------
                                 Amount   Percent   Amount   Percent    Amount    Percent   Amount   Percent     Amount    Percent
                               ------------------ ------------------- -------------------  -----------------   ---------------------
                                                           (Dollars in Thousands)
Real estate loans:
  Single-family residential    $ 188,143    46.1%  $175,977     50.4%  $175,625     75.0%  $173,622    79.7%   $ 163,895     84.6%
  Multifamily residential          1,194     0.3        826      0.2      1,163      0.5      1,024     0.5        3,124      1.6
  Agricultural                    17,342     4.2     14,386      4.1      7,360      3.1      6,878     3.2        6,532      3.4
  Commercial                      91,298    22.4     73,282     21.0     25,730     11.0     23,296    10.7       10,268      5.3
                               ---------   -----   --------    -----   --------    -----   --------   -----    ---------    -----

   Total real estate loans       297,977    73.0    264,471     75.7    209,878     89.6    204,820    94.1      183,819     94.9

Other loans:
  Savings account loans            6,808     1.7      5,166      1.5      1,665      0.7      1,528     0.7        1,161      0.6
  Commercial business (1)         64,549    15.8     65,722     18.8     12,555      5.3     10,932     5.0        8,568      4.4
  Other (2)                       46,484    11.4     17,551      5.0     13,617      5.8      8,113     3.7        5,943      3.1
                               ---------   -----   --------    -----   --------    -----   --------   -----    ---------    -----

   Total other loans             117,841    28.9     88,439     25.3     27,837     11.8     20,573     9.4       15,672      8.1
                               ---------   -----   --------    -----   --------    -----   --------   -----    ---------    -----

   Total loans receivable        415,818   101.9    352,910    101.0    237,715    101.4    225,393   103.5      199,491    103.0

Less:
  Undisbursed loan proceeds        4,243     1.0        416      0.1      1,345      0.6      5,753     2.6        3,655      1.9
  Unearned discount and net
    deferred loan fees               209     0.1        286      0.1        264      0.1        287     0.1          424      0.2
  Allowance for loan losses        3,285     0.8      2,832      0.8      1,689      0.7      1,643     0.8        1,684      0.9
                               ---------   -----   --------    -----   --------    -----   --------   -----    ---------    -----

   Total loans receivable, net $ 408,081   100.0%  $349,376    100.0%  $234,417    100.0%  $217,710   100.0%   $ 193,728    100.0%
                               =========   =====   ========    =====   ========    =====   ========   =====    =========    =====

_____________________________________________
(1) Includes crop-production loans, lives tock loans and equipment loans.

(2) Includes second mortgage loans, unsecured personal lines of credit and automobile loans.

       Loan Maturity Schedule. The following table sets forth certain information as of September 30, 2002, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                                            Beyond
                        Within         1-3          3-5           5-10         10-20          20
                        1 Year        Years        Years         Years         Years        Years          Total
                     -----------------------------------------------------------------------------------------------
                                             (In Thousands)
Fixed rate loans     $  109,575   $   52,803    $   70,440    $   19,837    $   29,699     $   5,171    $   287,525
Variable rate Loans  $    1,165   $   16,461    $    1,930    $   11,315    $   34,116     $  63,306    $   128,293
                     ----------   ----------    ----------    ----------    ----------     ---------    -----------
Total                $  110,740   $   69,264    $   72,370    $   31,152    $   63,815     $  68,477    $   415,818
                     ==========   ==========    ==========    ==========    ==========     =========    ===========

       The following table sets forth at September 30, 2002, the dollar amount of all fixed rate and adjustable rate loans due after September 30, 2003.

                                           Fixed      Adjustable       Total
                                           -----      ----------       -----
                                                     (in  Thousands)
Single-family residential               $  56,026       $111,170     $167,196
Multifamily residential                         -            747          747
Agricultural                               10,630            371       11,001
Commercial                                 83,177         10,697       93,874
Other                                      28,117          4,143       32,260
                                        ---------       --------     --------
Total                                   $ 177,950       $127,128     $305,078
                                        =========       ========     ========

       Single-Family Residential Real Estate Loans. The Bank's primary lending activity is the origination of single-family, owner-occupied, residential mortgage loans collateralized by properties located in the Bank's market area. The Bank generally does not originate single-family residential loans collateralized by properties outside of its market area. However, the Bank has been an active purchaser of single family loans from outside the Bank's primary market area. At September 30, 2002, the Bank had $188.1 million, or 46.1%, of its total net loan portfolio invested in single-family residential mortgage loans, substantially all of which were collateralized by properties located in the Bank's market area or in counties contiguous with the Bank's market area.

       The Bank's single-family, fixed rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans for resale in the secondary mortgage market. The Bank generally retains adjustable rate mortgage ("ARM") loans that it originates. Whether the Bank can or will sell fixed rate loans, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank's current interest rate risk analysis. At September 30, 2002 loans held for sale were $11.9 million and at September 30, 2001 loans held for sale were insignificant. During the fiscal years ended September 30, 2002 and 2001, the Bank sold into the secondary market $37.2 million and $19.7 million, respectively, of single-family, fixed rate, residential mortgage loans, generally from current period originations. The Bank retained the servicing rights on all loans sold in fiscal year 2002. The servicing right asset, which is considered insignificant, in included in other assets in the consolidated financial statements.

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

       Multifamily Residential Real Estate Loans. Although the Bank does not emphasize multifamily residential loans and has not been active recently in this area, the Bank has originated loans collateralized by multifamily residential real estate. Such loans constituted approximately $1.2 million, or 0.3% of the Bank's total net loan portfolio on September 30, 2002, compared to $0.8 million, or 0.3% of the Bank's total net loan portfolio at September 30, 2001, $1.2 million, or 0.5%, of the Bank's total net loan portfolio at September 30, 2000, $1.0 million, or 0.5%, of the total net loan portfolio at September 30, 1999, and $3.1 million, or 1.6%, of the total net loan portfolio at September 30, 1998. The Bank's multifamily real estate loans are primarily collateralized by multifamily residences, such as apartment buildings. Multifamily residential real estate loans are offered with fixed and adjustable interest rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed interest rate loans generally have five-to-seven-year terms with a balloon payment based on a 15 to 25 year amortization schedule.

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

       Agricultural Real Estate Loans. In recent years the Bank has increased its originations of agricultural real estate loans for the purchase of farmland in the Bank's market area. Loans collateralized by farmland constituted approximately $17.3 million or 4.2%, of the Bank's total net loan portfolio at September 30, 2002, compared to $14.4 million, or 4.1%, $7.4 million, or 3.1%, $6.9 million, or 3.2%, and $6.5 million, or 3.4%, of the Bank's total net loan portfolio at September 30, 2001, 2000, 1999, and 1998, respectively.

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

       Commercial Real Estate Loans. Loans collateralized by commercial real estate, including land loans, constituted approximately $91.3 million, or 22.4% of the Bank's total net loan portfolio at September 30, 2002, compared to $73.3 million, or 21.0%, $25.7 million, or 11.0%, $23.3 million, or 10.7%, and $10.3 million, or 5.3%, of the Bank's total net loan portfolio at September 30, 2001, 2000, 1999, and 1998, respectively. The increase in these loans during fiscal 2001 was primarily due to the acquisition of FCB, which had approximately $44.8 million in commercial real estate loans. The Bank's commercial real estate loans are collateralized by property such as office buildings, churches and other nonresidential buildings. At September 30, 2002, substantially all of the Bank's commercial real estate loans were collateralized by properties located within the Bank's market area.

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

       Commercial Business Loans. In recent years, the Bank has emphasized the origination of commercial business loans, which principally include agricultural-related commercial loans to finance the purchase of livestock, cattle, farm machinery and equipment, seed, fertilizer and other farm-related products. Such loans comprised $64.5 million, or 15.8% of the Bank's total net loan portfolio at September 30, 2002, as compared to $65.7 million, or 18.8%, $12.6 million, or 5.3%, $10.9 million, or 5.0%, and $8.6 million, or 4.4%, of the Bank's total net loan portfolio at September 30, 2001, 2000, 1999, and 1998, respectively. Commercial business loans are offered primarily on a fixed rate basis with maturities generally of less than five years.

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

       Other Loans. The Bank originates various consumer loans, including automobile, deposit account loans and second mortgage loans, principally in response to customer demand. As of September 30, 2002, such loans totaled $53.3 million, or 13.1% of the Bank's total net loan portfolio as compared to $22.7 million, or 6.5%, $15.3 million, or 6.5%, $9.6 million, or 4.4%, and $7.1 million, or 3.7%, of the Bank's total net loan portfolio as of September 30, 2001, 2000, 1999, and 1998, respectively. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

       Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Bank's originations, purchases and sales of loans and mortgage-backed securities for the periods indicated.

                                                                                Year Ended September 30
                                                               2002         2001         2000        1999       1998
                                                            ---------    ---------  -----------   ---------   --------
                                                                                    (In Thousands)
Total loans receivable, net at beginning of year            $ 349,376    $ 234,417   $  217,710   $ 193,728   $159,690
Loans originated:
  Real estate:
    Single-family residential                                  93,072       37,264       38,629      53,499     66,988
    Multifamily residential                                         -            -            -         180        100
    Commercial                                                 41,130       28,367        6,346      13,708      2,010
    Agricultural                                               27,100          920        1,766       2,317      3,429
Other:
  Commercial business                                          18,324       24,305       11,650      11,102      7,593
  Savings account loans                                         6,310        3,387        1,649       1,580        908
  Other                                                        22,558       27,234       10,316       7,504      4,162
                                                            ---------    ---------   ----------   ---------   --------
    Total loans originated                                    208,494      121,477       70,356      89,890     85,190

Loans purchased                                                76,676      139,094        4,333      10,552          -
Loans sold                                                    (28,469)     (21,786)        (635)     (1,765)    (4,287)
Loans transferred to REO                                       (2,312)      (1,603)        (948)       (943)      (129)
Loans to facilitate the sale of REO                            (1,471)        (806)        (505)       (513)         -
Loan repayments                                              (194,449)    (121,571)     (55,989)    (73,239)   (46,478)
Other loan activity (net)                                         236          154           95           -       (258)
                                                            ---------    ---------   ----------   ---------   --------
    Total loans receivable, net at end of year              $ 408,081    $ 349,376   $  234,417   $ 217,710   $193,728
                                                            ---------    ---------   ----------   ---------   --------
Mortgage(backed securities, net at beginning of year        $  37,090    $  86,930   $  191,125   $ 151,970   $168,836
Purchases                                                     106,121          400                   65,737          -
Sales                                                         (19,256)     (41,459)     (91,600)     (1,205)         -
Fair value adjustment                                             745        2,144       (2,005)     (1,222)     2,474
Repayments                                                    (20,183)     (11,194)     (10,831)    (24,431)    19,598)
Discount amortization                                             318          269          241         276        258
                                                            ---------    ---------   ----------   ---------   --------
Mortgage-backed and related securities, net at end of year  $ 104,835    $  37,090   $   86,930   $ 191,125   $151,970
                                                            =========    =========   ==========   =========   ========

Total loans receivable, net, and mortage-backed
  and related securities, net, at end of year               $ 512,916    $ 386,466   $  321,347   $ 408,835   $345,698
                                                            =========    =========   ==========   =========   ========

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

         The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank at the dates indicated.

                                                                        At September 30
                                                     2002          2001         2000        1999       1998
                                                 -----------   -----------   ----------  ---------- ----------
                                                                  (Dollars In Thousands)
Nonperforming loans:
  Single-family residential real estate          $    1,744    $   1,883      $   1,477  $   1,302   $   2,240
  All other real estate loans                           546        2,988            485         10          15
  Other loans                                           893        1,454             54         66          41
                                                 ----------    ---------      ---------  ---------   ---------
    Total delinquent loans                       $    3,183    $   6,325      $   2,016      1,378       2,296
Total real estate owned                               1,707        1,342            646        261          16
                                                 ----------    ---------      ---------  ---------   ---------

    Total nonperforming assets                   $    4,890    $   7,667      $   2,662  $   1,639   $   2,312
                                                 ==========    =========      =========  =========   =========

Total loans delinquent 90 days or more
  to net loans receivable                              0.78%        1.81%          0.86%      0.63%       1.19%

Total loans delinquent 90 days or more
  to total assets                                      0.52%        1.30%          0.50%      0.28%       0.56%

Total nonperforming loans and REO
  to total assets                                      0.80%        1.58%          0.66%      0.34%       0.57%

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

         The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                             At September 30
                                       2002         2001          2000            1999          1998
                                    ----------  ---------- -----------------   ----------    -----------
                                                               (In Thousands)
Substandard assets                  $   4,166   $   5,435       $   2,093       $    2,905   $     2,572
Doubtful assets                             -         597             352                -            18
Loss assets                                80         290              14               32             -
                                    ---------   ---------       ---------       ----------   -----------

   Total classified assets (1)      $   4,246   $   6,322       $   2,459       $    2,937   $     2,590
                                    =========   =========       =========       ==========   ===========

(1) With respect to assets classified "doubtful" and "loss," the Bank has established aggregate specific loan loss reserves of $80,000, $290,000, $14,000, $32,000, and $0 (in actual dollars) for the years ended September 30, 2002, 2001, 2000, 1999, and 1998, respectively.

         Allowance for Loan Losses. The allowance for loan losses is a valuation allowance to provide for incurred but not yet realized losses. The Company reviews its loans for impairment on a quarterly basis. Impairment is determined by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement. If a loan is determined to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or by use of the observable market price of the loan or fair value of collateral if the loan is collateral dependent. Throughout the year management estimates the level of probable losses to determine whether the allowance for loan losses is appropriate considering the estimated losses existing in the portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined by management to be appropriate relative to losses. The allowance for loan losses is increased by charges to income (provisions) and decreased by charge-offs, net of recoveries.

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

         During the fiscal year ended September 30, 2002, 2001, 2000, 1999, and 1998, the Bank added $900,000, $200,000, $120,000, $0, and $0 respectively, to its allowance for loan losses. The Bank's allowance for loan losses totaled $3.3 million, $2.8 million, $1.7 million, $1.6 million, and $1.7 million at September 30, 2002, 2001, 2000, 1999, and 1998, respectively.

     Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                Year Ended September 30
                                                         2002           2001               2000            1999           1998
                                                      ---------       ---------          ---------       ---------      ---------
                                                                                 (Dollars In Thousands)
Total loans outstanding                               $ 415,818       $ 352,910          $ 237,715       $ 225,393      $ 199,491
Average net loans outstanding                           353,585         265,182            224,751         206,001        176,295

Allowance balances (at beginning of year)             $   2,832       $   1,689          $   1,643       $   1,684      $   1,691
Provision for losses:
  Real estate loans                                           -               -                  -               -              -
  Other loans                                               900             200                120               -              -
Balance transferred at acquisition*                         858           1,595                  -               -              -
Charge-offs:
  Real estate loans                                        (242)           (242)               (54)            (67)            (7)
  Other loans                                            (1,131)           (423)               (28)            (29)             -
Recoveries:
  Real estate loans                                           1               1                  4               1              -
  Other loans                                                67              12                  4              54              -
                                                      ---------       ---------          ---------       ---------      ---------

Allowance balance (at end of year)                    $   3,285       $   2,832          $   1,689       $   1,643      $   1,684
                                                      =========       =========          =========       =========      =========

Allowance for loan losses as a percent
  of total loans receivable at end of year                 0.79%           0.80%              0.71%           0.73%          0.84%
Net loans charged off as a percent
  of average net loans outstanding                         0.39%           0.25%              0.04%           0.05%          0.00%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year                                         103.20%          44.77%             83.78%         119.23%         73.34%
Ratio of allowance for loan losses to
  total nonperforming loans and
  REO at end of year                                      67.18%          36.94%             63.45%         100.24%         72.84%

*People's Bank and North Arkansas Bancshares

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

                                                                      At September 30
                                   2002                 2001                2000                 1999                1998
                           -------------------   -------------------  ------------------  -------------------  --------------------
                                   % of Loans            % of Loans          % of Loans           % of Loans           % of Loans
                                     in Each               in Each             in Each              in Each              in Each
                                   Category to           Category to         Category to          Category to          Category to
                            Amount Total Loans    Amount Total Loans  Amount Total Loans   Amount Total Loans   Amount Total Loans
                           -------------------   -------------------  ------------------  -------------------   -------------------
                                                                   (Dollars in Thousands)
Balance at end of period
  applicable to:
    Mortgage loans         $  2,398      73.0%   $   716       75.7%   $    843     89.6% $   893      94.1%    $   958      94.9%
    Non-mortgage loans          887      27.0      2,116       24.3         846     10.4      750       5.9         726       5.1
                           --------   -------    -------    -------    --------   ------  -------   -------     -------     ------
    Total allowance for
     loan losses           $  3,285     100.0%   $ 2,832      100.0%   $  1,689    100.0% $ 1,643     100.0%    $ 1,684     100.0%
                           ========   =======    =======    =======    ========   ======  =======   =======     =======    ======

Investment Activities

     Mortgage-Backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgagors, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or ARM loans. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as the prepayment risk, are passed on to the certificate holder. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans.

     Set forth below is selected data relating to the composition of the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                                         At September 30
                                       2002               2001                 2000                 1999               1998
                              ----------------------------------------------------------------------------------------------------
                                   $         %        $          %         $         %          $          %        $         %
                               --------   ------  --------    ------   --------    ------    --------    -----   --------   -----
                                                                      (Dollars In Thousands)
Mortgage-backed securities:
 Adjustable                    $ 14,075     13.4%  $   796       2.1%   $40,969      47.1%   $119,975     62.8%  $139,528     92.0%
 Fixed                           90,760     86.6    36,294      97.9     45,961      52.9      71,150     37.2     12,442      8.0
                               --------   ------   -------    ------    -------    ------    --------    -----   --------   ------

  Total mortgage-backed
    securities, net            $104,835    100.0%  $37,090     100.0%   $86,930     100.0%   $191,125    100.0%  $151,970    100.0%
                               ========   ======   =======    ======    =======    ======    ========    =====   ========   ======

     At September 30, 2002, mortgage-backed securities aggregated $104.8 million, or 17.0% of the Bank's total assets. At September 30, 2002, all of the Bank's mortgage-backed securities were classified as available-for-sale.

     Other Investment Securities. The Bank's investment portfolio, excluding mortgage-backed securities and FHLB stock, consists of obligations of the United States Government treasuries and agencies thereof, municipal bonds, interest-earning deposits in other institutions and equity investments (principally in other financial institutions). The carrying value of this portion of the Bank's investment portfolio totaled $20.6 million, $39.4 million, $40.6 million, $36.3 million, and $32.7 million at September 30, 2002, 2001, 2000, 1999 and 1998, respectively. At September 30, 2002, $0.09 million of the Bank's investment securities, excluding mortgage-backed securities, had a remaining term to maturity of one year or less, and $4.8 million had a remaining term to maturity of five years or less.

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

                                                                       At September 30
                                              2002            2001            2000            1999             1998
                                            --------        --------        --------        --------        --------
                                                                     (Dollars In Thousands)
Investment securities:
  Mortgage-backed securities                 104,835          37,090          86,930         191,125         151,970
  Corporate Bonds                              3,814           2,014               -               -               -
  U.S. Government treasury obligations             -           1,951               -               -               -
  U.S. Government agency obligations           3,649          13,803          27,095          25,403          21,656
  Trust preferred securities                       -           4,040           4,000               -               -
  Municipal bonds                             13,167          12,537           9,466           9,446           9,425
  Equity securities                                -           5,040           1,127           1,429           1,588
                                            --------        --------        --------        --------        --------

    Total investment securities              125,465          76,475         128,618         227,403         184,639

FHLB stock                                     2,126           3,787           5,988          10,981          10,060
                                            --------        --------        --------        --------        --------

    Total investments                       $127,591        $ 80,262        $134,606        $238,384        $194,699
                                            ========        ========        ========        ========        ========

         Investment Portfolio Maturities The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at September 30, 2002.

                                        ------------------------------------------------------------------------------------
                                           One Year or Less   One to Five Years    Five to Ten Years      Over Ten Years
                                        ------------------------------------------------------------------------------------
                                                   Annualized          Annualized            Annualized           Annualized
                                                    Weighted            Weighted              Weighted             Weighted
                                         Carrying   Average  Carrying   Average     Carrying   Average  Carrying    Average
                                          Value      Yield     Value     Yield        Value     Yield     Value      Yield
                                        ------------------------------------------------------------------------------------
                                                                         (Dollars In Thousands)
Investment securities:
  U.S. Government Agency Securities     $    -       0.00%    $    -      0.00%      $1,075     7.00%   $  2,574     6.22%
  State and municipal obligations (1)       85       4.80%       989      4.81%       3,286     5.18%      8,807     5.34%
  Corporate Bonds                            -       0.00%     3,814      5.02%           -     0.00%          -     0.00%
  CMOs (2)                                   -       0.00%         -      0.00%           -     0.00%     65,432     5.57%
  Mortgage-backed securities                 -       0.00%         -      0.00%           -     0.00%     39,403     5.78%
                                        ------       ----     ------      ----       ------     ----    --------     ----
    Total investment securities             85       4.80%     4,803      4.98%       4,361     5.63%    116,216     5.63%
                                                     ====                 ====                  ====                 ====
FHLB stock
Accrued interest on investments
    Total investment securities,
      including accrued interest

                                          -------------------------------------------------
                                                                 Total
                                          -------------------------------------------------
                                                                               Annualized
                                                                   Average      Weighted
                                           Carrying     Market     Life in      Average
                                             Value       Value      Years        Yield
                                          ----------------------- -------------------------
Investment securities:
  U.S. Government Agency Securities        $  3,649    $  3,649     10.59        6.45%
  State and municipal obligations (1)        13,167      13,542      8.66        5.11%
  Corporate Bonds                             3,814       3,814      2.07        5.02%
  CMOs (2)                                   65,432      65,432     26.06        5.57%
  Mortgage-backed securities                 39,403      39,403     24.08        5.78%
                                           --------    --------                  ----
    Total investment securities             125,465     125,840                  5.59%
                                                                                 ====
FHLB stock                                    2,126       2,126
Accrued interest on investments                 845         845
                                           --------    --------
    Total investment securities,
      including accrued interest            128,436     128,811
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

         Time Deposit Rates. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

                                        At September 30
                     2002        2001        2000         1999        1998
                  ----------  ----------  ----------   ----------  ----------
                                         (In thousands)

Rate
0.00-3.99%         $235,773   $ 35,219     $     28     $      -    $    275
4.00-5.99%           85,244    154,585       34,126      135,563     111,713
6.00-7.99%           11,165     43,252      128,051       14,924      25,225
8.00-9.99%              225        225            -            -           -
                  ---------   --------    ---------    ---------   ---------

      Total        $332,407   $233,281     $162,205     $150,487    $137,213
                  =========   ========    =========    =========   =========

         Time Deposit Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2002.

                                                                                  Maturity
                                                           --------------------------------------------------------------
                                                            3 months      3 to 6      6 to 12      Over 12
                                                            or less       months       months       months        Total
                                                           ----------    --------    ---------    ---------     ---------
                                                                               (In thousands)
Certificate of Deposit less than $100,000                     $51,771     $51,514     $53,197      $54,318      $210,800
Certificate of Deposit greater than or equal to $100,000       37,188      21,266      32,288       30,865      $121,607
                                                           ----------    --------    --------     --------      --------
 Total Certificates of Deposit                                 88,959      72,780      85,485       85,183       332,407
                                                           ==========    ========    ========     ========      ========

Borrowings

         Deposits of the Bank are a significant source of funds as is short term and long term advances from the FHLB. FHLB advances are collateralized by the Bank's stock in the FHLB, investment securities and a blanket lien on the Bank's mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 2002, the Bank's FHLB advances totaled $22.1 million.

         The Bank sells securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, the Bank sells a fixed dollar amount of securities to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as a liability of the Bank. The dollar amount of securities underlying the agreements remains an asset of the Bank. At September 30, 2002, the Bank had no securities sold under agreements to repurchase.

         The following table sets forth certain information regarding borrowings by the Bank during the years ended September 30:

                                                    2002         2001              2000         1999         1998
                                                 ----------   -----------      -----------   -----------  -----------
                                                                   (Dollars In Thousands)
Weighed average rate paid on: (1)
  FHLB advances                                      3.70 %        5.66 %           5.78 %        5.03 %       5.75 %
  Other borrowings (2)                               0.00 %        5.38 %           5.62 %        5.16 %       4.97 %

FHLB advances:
  Maximum balance                                $ 73,316     $ 112,125        $ 185,535     $ 216,844    $ 210,325
  Average balance                                $ 36,713     $  82,915        $ 145,312     $ 161,905    $ 173,812
Other borrowings: (2)
  Maximum balance                                $    350     $   2,650        $   2,465     $   3,242    $  21,850
  Average balance                                $      -     $   1,598        $   1,901     $   2,273    $   6,215

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

         On December 8, 2001, the Company issued $10.0 million of trust preferred securities. The securities were issued by a special purpose business trust formed by Pocahontas Bancorp and were sold in a private transaction to a pooled investment vehicle sponsored by Sandler O'Neil. The securities were sold pursuant to an exemption from registration under the Securities Act of 1933 (the "Act"), and have not been registered under the Act. Sandler O'Neil assisted Pocahontas Bancorp in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration under the Act or an applicable exemption from registration. The trust preferred securities have a floating rate of interest, which is reset semi annually, equal to the 6-month LIBOR plus 3.75%. The floating rate, however, may not exceed 11.00% until December 8, 2006.


Subsidiaries' Activities

         The Bank is the wholly owned subsidiary of the Company. The Bank has three wholly owned subsidiaries, Sun Realty, Inc., P.F. Service, Inc., and Southern Mortgage Corporation. Sun Realty, Inc. and P.F. Services, Inc. are Arkansas corporations and both are substantially inactive. Southern Mortgage Corporation is a Tulsa, Oklahoma based lending company that primarily originates single family loans to sell into the secondary market.

Regulation

         As a federally chartered, SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Registrant also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS regularly examines the Registrant and the Bank and prepares a report for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, the OTS or the Congress, could have a material impact on the Bank and its operations. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of these statutes and regulations and their effect on the Bank.

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

         Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders' equity including retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the accumulated unrealized gains or losses on available-for-sale securities determined in accordance with SFAS No. 115 are excluded from the regulatory capital calculation. At September 30, 2002, the Bank had $17.9 million in goodwill and intangible assets and $1.6 million in accumulated unrealized gains on available-for-sale securities, which were excluded from the regulatory capital calculation.

         The leverage limit adopted by the OTS requires that savings associations maintain "core capital" in an amount equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased out over a five-year period) and up to 25% of other intangibles that meet certain separate salability and market valuation tests. As a result of the prompt corrective action provisions described below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         Under the risk-based capital requirement, a savings association must maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2002, the Bank had no capital instruments that qualify as supplementary capital and $3.2 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

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

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Registrant's operations and profitability and the value of its common stock. If the OTS or the FDIC require an association such as the Bank, to raise additional capital through the issuance of Company common stock or other capital instruments, such issuance may result in the dilution in the percentage of ownership of those persons holding shares of common stock since the Registrant's shareholders do not have preemptive rights.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualifying thrift investments on a monthly average for nine out of every twelve months on a rolling basis. At September 30, 2002, the Bank met the test.

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

         The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories, based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

         Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its required levels or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

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

Transactions with Affiliates

         The Bank's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliated" for these purposes generally means any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries.
Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, or entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these person based, in part on the Bank's capital position, and requires approval procedures to be followed. At September 30, 2002, the Bank was in compliance with these regulations.

The Federal Reserve System

         Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2002, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring other savings institutions or holding companies thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Federal Securities Laws

         The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Recent Legislation

     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging.

The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

         Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

         In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

         The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

         To the extent that the GLB permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we have.

         Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the Securities and Exchange Commission and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

         .  audit committees;

     . certification of financial statements by the chief executive officer and the chief financial officer;

     . the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     . a prohibition on insider trading during pension plan black out periods;

     .    disclosure of off-balance sheet transactions;

     .    a prohibition on personal loans to directors and officers;

     .    expedited filing requirements for Forms 4;

     . disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     .    "real time" filing of periodic reports;

     .    the formation of a public accounting oversight board;

     .    auditor independence; and

     . various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment, and provisions which will become effective from within 30 days to one year from enactment. The Securities and Exchange Commission has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Securities and Exchange Act.

Executive Officers of the Registrant

     Listed below is information, as of September 30, 2002, concerning the Company's executive officers. Such executive officers also serve in the same positions with the Bank. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he or she was to be selected as an officer.

     The following individuals hold positions as executive officers of the Company as is set forth below opposite their names.

     Name                                                          Position With the Company
     ----                                                          -------------------------
     Dwayne Powell ............................................. President and Chief Executive Officer
     Brad Snider ............................................... Chief Operating Officer
     Terry Prichard ............................................ Chief Financial Officer

     The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

     Since the formation of the Company, none of its executive officers, directors or other personnel has received remuneration from the Company.

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

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, "large" associations, i.e., the quarterly average of the association's total assets or the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six year period its applicable excess reserves, i.e. the balances of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 2002 the Bank's bad debt reserve subject to recapture over the next fiscal year totaled approximately $199,000. The Bank has established a deferred tax liability of approximately $76,000 for this recapture.

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

     Distributions. To the extent that (i) the Bank's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's tax bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's tax bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Regulation(Y)Limitations on Capital Distributions" for limits on the payment of dividends of the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

ITEM 2    PROPERTIES

      The Bank conducts its business through its main office and 23 full-service branch offices located in nine counties in Northeast Arkansas. Each office is owned or leased by the Bank. The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 2002. The aggregate net book value of the Bank's premises and equipment was $13.9 million at September 30, 2002.

Main Office:
1700 E. Highland
Jonesboro, Arkansas

Branch Offices:

Walnut Ridge Branch                 Carlisle Branch                    Jonesboro Branch
-------------------                 ---------------                    ----------------
120 W. Main Street                  124 West Main                      1700 E. Highland Dr.
Walnut Ridge, Arkansas              Carlisle, Arkansas                 Jonesboro, Arkansas
(Opened 1968)                       (Opened 1998)                      (Opened 2001)

Jonesboro Branch                    Brinkley Branch                    Jonesboro Branch
----------------                    ---------------                    ----------------
625 S.W. Drive                      311 West Cedar                     209 W. Washington
Jonesboro, Arkansas                 Brinkley, Arkansas                 Jonesboro, Arkansas
(Opened 1976)                       (Opened 1998)                      (Opened 2001)

Corning Branch                      England Branch                     Tuckerman Branch
--------------                      --------------                     ----------------
309 Missouri Drive                  100 Stuttgart Hwy.                 106 E. Main Street
Corning, Arkansas                   England, Arkansas                  Tuckerman, Arkansas
(Opened 1983)                       (Opened 1998)                      (Opened 2001)

Highland Branch                     Lake City Branch                   Swifton Branch
---------------                     ----------------                   --------------
1566 Highway 62                     100 Colbean Blvd.                  101 Main Street
Hardy, Arkansas                     Lake City, Arkansas                Swifton, Arkansas
(Opened 1983)                       (Opened 1998)                      (Opened 2001)

Imboden Branch                      Hardy Branch                       Pocahontas Branch
--------------                      ------------                       -----------------
201 E 3/rd/ Street                  101 W. Main Street                 203 W. Broadway
Imboden, AR                         Hardy, Arkansas                    Pocahontas, Arkansas
(Opened 2002)                       (Opened 1998)                      (Opened 1935)

Pocahontas Wal-Mart Branch          Jonesboro Wal-Mart Branch          Smithville Branch
--------------------------          -------------------------          -----------------
Hwy 67 South                        Highland Drive                     Hwy 115.
Pocahontas, Arkansas                Jonesboro, Arkansas                Smithville, Arkansas
                                                                       (Opened 2002)

Paragould Wal-Mart Branch           Pocahontas Branch                  Newport Branch
-------------------------           -----------------                  --------------
2802 W. Kings Hwy.                  205 Rice Street                    200 Olivia Drive
Paragould, Arkansas                 Pocahontas, Arkansas               Newport Arkansas
(Opened 1999)                       (Opened 2001)                      (Opened 2002)

Strawberry Branch                   Hoxie Branch
-----------------                   ------------
114 W. River Drive                  126 SW Texas
Strawberry, Arkansas                Hoxie, Arkansas
(Opened 2002)                       (Opened 2002)

ITEM 3     LEGAL PROCEEDINGS

      There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of fiscal 2002 to a vote of security holders.

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading in Common Stock and Related Matters
The Registrant's common stock is traded on the NASDAQ National Market System using the symbol "PFSL." The following table shows the quarterly range of bid prices for the Company's common stock during fiscal 2002 and 2001. This information has been obtained from monthly statistical stock summaries provided by the NASDAQ Stock Market. As of December 13, 2002, there were 4,314,295 shares of common stock issued and outstanding and 800 stockholders of record.

                                                   High                   Low
     Quarter Ended                                 Bid                    Bid
     -------------                                 ---                    ---

     December 31, 2001                          $  8.900               $  7.300
     March 31, 2002                               10.300                  8.650
     June 30, 2002                                10.590                  9.630
     September 30, 2002                           11.350                 10.000


                                                   High                   Low
     Quarter Ended                                 Bid                    Bid
     -------------                                 ---                    ---
     December 31, 2000                           $ 7.750               $  6.880
     March 31, 2001                                7.380                  6.630
     June 30, 2001                                 8.000                  6.810
     September 30, 2001                            9.370                  8.000

Cash Dividends Declared in Fiscal 2002:

                              Record              Payment              Dividend
                               Date                 Date               Per Share
                               ----                 ----               ---------

     December 14, 2001                        January 3, 2002          $ 0.070
     March 15, 2002                           April 3, 2002              0.070
     June 14, 2002                            July 3, 2002               0.070
     September 13, 2002                       October 3, 2002            0.075

     Cash Dividends Declared in Fiscal 2001:

                              Record              Payment              Dividend
                               Date                 Date               Per Share
                               ----                 ----               ---------

     December 15, 2000                        January 3, 2001          $ 0.065
     March 15, 2001                           April 3, 2001              0.065
     June 15, 2001                            July 3, 2001               0.065
     September 15, 2001                       October 3, 2001            0.065

ITEM 6   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data of the Company. This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and the notes thereto presented elsewhere herein.

Selected Financial Condition Data

                                                                 At September 30
                                               2002        2001        2000        1999        1998
                                                                  (In Thousands)
Total assets                                 $617,016    $483,565    $401,105    $482,131    $406,981
Cash and cash equivalents                      34,307      11,146      12,941       8,622       3,781
Cash surrender value of life insurance          6,883       6,589       6,158       5,965       5,822
Investment securities                         126,929      79,650     128,618     227,403     184,640
Loans receivable                              408,081     349,376     234,417     217,710     193,728
Federal Home Loan Bank Stock                    2,126       3,787       5,988      10,981      10,060
Deposits                                      520,032     348,541     234,972     211,891     195,537
FHLB advances                                  22,137      73,316     117,990     213,105     143,670
Securities sold under agreements to
  repurchase                                        -         350       1,375       2,075       2,107
Stockholders' equity                           46,722      44,589      41,378      48,032      60,567

Summary of Operations

                                                                Years Ended September 30
                                              2002        2001       2000       1999          1998
                                                                  (in Thousands)
Interest income                              $ 34,107    $ 29,891    $ 29,927    $ 27,960    $ 27,854
Interest expense                               17,200      19,099      19,724      17,217      18,401
                                             --------    --------    --------    --------    --------
      Net interest income before
        provision for loan losses              16,907      10,792      10,203      10,743       9,453
Provision for loan losses                         900         200         120           -           -
                                             --------    --------    --------    --------    --------
      Net interest income after
        provision for loan losses              16,007      10,592      10,083      10,743       9,453
Noninterest income                              5,298       3,662       3,102       1,927         920
Noninterest expense:
  Compensation and benefits                     8,201       8,102       4,383       7,628       3,825
  Occupancy and equipment                       2,419       1,278         996       1,137         662
  Other                                         4,262       3,083       2,722       2,487       1,704
                                             --------    --------    --------    --------    --------
      Total noninterest expense                14,882      12,463       8,101      11,252       6,191
                                             --------    --------    --------    --------    --------
Income before income taxes                      6,423       1,791       5,084       1,418       4,182
Income tax provision                            2,188         382       1,632         466       1,294
                                             --------    --------    --------    --------    --------
      Net income                             $  4,235    $  1,409    $  3,452    $    952    $  2,888
                                             ========    ========    ========    ========    ========

Key Financial Ratios and Other Data (1):

                                                        At or for the Year Ended September 30
                                                  2002      2001      2000      1999      1998
Performance Ratios:
  Return on average equity                         9.15%     3.39%     7.79%     1.80%     6.16%
  Return on average assets                         0.80      0.35      0.80      0.23      0.67
  Interest rate spread (2)                         3.59      2.74      2.28      2.37      1.92
  Net interest margin (2)                          3.56      2.90      2.54      2.72      2.45
  Noninterest expense to average assets            2.79      3.05      1.92      2.66      1.55
  Net interest income after provision
    for loan losses to noninterest expense       107.56     84.99    124.00     95.48    152.69
  Efficiency (5)                                  69.86     87.42     61.77     88.80     59.69

Asset Quality Ratios:
  Average interest-earning assets to
    average interest-bearing liabilities          99.27    103.23    105.22    108.11    110.93
  Nonperforming loans to net loans (3) (4)         0.78      1.81      0.86      0.63      1.19
  Nonperforming assets to total
    assets (3) (4)                                 0.80      1.58      0.66      0.34      0.57
  Allowance for loan losses to
    nonperforming loans (3) (4)                  103.20     44.77     83.78    119.23     73.34
  Allowance for loan losses to
    nonperforming loan assets (3) (4)             67.18     36.94     63.45    100.24     72.84
  Allowance for loan losses to total
    loans (3)                                      0.79      0.80      0.71      0.73      0.86

Capital, Equity and Dividend Ratios:

  Tangible capital (3)                             6.40      7.14      8.92      9.35     10.24
  Core capital (3)                                 6.40      7.14      8.92      9.35     10.24
  Risk-based capital (3)                          10.74     10.17     17.66     20.23     22.62
  Average equity to average assets ratio           9.91     10.18     10.31     12.45     10.87
  Dividend payout ratio                           29.95     81.27     38.46    151.55     43.20

Per Share Data:
  Dividends per share                         $    0.29  $   0.26  $   0.25  $   0.24  $   0.23
  Book value per share (6)                    $   10.68  $   9.98  $   9.29  $   8.70  $   9.46
  Basic earnings per share (7)                $    0.96  $   0.33  $   0.67  $   0.16  $   0.45
  Diluted earnings per share (8)              $    0.96  $   0.33  $   0.67  $   0.16  $   0.44

Number of full service offices                       23        21        14        14        11

(1) With the exception of period end ratios, ratios are based on average monthly balances.
(2) Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.
(3)  End of period ratio.
(4) Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of non-accrual loans while REO consists of real estate acquired in settlement of loans.
(5) The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(6)  This calculation is based on 4,376,295, 4,468,680, 4,454,357, 5,518,614, and 6,399,623, shares outstanding at September 30, 2002, 2001, 2000, 1999, and 1998, respectively.
(7) This calculation is based on weighted average shares outstanding of 4,400,027, 4,295,002, 5,166,038, 5,802,860, and 6,388,906 and for the
     fiscal years ended September 30, 2002, 2001, 2000, 1999, and 1998 , respectively.
(8) This calculation is based on weighted average shares outstanding of 4,428,924, 4,295,793, 5,172,751, 5,837,619, 6,535,068, and 6,486,058, for
     the fiscal years ended September 30, 2002, 2001, 2000, 1999, and 1998, respectively.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company's net income is primarily affected by its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities, and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowed funds, including FHLB advances. The Company's net income also is affected by its provisions for losses on loans and investments in real estate, as well as the amount of noninterest income (including fees and service charges and gains or losses on sales of loans), and noninterest expense, including salaries and employee benefits, premises and equipment expense, data processing expense, and income taxes. Net income of the Company also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

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

Net Portfolio Value. The value of the Company's loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company's net portfolio value ("NPV"), while falling interest rates will generally increase the value of that portfolio. The following table set forth, quantitatively, as of September 30, 2002, the OTS estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and a 100 basis point decrease in market interest rates. Due to the current low prevailing interest rate environment, the changes in NPV is not estimated for a decrease in interest rates of 200 or 300 basis points.

       Change in                                                                  Change in NPV
     Interest Rates                                                             as a Percentage of
    in Basis Points                 Net Portfolio Value                          Estimated Market
                         -----------------------------------------
      (Rate Shock)          Amount        $ Change       % Change      Ratio     Value of Assets
      ------------          ------        --------       --------      -----     ---------------
                                   (Dollars in Thousands)
          +300           $43,808          $(17,547)       (28.6)%       7.30%        (2.48)%
          +200            51,699            (9,656)       (15.7)%       8.46%        (1.32)%
          +100            58,442            (2,913)        (4.7)%       9.41%        (0.37)%
             0            61,355                 0          0.0 %       9.78%         0.00 %
          -100            60,912              (443)        (0.7)%       9.67%        (0.11)%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of Changes in Financial Condition

General. The Company's total assets increased $133.5 million, or 27.6%, from $483.6 million at September 30, 2001 to $617.0 million at September 30, 2002. The increase was primarily due to the acquisitions of Peoples Bank of Imboden and North Arkansas Bancshares, Inc. The Company acquired Peoples Bank of Imboden with assets of $71.6 million on May 31, 2002 and North Arkansas Bancshares with assets of $37.0 million on June 18, 2002.

Loans receivable, net. The Company's net loans receivable increased $46.7 million, or 13.4%, from $349.4 million at September 30, 2001 to $396.1 million at September 30, 2002. The net increase in fiscal year 2002 was primarily due to the acquisition of Peoples Bank of Imboden with loans totaling $49.1 million and North Arkansas Bancshares with loans totaling $26.9 million, while the Company sold approximately $28.5 million of fixed rate loans in fiscal year 2002. The Company retained the servicing rights and the customer relationships. Servicing rights as of September 30, 2002 and 2001 were not considered significant.

Loans receivable, held for sale. At September 30, 2002, the Company classified $11.9 million of single-family residential loans as held for sale. The Company sold the majority of these loans in October 2002 in the secondary market. Loans held for sale at September 30, 2001 were not considered significant. Management expects to continue to sell loans in the secondary market as necessary to manage interest rate risks.

Investment securities. The investment securities portfolio increased $47.2 million or 59.2% from $79.7 million at September 30, 2001, to $126.9 million at September 30, 2002. This net change was primarily due to the sale of $26.6 million of available-for-sale securities, principal paydowns of $20.2 million, called securities of $18.8 million which were more than offset by the purchase of $116.8 million of available-for-sale investment securities and investment securities of $16.7 million obtained in the acquisitions of Peoples Bank of Imboden and North Arkansas Bancshares.

Cash surrender value of life insurance. The Company has purchased life insurance on the lives of executive officers and members of the board of directors. Such life insurance had total cash surrender value of $6.9 million and $6.6 million at September 30, 2002 and 2001, respectively. The increase in fiscal 2002 was due to earnings on the cash surrender value, net of premiums.

Goodwill. During the year ended September 30, 2001, the Company recorded $7.7 million of goodwill related to the acquisition of Walden/Smith Financial Group, Inc. and its wholly-owned bank subsidiary, First Community Bank. During the year ended September 30, 2002, goodwill increased $1.1 million to $8.8 million. The increase related to goodwill of $0.8 million recorded related to the acquisition of Southern Mortgage Corp. and $0.3 million increase in the allocation of goodwill related to the acquisition of Walden/Smith Financial Group, Inc.

Core deposit premiums. Core deposit premiums increased $2.8 million, or 44.4%, from $6.3 million at September 30, 2001 to $9.1 million at September 30, 2002. The increase related to core deposit premiums of $3.7 million being recorded during fiscal year 2002 related to the acquisition of Peoples Bank of Imboden and North Arkansas Bancshares, Inc. net of amortization of $0.5 million during fiscal year 2002.

Deposits. Historically, deposits have provided the Company with a stable source of relatively low cost funding. The market for deposits is competitive, which has caused the Company to utilize primarily certificate accounts that are more responsive to market interest rates rather than passbook accounts. The Company offers a traditional line of deposit products that currently includes checking, interest-bearing checking, savings, certificates of deposit, commercial checking and money market accounts. Deposits increased $171.5 million or 49.2% to $520.0 million at September 30, 2002, from $348.5 million at September 30, 2001. The increase was primarily due to the acquisitions of Peoples Bank of Imboden and North Arkansas Bancshares.

FHLB advances and reverse repurchase agreements. The Company also relies upon FHLB advances as a source to fund assets. Approximately 3.6% of the Company's assets were funded with FHLB advances as of September 30, 2002 and 15.2% were funded with FHLB advances and reverse repurchase agreements as of September 30, 2001. At September 30, 2002, FHLB advances totaled $22.1 million, a decrease of $51.2 million, or 69.8%, from 2001, reflecting the increase in deposits resulting from the acquisitions of Peoples bank of Imboden and North Arkansas Bancshares.

Trust preferred securities. During the year ended September 30, 2002, the Company, through a subsidiary business trust, issued $10.0 million of trust preferred securities with a floating coupon rate, which is reset semi-annually, equal to the six-month LIBOR plus 375 basis points. The proceeds, net of issuance costs, to the Company were approximately $9.65 million. Trust preferred securities of $7.5 million were issued by the Company through a subsidiary business trust during the year ended September 30, 2001. Net proceeds to the Company were $7.2 million. The Company expects to use the net proceeds of the issuances for general corporate purposes, including business acquisitions, stock repurchases, cash dividends and corporate expenses.

Stockholders' Equity. Stockholders' equity increased $2.1 million, or 4.7%, from $44.6 million at September 30, 2001, to $46.7 million at September 30, 2002. The increase was due to net income of $4.2 million, an increase in unrealized gains on available-for-sale securities of $0.4 million, the exercise of options, repayment of ESOP loan and RRP shares earned of $1.6 million, and the issuance of stock of $4.4 million in common stock related to the acquisition of North Arkansas Bancshares, Inc. The increase was partially offset by cash dividends of $1.3 million and the repurchase of $6.4 million in common stock.

Discussion of Results of Operations

Overview. Net income was $4.2 million for fiscal 2002, compared to $1.4 million and $3.5 million for fiscal 2001 and 2000, respectively. The Company's average interest earning assets have increased over the three year period ended September 30, 2002, which has resulted in higher levels of interest income. The Company's net interest rate spread increased to 3.59% for the year ended September 30, 2002 from 2.74% for the year ended September 30, 2001, and 2.28% for the year ended September 30, 2000. The increase in the net interest rate spread for fiscal 2002 was primarily due to a decrease in the average cost of borrowed funds and a decrease in borrowed funds, reflecting the increase in deposits resulting from the acquisitions of Peoples bank of Imboden and North Arkansas Bancshares.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net interest rate spread is impacted by changes in general market interest rates, including changes in the relation between short- and long-term interest rates (the "yield curve"), and the Company's interest rate sensitivity position. While management seeks to manage its business to limit the exposure of net interest income to changes in interest rates, different aspects of its business nevertheless remain subject to risk from interest rate changes. Net interest income was $16.9 million for fiscal 2002 compared to $10.8 million and $10.2 million, for fiscal 2001 and 2000, respectively. The tables below analyze net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates.

The Company's interest-earning assets are primarily comprised of mortgage loans and investment securities, including mortgage-backed securities. Interest-bearing liabilities primarily include deposits and FHLB advances. The increase in average interest-earning assets during fiscal 2002 was mainly attributable to the acquisitions of Peoples Bank of Imboden and North Arkansas Bancshares.

The majority of the Company's interest-earning assets are comprised of adjustable-rate assets. The Company's adjustable-rate loans and investment securities are subject to periodic interest rate caps. Periodic caps limit the amount by which the interest rate on a particular mortgage loan or investment securities may increase at its next interest rate reset date. In a rising rate environment, the interest rate spread could be negatively impacted when the repricing of interest-earning assets is delayed or prohibited, compared to market interest rate movements, as a result of periodic interest rate caps.

Average Balance Sheets (Dollars in thousands)

                                                                    Years Ended September 30
                                                2002                          2001                           2000
                                    -----------------------------  ---------------------------- ---------------------------------
                                                         Average                       Average                         Average
                                      Average             Yield/    Average             Yield/   Average               Yield/
                                      Balance   Interest   Cost     Balance   Interest   Cost    Balance   Interest     Cost
                                    -----------------------------  ---------------------------- ---------------------------------
Interest-earning assets: (1)
  Loan receivable, net (6)          $ 353,585   $26,664    7.54%   $265,210   $22,151    8.35%  $ 224,214  $ 17,671     7.88%
  Investment securities               121,083     7,443    6.15     107,239     7,740    7.22     176,783    12,256     6.93
                                    ---------   -------   -----    --------   -------  ------   ---------  --------   ------
     Total interest-
      earning assets                  474,668    34,107    7.19     372,449    29,891    8.03     400,997    29,927     7.46

Noninterest-earning cash               20,559                         6,383                         3,622
Other noninterest-
  earning assets                       39,201                        29,361                        25,045
                                    ---------                      --------                     ---------
      Total assets                  $ 534,428                      $408,193                     $ 429,664
                                    =========                      ========                     =========

Interest-bearing liabilities:
  Demand deposits                   $ 147,789   $ 1,988    1.35    $ 88,314   $ 1,797    2.04   $  68,779  $  1,705     2.48
  Time deposits                       274,805    11,976    4.36     187,146    11,619    6.20     158,052     8,645     5.47
  Borrowed funds (5)                   55,582     3,236    5.82      85,350     5,683    6.66     154,287     9,374     6.08
                                    ---------   -------   -----    --------   -------  ------   ---------  --------   ------

     Total interest-
      bearing liabilities             478,176    17,200    3.60     360,810    19,099    5.29     381,118    19,724     5.18
                                    ---------   -------   -----    --------   -------  ------   ---------  --------   ------

Noninterest-bearing
  liabilities (2)                       9,959                         5,800                         4,262
                                    ---------                      --------                     ---------

      Total liabilities               488,135                       366,610                       385,380

Stockholders' equity                   46,293                        41,583                        44,284
                                    ---------                      --------                     ---------
      Total liabilities and
      stockholders' equity          $ 534,428                      $408,193                     $ 429,664
                                    =========                      ========                     =========
Net interest income                             $16,907                       $10,792                      $ 10,203
                                                =======                       =======                      ========
Net interest rate spread (3)                               3.59%                         2.74%                          2.28%
                                                          =====                        ======                         ======
Interest-earning assets and
  net interest margin (4)           $ 474,668              3.56%   $372,449              2.90%  $ 400,997               2.54%
                                    =========             =====    ========            ======   =========             ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                            99.27%                       103.23%                        105.22%
                                                          -----                        ------                         ------

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

Rate/Volume Analysis (in thousands)

                                                  2002 vs 2001                           2001 vs 2000
                                     --------------------------------------- -------------------------------------
                                         Increase/(Decrease)                    Increase/(Decrease)
                                               Due to                Total              Due to             Total
                                     ----------------------------            --------------------------
                                                         Rate/     Increase                       Rate/   Increase
                                      Volume    Rate    Volume    (Decrease)    Volume   Rate    Volume  (Decrease)
                                      ------    ----    ------    ----------    ------   ----    ------  ----------
Interest income:
  Loans receivable                   $ 7,379  $ (2,148) $  (717)  $  4,514      $ 3,098  $ 1,054 $  197   $ 4,349
  Investment securities                  815    (1,008)    (106)      (299)      (4,821)     513   (206)   (4,514)
                                     -------  --------  -------   --------      -------  ------- ------   -------
        Total interest-
         earning assets              $ 8,194  $ (3,156) $  (823)  $  4,215      $(1,723) $ 1,567 $   (9)  $  (165)
                                     =======  ========  =======   ========      =======  ======= ======   =======

Interest expense:
  Deposits                           $ 7,471  $ (4,435) $(2,488)  $    548      $ 2,217  $   703 $  145   $ 3,065
  Borrowed funds                      (3,052)    1,306     (701)    (2,447)      (4,191)     663   (291)   (3,819)
                                     -------  --------  -------   --------      -------  ------- ------   -------

        Total interest-
         bearing liabilities         $ 4,419  $ (3,129) $(3,189)  $ (1,899)     $(1,974) $ 1,366 $ (146)  $  (754)
                                     =======  ========  =======   ========      =======  ======= ======   =======

Net change in net
  interest income                    $ 3,775  $    (27) $ 2,366   $  6,114      $   251  $   201 $  137   $   589
                                     =======  ========  =======   ========      =======  ======= ======   =======

During fiscal 2002, loan demand was strong due to low mortgage rates, which resulted in an increase in loans outstanding and an increase of $6.1 million, or 56.7%, in net interest income. The average yield on interest earning assets decreased to 7.19% in fiscal 2002 compared to 8.03% and 7.46% in fiscal 2001 and 2000, respectively, while the average cost of interest bearing liabilities decreased to 3.60% in fiscal 2002 compared to 5.29% and 5.18% in fiscal 2001 and fiscal 2000, respectively, reflecting lower market interest raters generally in fiscal 2002. In addition, the decrease in the average cost of interest bearing liabilities reflected the acquisitions of Peoples Bank of Imboden and North Arkansas Bancshares, which contributed to an increase of $87.7 million, or 46.8%, in the average balance of lower-cost time deposits and a decrease of $29.8 million, or $34.9%, in the average balance of higher-cost borrowed funds.

During fiscal 2001, loan demand was relatively strong, resulting in an increase in loans outstanding and an increase of $0.6 million, or 5.9%, in net interest income. The average yield on interest earning assets increased to 8.03% in fiscal 2001 compared to 7.46% in fiscal 2000, while the average cost of interest bearing liabilities increased to 5.29% in fiscal 2000. The increase in the average yield on interest earning assets was largely due to an increase in higher-yielding average loans receivable and an increase in the yield on loans receivable. The increase in average cost of interest bearing liabilities was primarily due to an increase in market rates.

Provision for Loan Losses. The Company provided for loan losses of $900,000, $200,000, and $120,000, respectively, in the fiscal years ended September 30, 2002, 2001, and 2000. Management considered several factors in determining the necessary level of its allowance for loan losses, including but not limited to historical loan losses and current delinquency rates. The increased provision in fiscal 2002 was due to the significant growth in the higher risk categories of the loan portfolio in fiscal 2002, as commercial loans have increased over the past two years.

Noninterest Income. Non-interest income totaled $5.3 million for the fiscal year ended September 30, 2002, compared to $3.7 million for the fiscal year ended September 30, 2001, and $3.1 million for the fiscal year ended September 30, 2000. The increase in 2002 was primarily due to a gain of $1.0 million on sale of loans totaling $28.5 million, gain of $0.6 million on the sale of investments, an increase in fee income due to an increase in demand deposit accounts and the gains on trading securities. The increase in fiscal 2001 was primarily due to a gain of $0.4 million on sale of loans totaling $16.7 million, a gain on sale of investments of $0.4 million, and an increase in fees and service charges on demand deposit accounts and the gains on trading securities.

Noninterest Expense. Non-interest expense consisting primarily of salaries and employee benefits, premises and equipment and data processing totaled $14.9 million for the fiscal year ended September 30, 2002, compared to $12.5 million for the fiscal year ended September 30, 2001, an increase of 19.2%. Non-interest expense increased $3.2 million or 28.3% to $12.5 million for the year ended September 30, 2001 from $8.1 million for the fiscal year ended September 30, 2000. The increases were primarily a result of additional compensation and benefits and occupancy expense from the acquisition of First Community Bank.

Income Taxes. Income tax expense for the year ended September 30, 2002, was $2.2 million compared to $0.4 million for the year ended September 30, 2001. The increase was primarily due to an increase in income before taxes. Income tax expense for the year ended September 30, 2001, was $0.4 million compared to $1.6 million for the year ended September 30, 2000.

Liquidity and Capital Resources

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Company adjusts liquidity as appropriate to meet its asset and liability management objectives. At September 30, 2002, the Company was in compliance with such liquidity requirements.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, FHLB advances, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. For additional information about cash flows from the Company's operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2002, the Company exceeded all of its regulatory capital requirements.

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

Impact of New Accounting Standards

See note 1 to the consolidated financial statements.

Critical Accounting Policy

The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans in established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which include a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimate net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Pocahontas Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Pocahontas Bancorp, Inc. (the "Company") and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of October 1, 2001.


Deloitte & Touche LLP


Little Rock, Arkansas
November 8, 2002

ITEM 8   FINANCIAL STATEMENTS

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                    2002             2001
ASSETS
Cash and due from banks:
  Interest bearing                                                              $      12,709    $  10,265,642
  Noninterest bearing                                                              34,293,889          880,157
                                                                                -------------    -------------
                                                                                   34,306,598       11,145,799
Cash surrender value of life insurance                                              6,883,493        6,589,293
Securities held-to-maturity, at amortized cost
  (fair value of $8,499,577 and $11,526,845 in 2002 and
  2001, respectively)                                                               8,123,832       11,500,879
Securities available-for-sale, at fair value (amortized cost of
  $114,921,234 and $63,122,537 in 2002 and 2001, respectively)                    117,340,818       64,974,115
Trading securities, at fair value                                                   1,464,458        3,175,274
Loans receivable, net                                                             396,141,853      348,990,322
Loans receivable, held for sale                                                    11,939,522          385,777
Accrued interest receivable                                                         4,362,821        4,860,860
Premises and equipment, net                                                        13,910,158       12,274,154
Federal Home Loan Bank stock                                                        2,125,500        3,786,500
Goodwill                                                                            8,847,572        7,665,461
Core deposit premiums                                                               9,084,027        6,257,469
Other assets                                                                        2,484,974        1,959,575
                                                                                -------------    -------------
TOTAL                                                                           $ 617,015,626    $ 483,565,478
                                                                                =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                      $ 520,031,702    $ 348,540,922
  Federal Home Loan Bank advances                                                  22,136,967       73,315,804
  Securities sold under agreements to repurchase                                            -          350,000
  Deferred compensation                                                             4,123,553        5,138,759
  Accrued expenses and other liabilities                                            6,330,406        4,400,383
                                                                                -------------    -------------
          Total liabilities                                                       552,622,628      431,745,868
TRUST PREFERRED SECURITIES                                                         16,900,383        7,231,058
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 8,000,000 shares authorized;
    7,492,353 and 6,969,688 shares issued and 4,376,295 and
    4,468,680 shares outstanding at 2002 and 2001, respectively                        74,923           69,696
  Additional paid-in capital                                                       56,342,563       51,201,140
  Unearned ESOP shares                                                               (671,130)      (1,441,804)
  Unearned RRP shares                                                                 (35,251)        (116,237)
  Accumulated other comprehensive income                                            1,596,925        1,222,042
  Retained earnings                                                                16,304,221       13,337,606
                                                                                -------------    -------------
                                                                                   73,612,251       64,272,443
  Less treasury stock at cost, 3,116,058 and 2,501,008 shares
    at 2002 and 2001, respectively                                                (26,119,636)     (19,683,891)
                                                                                -------------    -------------

           Total stockholders' equity                                              47,492,615       44,588,552
                                                                                -------------    -------------
TOTAL                                                                           $ 617,015,626    $ 483,565,478
                                                                                =============    =============

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                                  2002             2001              2000
INTEREST INCOME:
  Loans receivable                                           $ 26,664,444      $ 22,150,724     $ 17,671,439
  Securities:
    Taxable                                                     6,817,199         7,201,164       11,798,274
    Nontaxable                                                    625,532           539,749          457,757
                                                             ------------      ------------     ------------
            Total interest income                              34,107,175        29,891,637       29,927,470

INTEREST EXPENSE:
  Deposits                                                     13,964,221        13,416,283       10,350,181
  Borrowed funds                                                3,236,011         5,683,153        9,373,916
                                                             ------------      ------------     ------------
            Total interest expense                             17,200,232        19,099,436       19,724,097
                                                             ------------      ------------     ------------

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                              16,906,943        10,792,201       10,203,373
PROVISION FOR LOAN LOSSES                                         900,000           200,000          120,000
                                                             ------------      ------------     ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                              16,006,943        10,592,201       10,083,373

NON-INTEREST INCOME:
  Dividends on FHLB stock                                         114,914           272,811          657,457
  Fees and service charges                                      3,482,084         1,987,978        1,617,073
  Trading gains (losses)                                         (381,528)          358,519          130,031
  Gain on sales of loans                                        1,002,501           423,845            7,800
  Gain on sales of investment securities, net                     555,497           380,009          447,563
  Other                                                           524,457           238,773          242,017
                                                             ------------      ------------     ------------
            Total non-interest income, net                      5,297,925         3,661,935        3,101,941

NON-INTEREST EXPENSES:
  Compensation and benefits                                     8,200,671         8,102,419        4,383,217
  Occupancy and equipment                                       2,419,280         1,278,463          996,156
  Data processing                                                 596,402           457,677          406,865
  Advertising                                                     588,215           450,396          483,289
  Professional fees                                               533,494           406,201          382,171
  Office supplies                                                 449,137           214,222          108,092
  Other                                                         2,094,983         1,553,327        1,341,043
                                                             ------------      ------------     ------------
            Total non-interest expenses                        14,882,182        12,462,705        8,100,833
                                                             ------------      ------------     ------------
INCOME BEFORE INCOME TAXES                                      6,422,686         1,791,431        5,084,481

INCOME TAX PROVISION                                            2,187,692           382,520        1,632,852
                                                             ------------      ------------     ------------
NET INCOME                                                      4,234,994         1,408,911        3,451,629

                                                                     (Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------


                                                                    2002            2001             2000
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss) on securities arising
    during the year                                             $   741,511     $ 2,567,318      ($1,207,028)

  Reclassification adjustment for gains
    included in net income                                         (366,628)       (250,806)        (295,392)
                                                                -----------     -----------      -----------
              Other comprehensive income (loss)                     374,883       2,316,512       (1,502,420)
                                                                -----------     -----------      -----------
COMPREHENSIVE INCOME                                            $ 4,609,877     $ 3,725,423      $ 1,949,209
                                                                ===========     ===========      ===========

EARNINGS PER SHARE:
  Basic earnings per share                                      $      0.96     $      0.33      $      0.67
                                                                ===========     ===========      ===========
  Diluted earnings per share                                    $      0.96     $      0.33      $      0.67
                                                                ===========     ===========      ===========
  Dividends per share                                           $      0.29     $      0.26      $      0.25
                                                                ===========     ===========      ===========

                                                                     (Concluded)

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Accumulated
                                                   Common Stock         Additional     Unearned     Unearned       Other
                                             ------------------------
                                                                         Paid-In         ESOP         RRP      Comprehensive
                                                 Shares      Amount      Capital        Shares       Shares    Income (Loss)
BALANCE, SEPTEMBER 30, 1999                    6,946,822  $  69,468    $51,439,643   $(2,443,525)  $(524,476)  $   407,950
 Repayment of ESOP loan and related
   decrease in share value                                                (153,416)      411,304
 Options exercised                                 8,543         85         21,168
 RRP shares earned                                                                                   246,816
 Net change in unrealized loss on
   available-for-sale securities, net of tax                                                                    (1,502,420)
 Treasury stock purchased
 Net income
 Dividends
                                              ----------  ---------    -----------   -----------   ---------   -----------
 BALANCE, SEPTEMBER 30, 2000                   6,955,365     69,553     51,307,395    (2,032,221)   (277,660)   (1,094,470)
 Repayment of ESOP loan and related
   decrease in share value                                                (141,700)      590,417
 Options exercised                                14,323        143         35,445
 RRP shares earned                                                                                   161,423
 Net change in unrealized gain on
   available-for-sale securities, net of tax                                                                     2,316,512
 Net income
 Dividends
                                              ----------  ---------    -----------   -----------   ---------   -----------
 BALANCE, SEPTEMBER 30, 2001                   6,969,688     69,696     51,201,140    (1,441,804)   (116,237)    1,222,042
 Repayment of ESOP loan and related
   decrease in share value                                                               770,674
 Options exercised                                80,000        800        719,200
 Shares issued related to acquisition            442,665      4,427      4,422,223
 RRP shares earned                                                                                    80,986
 Net change in unrealized gain on
   available-for-sale securities, net of tax                                                                       374,883
 Treasury stock purchased
 Net income
 Dividends
                                              ----------  ---------    -----------   -----------   ---------   -----------
 BALANCE, SEPTEMBER 30, 2002                   7,492,353  $  74,923    $56,342,563   $  (671,130)  $ (35,251)  $ 1,596,925
                                              ==========  =========    ===========   ===========   =========   ===========

-------------------------------------------------------------------------------------------------------

                                                                 Treasury Stock            Total
                                                          ----------------------------
                                               Retained                                 Stockholders'
                                               Earnings       Shares        Amount         Equity
BALANCE, SEPTEMBER 30, 1999                  $10,965,600    1,428,208   $(11,882,222)   $48,032,438
 Repayment of ESOP loan and related
   decrease in share value                                                                  257,888
 Options exercised                                                                           21,253
 RRP shares earned                                                                          246,816
 Net change in unrealized loss on
   available-for-sale securities, net of tax                                             (1,502,420)
 Treasury stock purchased                                   1,072,800     (7,801,669)    (7,801,669)
 Net income                                    3,451,629                                  3,451,629
 Dividends                                    (1,327,605)                                (1,327,605)
                                             -----------   ----------   ------------    -----------
 BALANCE, SEPTEMBER 30, 2000                  13,089,624    2,501,008    (19,683,891)    41,378,330
 Repayment of ESOP loan and related
   decrease in share value                                                                  448,717
 Options exercised                                                                           35,588
 RRP shares earned                                                                          161,423
 Net change in unrealized gain on
   available-for-sale securities, net of tax                                              2,316,512
 Net income                                    1,408,911                                  1,408,911
 Dividends                                    (1,160,929)                                (1,160,929)
                                             -----------   ----------   ------------    -----------
 BALANCE, SEPTEMBER 30, 2001                  13,337,606    2,501,008    (19,683,891)    44,588,552
 Repayment of ESOP loan and related
   decrease in share value                                                                  770,674
 Options exercised                                                                          720,000
 Shares issued related to acquisition                                                     4,426,650
 RRP shares earned                                                                           80,986
 Net change in unrealized gain on
   available-for-sale securities, net of tax                                                374,883
 Treasury stock purchased                                     615,050     (6,435,745)    (6,435,745)
 Net income                                    4,234,994                                  4,234,994
 Dividends                                    (1,268,379)                                (1,268,379)
                                             -----------   ----------   ------------    -----------
 BALANCE, SEPTEMBER 30, 2002                 $16,304,221    3,116,058   $(26,119,636)   $47,492,615
                                             ===========   ==========   ============    ===========


See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                                                2002            2001              2000
OPERATING ACTIVITIES:
  Net income                                                               $  4,234,994     $ 1,408,911        $  3,451,629
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Provision for loan losses                                                   900,000         200,000             120,000
    Depreciation of premises and equipment                                    1,012,490         599,326             478,937
    Deferred income tax benefit                                                 (45,222)       (925,321)           (107,635)
    Amortization of deferred loan fees                                         (133,537)        (74,982)            (56,746)
    Amortization of premiums and discounts, net                                (308,050)       (408,253)           (266,428)
    Amortization of core deposit premium                                        839,639         428,124             286,056
    Amortization of goodwill                                                          -          63,857                   -
    Adjustment of ESOP shares and release of
      shares under recognition and retention plan                               851,660         610,140             504,704
    Net gains on sales of loans                                              (1,002,501)       (423,845)             (7,800)
    Net gains on sales of investment securities                                (555,497)       (380,009)           (447,563)
    Increase in cash surrender value of life
      insurance policies                                                       (294,200)       (193,488)           (193,488)
    Increase in loans receivable, held for sale                             (11,553,745)              -                   -
    Changes in operating assets and liabilities, net of
      effects of acquired companies:
         Trading securities                                                   1,710,816      (2,048,562)            302,484
         Accrued interest receivable                                          1,360,461         399,724             (86,512)
         Other assets                                                        (1,223,706)        864,621          (2,499,964)
         Deferred compensation                                               (1,015,206)      1,900,667            (119,798)
         Accrued expenses and other liabilities                                 781,750         849,029          (1,518,149)
                                                                           ------------     -----------        ------------
            Net cash provided (used) by operating activities                 (4,439,854)      2,869,939            (160,273)

INVESTING ACTIVITIES:
  Acquisition of Walden/Smith Financial Group, Inc., net of cash acquired      (372,866)    (15,385,654)                  -
  Acquisition of Southern Mortgage Corporation, net of cash acquired           (849,049)              -                   -
  Acquisition of Peoples Bank of Imboden, net of cash acquired                1,223,629               -                   -
  Cash acquired from acquisition of North Arkansas Bancshares, Inc.           2,925,033               -                   -
  Purchases of investment securities available-for-sale                    (116,841,893)     (9,338,050)         (8,000,000)
  Proceeds from sale of securities available-for-sale                        43,693,096      49,818,508          97,041,274
  Proceeds from maturities, calls and principal
    prepayment of investment securities                                      44,592,767      30,179,578          13,646,889
  Decrease (increase) in loans, net                                             632,559      (3,967,258)        (16,125,559)
  Proceeds from sale of loans                                                28,468,899      19,686,272                   -
  Proceeds from sale of REO                                                     775,800               -                   -
  Purchases of premises and equipment                                        (2,144,071)     (2,106,836)           (240,629)
                                                                           ------------     -----------        ------------
            Net cash provided by investing activities                         2,103,904      68,886,560          86,321,975

                                                                     (Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                              2002              2001               2000
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits other
    than in acquisitions                                 $   79,609,766    $  (30,521,001)  $    23,080,716
  Federal Home Loan Bank advances                           943,128,600     1,448,426,334     3,006,964,100
  Repayment of Federal Home Loan Bank
    advances                                               (999,557,993)   (1,496,538,197)   (3,102,079,100)
  Net decrease in repurchase agreements                        (350,000)       (1,025,000)         (700,000)
  Proceeds from issuance of trust preferred
    securities, net of issuance costs                         9,650,500         7,231,058                 -
  Exercise of stock options                                     720,000            35,588            21,253
  Purchase of treasury shares                                (6,435,745)                -        (7,801,669)
  Dividends paid                                             (1,268,379)       (1,160,929)       (1,327,605)
                                                         --------------    --------------   ---------------

      Net cash provided (used) by
       financing activities                                  25,496,749       (73,552,147)      (81,842,305)

NET INCREASE (DECREASE) IN CASH
  AND DUE FROM BANKS                                         23,160,799        (1,795,648)        4,319,397

CASH AND DUE FROM BANKS,
  BEGINNING OF YEAR                                          11,145,799        12,941,447         8,622,050
                                                         --------------    --------------   ---------------
CASH AND DUE FROM BANKS,
  END OF YEAR                                            $   34,306,598    $   11,145,799   $    12,941,447
                                                         ==============    ==============   ===============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                             $   15,655,380    $   18,231,042   $    20,123,108
                                                         ==============    ==============   ===============

    Income taxes                                         $    2,489,843    $      662,442   $     2,274,076
                                                         ==============    ==============   ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Transfers from loans to real estate acquired,
    or deemed acquired, through foreclosure              $    2,311,641    $    1,607,364   $       947,756
                                                         ==============    ==============   ===============

  Loans originated to finance the sale of real
    estate acquired through foreclosure                  $    1,471,369    $      805,846   $       505,147
                                                         ==============    ==============   ===============

  Issuance of common stock for acquisition               $    4,426,650
                                                         ==============

                                                                     (Concluded)
See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Pocahontas Bancorp, Inc. ("Bancorp"), its wholly owned subsidiaries, First Community Bank (the "Bank"), Pocahontas Capital Trust I and II (the "Trusts"), which are business trusts established to facilitate the issuance of the trust preferred securities; as well as the Bank's subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Bank operates 23 branches in northern and eastern Arkansas as a federally chartered savings and loan.

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

     Securities Trading - Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

     Securities Held-to-Maturity - Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in income using the level-yield method over the assets' remaining lives and adjusted for anticipated prepayments. Should other than a temporary decline in the fair value of a security occurs, the carrying value of such security would be written down to current market value by a charge to operations. As of September 30, 2002, no securities were determined to have other than a temporary decline in fair value below cost.

     Securities Available-for-Sale - Available-for-sale securities consist of bonds, notes and debentures. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in a write-down of the individual security to its fair value. The related write-down would be included in earnings as a realized loss. As of September 30, 2002, no securities were determined to have other than a temporary decline in fair value below cost.

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

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet contractual principal or interest obligations or where interest or principal is 90 days or more past due. When a loan is placed on nonaccrual status, accrual of interest ceases and, in general, uncollected past due interest (including interest applicable to prior reporting periods, if any) is reversed and charged against current income. Therefore, interest income is not recognized unless the financial condition or payment record of the borrower warrants the recognition of interest income. Interest on loans that have been restructured is generally accrued according to the renegotiated terms.

Loans Receivable, Held for Sale - Loans receivable, held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the unpaid principal balance of loans sold, adjusted for unamortized discount points and fees collected from borrowers, deferred origination costs and amounts allocated to retained servicing rights.

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

Goodwill - On October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Statement required the Company to discontinue the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair value as necessary. During the year ended September 30, 2001, goodwill was amortized on a straight-line basis over 20 years. Amortization expense was $63,857 for the year ended September 30, 2001.

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

Stock Compensation - The Company applies the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its stock option plans. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

     Recently Adopted Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. The Statement discontinues the use of the pooling of interest method of accounting for business combinations and is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on October 1, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's consolidated financial statements.

     Recently Issued Accounting Standards - In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the results of operations or financial condition of the Company.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under SFAS No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002, and are not expected to have a material impact on the results of operations or financial condition of the Company.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142 and will be evaluated for impairment on an annual basis instead of being amortized. The Company, which owns intangible assets of this nature, will adopt this Statement as of October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material impact on the results of operations or financial condition of the Company.

     Reclassifications - Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

2.   ACQUISITIONS

     On May 15, 2001, the Company completed its acquisition of Walden/Smith Financial Group, Inc. ("Walden") and its wholly-owned bank subsidiary, First Community Bank. As part of the acquisition, Walden's stockholders received an aggregate of $27.4 million in cash for all of the issued and outstanding common stock of Walden. The transaction was accounted for using the purchase method. Goodwill of approximately $7.7 million and core deposit premium intangible asset of approximately $4.5 million was recorded related to the acquisition. The core deposit intangible asset is estimated to have a useful life of 10 years.

     In connection with the acquisition, the Company's savings association subsidiary, Pocahontas Federal Savings and Loan Association, changed its name to First Community Bank. In addition, the Company moved its corporate headquarters to Jonesboro, Arkansas.

     On October 1, 2001, Pocahontas Bancorp, Inc. purchased Southern Mortgage Corporation, a mortgage company based in Tulsa, Oklahoma, for cash of $0.9 million. Goodwill of approximately $0.8 million was recorded related to the acquisition.

     On May 31, 2002, the Company completed its acquisition of Peoples Bank of Imboden, an Arkansas bank based in Imboden, Arkansas, for cash of $8.4 million. Peoples Bank of Imboden had $71.6 million in assets as of May 31, 2002. Peoples Bank of Imboden operated four branches in Lawrence County, Arkansas. A core deposit intangible asset of $2.5 million and no goodwill was recognized related to the acquisition. The core deposit intangible asset is estimated to have useful life of 10 years.

     On June 18, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc., the holding company for Newport Federal Savings Bank, in a merger valued at $4.3 million or $15.00 per share. In the transaction, Pocahontas Bancorp issued 442,665 shares of stock to the stockholders of North Arkansas Bancshares at an exchange ratio of 1.5150 Company shares for each North Arkansas Bancshares share. Newport Federal Savings Bank had assets of $37.0 million as of June 18, 2002. A core deposit intangible asset of $0.6 million and no goodwill was recognized related to the acquisition. The core deposit intangible asset is estimated to have a useful life of 10 years.

     The following unaudited pro forma information is being provided for the business acquisitions made during the year ended September 30, 2002, as though the Company made the acquisitions at the beginning of the year ended September 30:

                                                 2002             2001

                                       (in thousands, except earnings per share)

     Net interest income                      $  19,703        $  14,280

     Income before income taxes                   6,095            3,251

     Net income                                   3,505            2,402

     Basic earnings per share                 $    0.80        $    0.56

     Diluted earnings per share               $    0.79        $    0.56

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

     The carrying amounts and estimated fair values of financial instruments at September 30, 2002 and 2001, were as follows (items which are not financial instruments are not included):

                                                           2002                            2001
                                                 Carrying        Estimated       Carrying         Estimated
                                                  Amounts        Fair Value       Amounts         Fair Value
       Financial assets and liabilities:
         Cash and due from banks               $  34,306,598   $  34,306,598   $  11,145,799    $  11,145,799
         Cash surrender value of
           life insurance                          6,883,493       6,883,493       6,589,293        6,589,293
         Securities held-to-maturity               8,123,832       8,499,577      11,500,879       11,526,845
         Securities available-for sale           117,340,818     117,340,818      64,974,115       64,974,115
         Trading securities                        1,464,458       1,464,458       3,175,274        3,175,274
         Loans receivable, net                   396,141,853     405,906,000     349,376,099      349,233,000
         Loans receivable, held for sale          11,939,522      12,432,000               -                -
         Accrued interest receivable               4,362,821       4,362,821       4,860,860        4,860,860
         Federal Home Loan Bank stock              2,125,500       2,125,500       3,786,500        3,786,500
         Demand and savings deposits             187,624,693     187,624,693     115,259,333      115,259,333
         Time deposits                           332,407,009     336,167,000     233,281,589      232,624,000
         Federal Home Loan Bank
           advances                               22,136,967      23,459,000      73,315,804       73,315,804
         Securities sold under
           agreements to repurchase                        -               -         350,000          350,000
         Commitments                                       -               -               -                -

     For purposes of the above disclosures of estimated fair value, the following assumptions were used. The estimated fair value for cash and due from banks, cash surrender value of life insurance, accrued interest receivable, and Federal Home Loan Bank ("FHLB") stock is considered to approximate cost. The estimated fair values for securities are based on quoted market values for the individual securities or for equivalent securities. The fair value for loans is estimated by discounting the future cash flows using the current rates the Company would charge for similar such loans at the applicable date. The estimated fair value for demand and savings deposits is based on the amount for which they could be settled on demand. The estimated fair values for time deposits, FHLB advances and securities sold under agreements to repurchase are based on estimates of the rate the Company would pay on such deposits and borrowed funds at the applicable date, applied for the time period until maturity. The estimated fair values for other financial instruments approximate cost and are not considered significant to this presentation. Commitments are generally made at prevailing interest rates at the time of funding and therefore, there is no difference between the contract amount and fair value.

4.  INVESTMENT SECURITIES

     The amortized cost and estimated fair values of securities at September 30 are as follows:

                                                                     2002
                                                             Gross        Gross       Estimated
                                              Amortized    Unrealized   Unrealized       Fair
             Held-to-Maturity                    Cost        Gains        Losses        Value
     Municipal bonds                        $  8,123,832   $  375,745   $        -   $  8,499,577
          Total                             ------------   ----------   ----------   ------------
                                            $  8,123,832   $  375,745   $        -   $  8,499,577
                                            ============   ==========   ==========   ============

                                                               2002
                                                       Gross           Gross         Estimated
                                    Amortized        Unrealized      Unrealized        Fair
     Available-for-sale               Cost             Gains           Losses          Value
U.S. Government agencies          $   3,450,000     $   198,406     $         -    $  3,648,406
Mortgage backed securities          102,697,968       2,165,764          28,273     104,835,459
Municipal bonds                       4,878,052         169,854           5,332       5,042,574
Corporate bonds                       3,895,214               -          80,835       3,814,379
                                  -------------     -----------     -----------    ------------

              Total               $ 114,921,234     $ 2,534,024     $   114,440    $117,340,818
                                  =============     ===========     ===========    ============

                                                                2001
                                                       Gross            Gross        Estimated
                                    Amortized        Unrealized      Unrealized        Fair
         Held-to-maturity             Cost              Gains          Losses          Value
Municipal bonds                   $   9,487,265     $   157,544     $   148,269    $  9,496,540
Corporate bonds                       2,013,614          16,691               -       2,030,305
                                  -------------     -----------     -----------    ------------

              Total               $  11,500,879     $   174,235     $   148,269    $ 11,526,845
                                  =============     ===========     ===========    ============

                                                               2001
                                                        Gross           Gross        Estimated
                                    Amortized        Unrealized      Unrealized         Fair
        Available-for-sale            Cost              Gains           Losses          Value
U.S. Government agencies          $  15,427,193     $   327,056     $         -    $ 15,754,249
Mortgage backed securities           35,699,548       1,390,670               -      37,090,218
Municipal bonds                       2,980,824          71,367           2,543       3,049,648
Trust preferred securities            3,974,972          65,028               -       4,040,000
Equity preferred securities           5,040,000               -               -       5,040,000
                                  -------------     -----------     -----------    ------------
              Total               $  63,122,537     $ 1,854,121     $     2,543    $ 64,974,115
                                  =============     ===========     ===========    ============

The amortized cost and estimated fair value of debt securities at September 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Held-to-Maturity                Available-for-Sale
                                  -----------------------------    ----------------------------
                                                     Estimated                       Estimated
                                    Amortized          Fair          Amortized         Fair
                                       Cost            Value           Cost            Value
Due in one year or less           $      5,000       $    5,021    $     80,000    $     80,000
Due from one year to five years         50,000           50,178       4,816,836       4,753,083
Due from five years to ten years     2,020,408        2,184,195       2,199,101       2,339,645
Due after ten years                  6,048,424        6,260,183       5,127,329       5,332,631
Mortgage backed securities                   -                -     102,697,968     104,835,459
                                  ------------      -----------    ------------    ------------
            Total                 $  8,123,832      $ 8,499,577    $114,921,234    $117,340,818
                                  ============      ===========    ============    ============

      Securities with a carrying value and a fair value of $66,414,882 and $29,507,871 at September 30, 2002 and 2001, respectively, were pledged to collateralize public and trust deposits.

5.   LOANS RECEIVABLE

      Loans receivable at September 30 are summarized as follows:

                                                      2002             2001
        Real estate loans:
          Single-family residential             $  176,203,820    $ 175,976,974
          Multifamily residential                    1,194,390          825,600
          Agricultural                              17,342,162       14,385,767
          Commercial                                91,298,606       73,282,495
                                                --------------    -------------
                    Total real estate loans        286,038,978      264,470,836

        Other loans:
          Savings account loans                      6,808,067        5,165,816
          Commercial business                       64,549,555       65,722,144
          Other                                     46,482,679       17,551,593
                                                --------------    -------------

                    Total other loans              117,840,301       88,439,553
                                                --------------    -------------

                    Total loans receivable         403,879,279      352,910,389


        Less:
          Undisbursed loan proceeds                  4,242,669          416,130
          Unearned fees, net                           209,533          286,161
          Allowance for loan losses                  3,285,224        2,831,999
                                                --------------    -------------

                    Loans receivable, net       $  396,141,853    $ 349,376,099
                                                ==============    =============


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

6.   ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable at September 30 is summarized as follows:

                                             2002           2001
        Securities                      $     798,986    $   951,743
        Loans receivable                    3,563,835      3,909,117
                                        -------------    -----------

        TOTAL                           $   4,362,821    $ 4,860,860
                                        =============    ===========

7.  ALLOWANCE FOR LOAN AND FORECLOSED REAL ESTATE LOSSES

    Activity in the allowance for losses on loans and foreclosed real estate for the years ended September 30, 2002, 2001, and 2000 is as follows:

                                                                   Foreclosed
                                                      Loans        Real Estate
                                                  ------------    ------------

     BALANCE, SEPTEMBER 30, 1999                  $  1,643,339

       Provision for losses                            120,000
       Charge-offs, net of recoveries                  (74,590)
                                                  ------------
     BALANCE, SEPTEMBER 30, 2000                     1,688,749

       Provision for losses                            200,000    $    100,000
       Balance transferred at acquisition            1,594,506               -
       Charge-offs, net of recoveries                 (651,256)              -
                                                  ------------    -------------
     BALANCE, SEPTEMBER 30, 2001                     2,831,999         100,000

       Provision for losses                            900,000         165,000
       Balance transferred at acquisition              858,100
       Charge-offs, net of recoveries               (1,304,875)       (104,512)
                                                  ------------    ------------

     BALANCE, SEPTEMBER 30, 2002                  $  3,285,224    $    160,488
                                                  ============    ============

    Gross recoveries are not material.

8. PREMISES AND EQUIPMENT

    Premises and equipment at September 30 are summarized as follows:

                                                      2002             2001

     Cost:
       Land                                       $  2,163,919    $   1,483,490
       Buildings and improvements                   11,088,401       10,473,412
       Furniture, fixtures, and equipment            4,236,240        3,090,223
                                                  ------------    -------------
                                                    17,488,560       15,047,125
     Less accumulated depreciation                  (3,578,402)      (2,772,971)
                                                  ------------    -------------
     TOTAL                                        $ 13,910,158    $  12,274,154
                                                  ============    =============


9.   GOODWILL AND INTANGIBLE ASSETS

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

     The Company has completed a transitional impairment review to identify if there is an impairment to recorded goodwill using fair value methodology, which differs from an undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. There was no impairment loss resulting from the transitional impairment test as of October 1, 2001. As of March 31, 2002, the Company performed its annual impairment test and concluded there was no impairment to the book value of the Company's goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test as of March 31, 2003.

Had the Company been accounting for its goodwill under SFAS No, 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                                                                                     Year Ended
                                                                                    September 30
                                                                         --------------------------------
                                                                           2002         2001       2000
      (in thousands, except earnings per share amounts):
        Net income - as reported                                         $  4,235     $  1,409  $   3,452
        Add back:  Goodwill amortization, net of tax                                        42
                                                                         --------     --------  ---------
        Net income - adjusted                                            $  4,235     $  1,451  $   3,452
                                                                         ========     ========  =========

      Basic earnings per share:
        As reported                                                      $   0.96     $   0.33  $    0.67
        As adjusted                                                      $   0.96     $   0.34  $    0.67

      Diluted earnings per share:
        As reported                                                      $   0.96     $   0.33  $    0.67
        As adjusted                                                      $   0.96     $   0.34  $    0.67

Changes in the carrying amount of goodwill for the year ended September 30, 2002, were as follows:

      Balance as of October 1, 2000                                                             $        -

        Additions related to business acquisitions                                               7,729,318
        Amortization                                                                               (63,857)
                                                                                                ----------
      Balance as of September 30, 2001                                                           7,665,461

        Additions related to business acquisitions                                                 809,245
        Adjustment to Walden/Smith acquistion                                                      372,866
                                                                                                ----------
      Balance as of September 30, 2002                                                          $8,847,572
                                                                                                ==========

During the year ended September 30, 2002, the Company acquired approximately $3.7 million of core deposit intangible assets. As of September 30, 2002 the Company has total core deposit intangible assets of $9,084,027, net of accumulated amortization of approximately $1,974,000. Core deposit intangible assets are estimated to have a useful life of 10 years.

The Company has no identifiable intangible assets with indefinite useful lives.

     Total amortization expense for core deposit intangible assets was approximately $831,000, $513,000 and $286,000 for the years ended September 30, 2002, 2001 and 2000, respectively. Amortization expense for the net carrying amount of core deposit intangible assets at September 30, 2002 is estimated to be as follows:

           Year ended September 30, 2003                          $    1,105,843
           Year ended September 30, 2004                               1,105,843
           Year ended September 30, 2005                               1,105,843
           Year ended September 30, 2006                               1,105,843
           Year ended September 30, 2007                               1,105,843
           After September 30, 2007                                    3,554,812
                                                                  --------------

                       Total                                      $    9,084,027
                                                                  ==============


10.  DEPOSITS

      Deposits at September 30 are summarized as follows:

                                                                                             2002                2001
           Checking accounts, including noninterest-bearing deposits of
             $38,323,290 and $24,180,340 in 2002 and 2001, respectively                $  121,777,628      $   92,806,085
           Passbook savings                                                                65,847,065          22,453,248
           Certificates of deposit                                                        332,407,009         233,281,589
                                                                                       --------------      --------------

           TOTAL                                                                       $  520,031,702      $  348,540,922
                                                                                       ==============      ==============

     The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $83,217,466 and $31,757,753 at
     September 30, 2002 and 2001, respectively.

     At September 30, 2002, scheduled maturities of certificates of deposit are as follows:

           Years ending September 30:                                  Total

             2003                                                 $  247,153,992
             2004                                                     65,764,323
             2005                                                      5,676,141
             2006                                                      2,134,831
             2007                                                     11,677,722
                                                                  --------------

           TOTAL                                                  $  332,407,009
                                                                  ==============


     Interest expense on deposits for the years ended September 30, 2002, 2001, and 2000, is summarized as follows:

                                                        2002                    2001                2000
           Checking                              $    1,359,815          $      779,118         $ 1,008,497
           Passbook savings                           1,244,393                 606,777             397,124
           Certificates of deposit                   11,360,013              12,030,388           8,944,560
                                                 --------------          --------------         -----------

           TOTAL                                 $   13,964,221          $   13,416,283         $10,350,181
                                                 ==============          ==============         ===========

11.  FEDERAL HOME LOAN BANK ADVANCES

      The Company is required to purchase stock in the FHLB. Such stock may be redeemed at par but is not readily marketable. At September 30, 2002 and 2001, the Company had stock of $2,125,500 and $3,786,500, respectively. Pursuant to collateral agreements with the FHLB, advances are collateralized by all of the Company's stock in the FHLB and by 75% of qualifying single-family first mortgage loans with a carrying value at September 30, 2002 and 2001, of approximately $212,094,750 and $169,319,000, respectively. Advances at September 30, 2002 and 2001, have maturity dates as follows:

                                                                 2002                            2001
                                                    ------------------------------- ----------------------------
                                                     Weighted                        Weighted
                                                      Average                         Average
                                                       Rate          Amount            Rate           Amount
           September 30:
            2002                                                                      3.33%         $51,895,000
            2003                                       6.36%      $14,260,428         6.60%          14,400,000
            Greater than 5 years                       6.84%        7,876,539         6.78%           7,020,804
                                                                  -----------                       -----------

           TOTAL                                                  $22,136,967                       $73,315,804
                                                                  ===========                       ============

      Interest expense on FHLB advances was $1,782,432, $5,117,593, and $8,946,927 for the years ended September 30, 2002, 2001, and 2000, respectively. Interest rates on all FHLB advances are fixed as of September 30, 2002.

12.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase ("Repurchase Agreements") are as follows:

                                                                                         2001
           Balance outstanding at September 30                                      $    350,000

           Average balance during the year                                             1,598,333

           Average interest rate during the year                                            5.38%

           Maximum month-end balance during the year                                   2,650,000

           Investment securities underlying the agreements at year-end:
             Carrying value                                                            3,965,037
             Estimated market value                                                    3,965,037

      Interest expense on Repurchase Agreements was $99,206, and $108,293 for the years ended September 30, 2001 and 2000, respectively.


13.  TRUST PREFERRED SECURITIES

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

14.  DEFERRED COMPENSATION

      The Company has funded and unfunded deferred compensation agreements with a former executive and non-officer members of the Board of Directors. The plans limit the ability of the executive to compete with the Company and require that the directors continue to serve for a specified period of time. The amount of expense related to such plans for the years ended September 30, 2002, 2001, and 2000, was approximately $81,000, $340,000, and $277,000, respectively. During the year ended September 30, 2001, an additional expense of $900,730 was incurred related to the termination of the agreements with certain directors. During the year ended September 30, 2002, an additional expense of $133,000 was incurred related to the separation agreement with an officer. As of September 30, 2002, approximately $616,000 was payable under the remaining agreements.

      On March 2, 1999, the Company, the Bank and an executive entered into an Employment Separation Agreement and Release (the "Agreement"). The Agreement provides, among other things, for the payment by the Company to the executive of $2,750,000, in installments of not less than $150,000 annually, with the entire unpaid amount due upon the executive's death. Total payments under this agreement were expensed during the year ended September 30, 1999. The unpaid balance earns interest at the Federal Funds rate, as determined each month, compounded monthly, until distributed. The unpaid balance, including accrued interest, was $2,230,688 and $2,476,414 at September 30, 2002 and 2001, respectively. The Agreement provides that the executive will be entitled to an additional payout equal to $550,000 should there be a change in control of the Company or the Bank on or before April 30, 2003. Pursuant to the Agreement, the executive forfeited all shares of restricted stock awarded to him under the Company's current Recognition and Retention Plan and agreed to forego any additional benefits accruals or contributions under the Company's Restated Supplemental Executive Retirement Agreement. Pursuant to the Agreement, the executive's employment agreement was terminated (except for certain specified provisions) and no further payouts under the Employment Agreement are due to him.

      On June 13, 2001, the Company, the Bank, and an executive entered into an agreement to terminate his employment as President and Chief Executive Officer (the "Termination Agreement") effective September 30, 2001. The Termination Agreement provides, among other things, for the payment by the Company to the executive of $1,600,000, in installments of not less than $60,000 annually, with the entire unpaid amount due upon the executive's death. Total payments under this agreement were expensed during the year ended September 30, 2001. The unpaid balances earn interest at the Federal Funds rate, as determined each month, compounded monthly, until distributed. The unpaid balance, including accrued interest, was $1,276,973 and $1,600,000 at September 30, 2002 and 2001, respectively.
      Pursuant to the Termination Agreement, the parties agree that the stock options and common stock awarded to the executive under the stock option plans and the Recognition and Retention Plan shall continue to vest in accordance with the terms of such plans for so long as the executive maintains Continuous Service (as defined in the Termination Agreement) as an employee of the Company or the Bank. Pursuant to the Termination Agreement, the executive forgoes any additional benefit accruals or contributions under the Company's Restated Supplemental Executive Retirement Agreement.

15.  RETIREMENT PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

      The Bank has a defined contribution retirement plan. The plan covers all employees who have accumulated one year with 1,000 hours of service in each year. A flat percentage rate, selected by discretion of the Board of Directors is applied to the base salary of each eligible employee. The Company made no contributions to the plan for the years ended September 30, 2002, 2001, and 2000.

      The Bank established an Employee Stock Ownership Plan ("ESOP") on October 1, 1993. During 1994, the ESOP borrowed $523,250 which is collateralized by common stock of the Company and a guaranty of the Company. The note payable is guaranteed by the Company and was paid off during the year ended September 30, 1998. In connection with the second-step reorganization and offering on March 31, 1998, the Company established a new ESOP. During 1998, the ESOP borrowed approximately $2.9 million from the Company to purchase shares of Company stock. The loan is collateralized by the shares that were purchased with the proceeds of the loan. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP. The Company contributed $671,780, $573,627, and $514,858, respectively, to the ESOP in years ended September 30, 2002, 2001, and 2000.

      The Company also has a supplemental retirement plan for certain executive officers. The plan requires that a set amount be deposited into a trust each year until the executive officers reach 60 years of age. The amount of expense related to such plans was approximately $122,000, $220,000, and $220,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

16.  INCOME TAXES

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

      Income tax provision (benefit) for the years ended September 30 is summarized as follows:

                                        2002           2001             2000

          Current                  $  2,232,914    $  1,307,841    $  1,740,487
          Deferred                      (45,222)       (925,321)       (107,635)
                                   ------------    ------------    ------------
          TOTAL                    $  2,187,692    $    382,520    $  1,632,852
                                   ============    ============    ============

      The net deferred tax amount, which is included in other liabilities, consisted of the following:

                                                                                 2002               2001
   Deferred tax assets:
     Deferred compensation                                                   $  1,703,846       $  2,101,084
     Allowance for loan losses                                                  1,172,844            599,364
     Core deposit premium amortization                                            174,376            116,608
     Other                                                                        110,876             27,593
                                                                             ------------       ------------
             Total deferred tax assets                                          3,161,942          2,844,649

   Deferred tax liabilities:
     Acquired intangibles                                                      (2,582,573)        (2,296,511)
     Unrealized gain on available-for-sale securities                            (824,068)          (629,537)
     FHLB stock dividends                                                        (234,848)          (202,205)
     Other                                                                       (277,711)           (38,283)
                                                                             ------------       ------------
               Total deferred tax liabilities                                  (3,919,200)        (3,166,536)
                                                                             ------------       ------------
   Net deferred tax liability                                                $   (757,258)      $   (321,887)
                                                                             ============       ============

The income tax provision differed from the amounts computed by applying the federal income tax rates as a result of the following:

                                                   2002                     2001                 2000
                                          ------------------------ ----------------------  ---------------------
  Expected income tax expense                34.0%    $ 2,183,713      34.0 %   $ 609,087     34.0%  $ 1,728,724
  Exempt income                              (3.3)       (212,681)    (10.2)     (183,515)    (3.0)     (155,637)
  Cash surrender value of life
    insurance                                (1.1)        (67,541)        -             -        -             -
  State tax, net of federal benefit           2.7         172,033       1.8        32,624      7.1       363,357
  Change in estimate                            -               -      (4.8)      (85,849)    (0.2)      (10,208)
  Other                                       1.8         112,168       0.6        10,173     (6.0)     (293,384)
                                          -------     -----------  --------     ---------  -------   -----------
  TOTAL                                      34.1%    $ 2,187,692      21.4%    $ 382,520     31.9%  $ 1,632,852
                                          =======     ===========  ========     =========  =======   ===========

      The Company and the Bank provide for the recognition of a deferred tax asset or liability for the future tax consequences of differences in carrying amounts and tax bases of assets and liabilities. Specifically exempted from this provision are bad debt reserves for tax purposes of U.S. savings and loan associations in the association's base year, as defined. Base year reserves total approximately $2,979,000 at September 30, 2002. Consequently, a deferred tax liability of approximately $1,141,000 related to such reserves is not provided for in the statement of financial condition at September 30, 2002.

17.  REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). Management believes, as of September 30, 2002, that the Bank met all capital adequacy requirements to which it is subject.

      As of September 30, 2002 and 2001, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts (in thousands) and ratios are also presented in the table:

                                                                                                              Required
                                                                                                          To Be Categorized
                                                                                                                 As
                                                                                                          Well Capitalized
                                                                                         Required              Under
                                                                                        For Capital      Prompt Corrective
                                                                    Actual          Adequacy Purposes    Action Provisions
                                                            --------------------- --------------------- --------------------
                                                              Amount     Ratio      Amount     Ratio       Amount    Ratio
        As of September 30, 2002:

          Tangible capital to tangible assets                $ 38,132        6.40%  $  8,934    1.50%          N/A    N/A

          Core capital to adjusted tangible assets             38,132        6.40     23,823    4.00     $  29,779   5.00

          Total capital to risk weighted assets                41,337       10.74     30,786    8.00        38,482  10.00

          Tier I capital to risk weighted assets               38,132        9.91     15,393    4.00        23,089   6.00

        As of September 30, 2001:

          Tangible capital to tangible assets                $ 33,153        7.14%  $  6,968    1.50%          N/A    N/A

          Core capital to adjusted tangible assets             33,153        7.14     18,581    4.00     $  23,227   5.00

          Total capital to risk weighted assets                35,599       10.17     27,993    8.00        34,991  10.00

          Tier I capital to risk weighted assets               33,153        9.47     13,996    4.00        20,995   6.00

18.  RETAINED EARNINGS

      The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank's stockholder's equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. This requirement effectively limits the dividend paying ability of the Company in that the Company must maintain an investment in equity of the Bank sufficient to enable the Bank to meet its requirements as noted above. Required capital amounts are shown in Note 17 to the consolidated financial statements. Liquidation account balances are not maintained because of the cost of maintenance and the remote likelihood of complete liquidation. Additionally, the Bank is limited to distributions it may make to Bancorp without OTS approval if the distribution would cause the total distributions to exceed the Bank's net income for the year to date plus the Bank's net income (less distributions) for the preceding two years. Bancorp may use assets other than its investment in the Bank as a source of dividends.

19.  EARNINGS PER SHARE

                                                                       Year Ended September 30
                                                                   2002        2001          2000
        Basic EPS weighted average shares                       4,400,027    4,295,002    5,166,038
        Add dilutive effect of unexercised options                 28,897          791        6,713
                                                              -----------   ----------   ----------
                    Dilutive EPS weighted average shares        4,428,924    4,295,793    5,172,751
                                                              ===========   ==========   ==========

20.  COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company and subsidiaries.

21.  FINANCIAL INSTRUMENTS

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

      At September 30, 2002, the Company had the following outstanding commitments to extend credit:

         Undisbursed loans in process                            $    4,242,669
         Unfunded lines and letters of credit                        20,089,000
         Outstanding loan commitments                                11,709,032
                                                                 --------------

                     Total outstanding commitments               $   36,040,701
                                                                 ==============

      The Company has not incurred any losses on its commitments in any of the three years in the period ended September 30, 2002.

22.  RELATED PARTY TRANSACTIONS

      In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests total approximately $8,458,178, $8,085,688 and $1,542,073 at September 30, 2002, 2001, and 2000, respectively. The increase in the amount of loans outstanding to directors, officers, and their related business interests was a result of the appointment of new directors during the year ended September 30, 2001. During the year ended September 30, 2002, total principal additions were $6,089,855 and total principal payments were $5,717,365.

      Deposits from related parties held by the Company at September 30, 2002 and 2001, amounted to $3,035,226 and $4,530,282, respectively.

23.  RESTRICTED STOCK AWARD PROGRAMS AND STOCK OPTION PLANS

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

      1998 Stock Option Plan -

      The Company's stockholders adopted the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award any one or a combination of incentive stock options, non-statutory or compensatory stock options, limited rights, dividend equivalent rights and reload options, representing up to 357,075 shares of the Company's stock. The options will vest in equal amounts over five years beginning one year from the date of grant. Options granted vest immediately in the event of retirement, disability, or death and are generally exercisable for a three year period following such event. Outstanding stock options expire no later than 10 years from the date of grant. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share, the fair value of the stock on that date. The weighted average remaining contractual life of the options as of September 30, 2002, is 6.1 years.

      A summary of the activity of the Company's 1998 Stock Option Plan is as follows:

                                                                             Weighted
                                                                             Average
                                                                             Exercise
                                                              Shares          Price
      Outstanding at September 30, 1999                       350,000     $     9.00
      Granted                                                       -
      Exercised                                                     -
      Forfeited                                                     -
                                                        -------------
      Outstanding at September 30, 2000                       350,000     $     9.00
      Granted                                                       -
      Exercised                                                     -
      Forfeited                                                     -
                                                        -------------
      Outstanding at September 30, 2001                       350,000     $     9.00
      Granted                                                       -
      Exercised                                               (80,000)
      Forfeited                                                     -
                                                        -------------
      Outstanding at September 30, 2002                       270,000     $     9.00
                                                        =============

      Options exercisable at September 30, 2000                70,000     $     9.00
                                                        =============
      Options exercisable at September 30, 2001               197,600     $     9.00
                                                        =============
      Options exercisable at September 30, 2002               248,400     $     9.00
                                                        =============

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

                                                         Year Ended September 30
                                                 ---------------------------------------
                                                     2002       2001       2000
        Net income (in thousands):
          As reported                            $   4,235  $   1,409  $   3,452
          Pro forma                                  4,127        999      3,180
        Earnings per share:
          Basic - as reported                         0.96       0.33       0.67
          Basic - pro forma                           0.94       0.23       0.62
          Diluted - as reported                       0.96       0.33       0.67
          Diluted - pro forma                         0.93       0.23       0.62

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

      Compensation expense is being recognized based on the fair market value of the shares on the grant date of $9.00 over the vesting period. The shares will vest equally over a five year period with the first vesting date of January 3, 2000. Shares granted will be vested immediately in the event of disability or death. Approximately $81,000, $161,000 and $247,000 in compensation expense was recognized during the years ended September 30, 2002, 2001 and 2000, respectively.

24.  OTHER COMPREHENSIVE INCOME

                                                                        Year Ended September 30, 2002
                                                               -----------------------------------------------
                                                                Before Tax      Tax Expense       Net-of-Tax
                                                                  Amount         (Benefit)          Amount
      UNREALIZED GAINS (LOSSES)
        ON SECURITIES:
        Unrealized holding gain (loss) on securities
          arising during period                                $  1,123,502    $   (381,991)    $      741,511
        Less reclassification adjustment for
          (gains) losses included in net income                    (555,497)        188,869           (366,628)
                                                               ------------    ------------     --------------

                  Other comprehensive income (loss)            $    568,005    $   (193,122)    $      374,883
                                                               ============    ============     ==============

                                                                           Year Ended September 30, 2001
                                                               -----------------------------------------------
                                                                Before Tax      Tax Expense       Net-of-Tax
                                                                  Amount         (Benefit)          Amount
      UNREALIZED GAINS (LOSSES)
        ON SECURITIES:
        Unrealized holding gain (loss) on securities
          arising during period                                $  3,889,876    $ (1,322,558)    $    2,567,318
        Less reclassification adjustment for
          (gains) losses included in net income                    (380,009)        129,203           (250,806)
                                                               ------------    ------------     --------------

                  Other comprehensive income (loss)            $  3,509,867    $ (1,193,355)    $    2,316,512
                                                               ============    ============     ==============

                                                                        Year Ended September 30, 2000
                                                            -------------------------------------------------
                                                               Before Tax        Tax Expense      Net-of-Tax
                                                                 Amount           (Benefit)         Amount
      UNREALIZED GAINS (LOSSES)
        ON SECURITIES:
        Unrealized holding gain (loss) on securities
         arising during period                              $  (1,828,831)      $  621,803     $  (1,207,028)
        Less reclassification adjustment for
         (gains) losses included in net income                   (447,563)         152,171          (295,392)
                                                            -------------       ----------     -------------
              Other comprehensive income (loss)             $  (2,276,394)      $  773,974     $  (1,502,420)
                                                            =============       ==========     =============

25.  SUBSEQUENT EVENTS

      On July 23, 2002, the Company entered into an agreement with Bank of England for the Company to sell its two branches in Carlisle and England, Arkansas to the Bank of England. The sale of the branches resulted from management's decision to concentrate in the Bank's primary market area. The sale was finalized on October 11, 2002, with the Company recognizing a gain of approximately $0.5 million.

26.  ACQUISITION (UNAUDITED)

      On November 27, 2002, the Company signed a definitive merger agreement pursuant to which the Company will acquire Marked Tree Bancshares, Inc. in a stock transaction valued at approximately $2.8 million. Marked Tree Bancshares, Inc. had total assets of $30.0 million at June 30, 2002. The merger transaction is subject to the approval of the stockholders of Marked Tree Bancshares, Inc. and receipt of required regulatory approvals. Subject to those contingencies, it is expected that the transaction will be consummated during the quarter ended March 31, 2003. The Board of Directors of each company has unanimously approved the transaction. Upon completion of the transaction, the Company will have approximately $647 million in assets and will have a total of 22 offices in Northeast Arkansas.

      The transaction is structured as a tax free reorganization whereby Marked Tree Bancshares stockholders will receive the Company's common stock based on the stated book value per share of Marked Tree Bancshares divided by the stated book value per share of the Company, calculated as of the last calendar quarter end prior to closing, subject to adjustment based on changes in the trading price of the Company's common stock.

27.  PARENT COMPANY ONLY FINANCIAL INFORMATION

      The following condensed statements of financial condition as of September 30, 2002 and 2001, and condensed statements of income and cash flows for the years ended September 30, 2002 and 2001, for Pocahontas Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

      POCAHONTAS BANCORP, INC.
      (PARENT COMPANY ONLY)

      CONDENSED STATEMENTS OF FINANCIAL CONDITION
      SEPTEMBER 30, 2002 AND 2001

                                                                                   2002               2001
        ASSETS
        Deposit in Bank                                                        $   6,426,458      $   2,317,583
        Investment in Bank                                                        58,181,507         48,392,301
        Loan receivable                                                            1,373,202          2,000,068
        Investment securities                                                      1,464,458          3,175,274
        Other assets                                                               1,522,736            878,842
                                                                               -------------      -------------
        TOTAL ASSETS                                                           $  68,968,361      $  56,764,068
                                                                               =============      =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

        Accrued expenses and other liabilities                                 $   1,067,701      $     335,253
        Deferred compensation                                                      3,507,662          4,609,205
        Trust preferred securities                                                16,900,383          7,231,058
        Stockholders' equity                                                      47,492,615         44,588,552
                                                                               -------------      -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  68,968,361      $  56,764,068
                                                                               =============      =============

        CONDENSED STATEMENTS OF INCOME
        YEARS ENDED SEPTEMBER 30, 2002 AND 2001

        INCOME:
          Interest and dividend income                                         $           -      $     593,573

        EXPENSES:
          Operating expenses                                                       2,074,228          3,907,547
                                                                               -------------      -------------

        LOSS BEFORE INCOME TAXES AND EQUITY IN
          IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                            (2,074,228)        (3,313,974)

        INCOME TAX BENEFIT                                                           811,104          1,128,956
                                                                               -------------      -------------

        LOSS BEFORE EQUITY IN UNDISTRIBUTED
          EARNINGS OF BANK SUBSIDIARY                                             (1,263,124)        (2,185,018)

        EQUITY IN UNDISTRIBUTED EARNINGS OF BANK
          SUBSIDIARY                                                               5,498,118          3,593,929
                                                                               -------------      -------------
        NET INCOME                                                             $   4,234,994      $   1,408,911
                                                                               =============      =============

POCAHONTAS BANCORP, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                               2002           2001
   OPERATING ACTIVITIES:
     Net income                                                            $ 4,234,994    $ 1,408,911
     Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
       Equity in undistributed earnings of Bank subsidiary                  (5,498,118)    (3,593,929)
       Amortization                                                             18,825              -
       Stock compensation                                                      851,660        610,140
       Changes in operating assets and liabilities:
         Investment securities                                               1,710,816     (2,048,562)
         Loan receivable                                                       626,866        443,457
         Other assets                                                         (643,894)     1,266,430
         Accrued expenses and other liabilities                                732,448     (1,851,735)
         Deferred compensation                                              (1,101,543)     1,963,391
                                                                           -----------    -----------

               Net cash provided (used) by operating activities                932,054     (1,801,897)

   INVESTING ACTIVITIES:
     Distribution to subsidiary                                                      -     (6,000,000)
     Cash acquired from acquisition of North Arkansas Bancshares, Inc.         510,445              -
                                                                           -----------    -----------

               Net cash provided (used) by investing activities                510,445     (6,000,000)

   FINANCING ACTIVITIES:
     Options exercised                                                         720,000         35,588
     Dividends paid                                                         (1,268,379)    (1,160,929)
     Proceeds from issuance of trust preferred securities, net of
      issuance costs                                                         9,650,500      7,231,058
     Purchase of treasury stock                                             (6,435,745)             -
                                                                           -----------    -----------

               Net cash provided by financing activities                     2,666,376      6,105,717
                                                                           -----------    -----------

   NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                                               4,108,875     (1,696,180)

   CASH AND CASH EQUIVALENTS:
     Beginning of year                                                       2,317,583      4,013,763
                                                                           -----------    -----------

     End of year                                                           $ 6,426,458    $ 2,317,583
                                                                           ===========    ===========

28.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following tables represent summarized data for each of the four quarters in the years ended September 30, 2002 and 2001:

                                                                    2002
                                                    (in thousands, except per share data)

                                                Fourth       Third       Second         First
                                                Quarter     Quarter      Quarter       Quarter
  Interest income                               $9,634      $8,674       $7,780        $8,019
  Interest expense                               4,835       4,215        3,966         4,183
                                                ------      ------       ------        ------
  Net interest income                            4,799       4,459        3,814         3,836
  Provision for loan losses                        500         200          100           100
                                                ------      ------       ------        ------
  Net interest income after
    provision for loan losses                    4,299       4,259        3,714         3,736
  Non-interest income                            1,396       1,484        1,258         1,159
  Non-interest expense                           4,033       3,821        3,680         3,348
                                                ------      ------       ------        ------
  Income before income taxes                     1,662       1,922        1,292         1,547
  Income tax expense                               570         650          439           529
                                                ------      ------       ------        ------

  Net income                                    $1,092      $1,272       $  853        $1,018
                                                ======      ======       ======        ======
  Basic earnings per share                      $ 0.25      $ 0.29       $ 0.19        $ 0.23
  Diluted earnings per share                    $ 0.25      $ 0.29       $ 0.19        $ 0.23
  Cash dividends declared per
    common share                                $0.075      $0.070       $0.070        $0.070

                                                                  2001
                                                    (in thousands, except per share data)

                                                Fourth      Third       Second         First
                                                Quarter    Quarter      Quarter       Quarter
  Interest income                               $8,528     $ 7,435      $ 6,872       $ 7,056
  Interest expense                               4,967       4,772        4,459         4,901
                                                ------     -------      -------       -------

                                                 3,561       2,663        2,413         2,155
  Net interest income
  Provision for loan losses                        200           -            -             -
                                                ------     -------      -------       -------
  Net interest income after
    provision for loan losses                    3,361       2,663        2,413         2,155
  Non-interest income                              755       1,172        1,061           674
  Non-interest expense                           3,109       5,272        2,096         1,986
                                                ------     -------      -------       -------

  Income before income taxes                     1,007      (1,437)       1,378           843
  Income tax expense                               115        (473)         550           190
                                                ------     -------      -------       -------

  Net income                                    $  892     $  (964)     $   828       $   653
                                                ======     =======      =======       =======
  Basic earnings per share                      $ 0.21     $  0.22      $  0.19       $  0.15

  Diluted earnings per share                    $ 0.21     $  0.22      $  0.19       $  0.15

  Cash dividends declared per
    common share                                $0.065     $ 0.065      $ 0.065       $ 0.065

                                   * * * * * *

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10   DIRECTORS AND OFFICERS OF THE REGISTRANT

     The table below sets forth certain information, as of September 30, 2002, regarding members of the Company's Board of Directors, including the terms of office of Board members.

                                                                                               Shares of
                                                                                             Common Stock
                                           Positions                                         Beneficially
                                          Held in the         Served       Current Term        Owned on         Percent
 Name (1)                        Age        Company          Since (2)      to Expire       Record Date (3)    Of Class
---------                        ---        -------          ---------      ---------      ---------------     --------
Directors Continuing in Office
------------------------------
James A. Edington                52       Director             1994            2005             251,770           5.8%

Robert Rainwater                 67       Director             1981            2005              48,924           1.1%

A.J. Baltz, JR                   75       Director             2001            2004             197,252           4.6%

Dwayne Powell                    38       President, CEO       2000            2004             189,000           4.4%
                                          And Director

N. Ray Campbell                  52       Director             1992            2004              60,699           1.4%

Nominees
--------

Ralph P. Baltz                   55       Chairman             1986            2003             196,894           4.6%

Marcus Van Camp                  54       Director             1990            2003              48,752           1.1%

----------------------------
(1) The mailing address for each person listed is 1700 East Highland Drive, Jonesboro, AR 72401. Each of the persons listed is also a director of First Community Bank (the "Bank"), the Company's wholly owned subsidiary.
(2) Reflects initial appointment to the Board of Directors of the Bank's mutual predecessor.
(3) See definition of "beneficial ownership" in the table "Beneficial Ownership of Common Stock."
(4)  As of December 13, 2002

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

          Marcus Van Camp is the Superintendent of Schools at Pocahontas Public Schools, and has been employed by such schools for 26 years.

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

ITEM 11  EXECUTIVE COMPENSATION

     The following table sets forth for the years ended September 30, 2002, 2001, and 2000, certain information as to the total remuneration paid by the Company to the Chief Executive Officer and all other executive officers whose salary and bonuses exceeded $100,000 ("Named Executive Officers").

                                                                               Long-Term Compensation
                                                                          -------------------------------
                                        Annual Compensation                 Awards               Payouts
                           --------------------------------------------   -------------------------------
                              Year                             Other      Restricted    Options/             All Other
Name and                     Ended                          Annual Com-      Stock       SARS       LTIP      Compens-
Principal Position         Sept. 30,   Salary (1)   Bonus    pensation    Awards (3)      (#)     Payouts    sation (2)
------------------         ---------   ----------   -----    ---------    ----------      ---     -------    ----------
Dwayne Powell ............    2002       246,000       --           --            --         --        --        37,667
  President and CEO(4) ...    2001       169,250       --           --            --         --        --        34,667
  ........................    2000       153,500       --           --       321,354     80,000        --        27,668

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

(4) Mr. Powell was appointed President and Chief Executive Officer, effective October 1, 2001, upon the retirement of James A. Edington.

================================================================================

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

==================================================================================================================

           Name               Shares        Value         Number of Unexercised           Value of Unexercised
                             Acquired     Realized             Options at               In-The-Money Options at
                               Upon                          Fiscal Year-End                Fiscal Year-End
                             Exercise
                                                      ------------------------------------------------------------

                                                        Exercisable/Unexercisable      Exercisable/Unexercisable
==================================================================================================================
Dwayne Powell                   --                            64,000/16,000                 $111,360/$27,840


==================================================================================================================

                                       67

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                                   Amount of Shares
                                                   Owned and Nature                Percent of Shares
                                                     of Beneficial                  of Common Stock
 Holder                                              Ownership (1)                  Outstanding (4)
 ------                                          ---------------------          ----------------------
All Directors and Executive Officers
as a Group (7 persons)                                  993,290                          23.0%

First Community Bank                                    484,467                          11.2%
401(k) Savings and Employee Stock
Ownership Plan. (2)(3)
1700 East Highland Drive
Jonesboro, AR 72403

Tontine Financial Partners, L.P.                        465,348                          10.8
Tontine Partners, L.P.
Tontine Management, L.L. C.
Jeffrey L. Gendell
200 Park Avenue, Suite 3900
New York, New York 10166

Dimensional Fund Advisers, Inc.                         300,100                           7.0
1299 Ocean Avenue, 11/th/ Floor
Santa Monica, California 90401

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

(2) Under the First Community Bank 401(k) Savings and Employee Stock Ownership Plan (the "ESOP"), shares allocated to participants' accounts are voted in accordance with the participants' directions. Unallocated shares held by the ESOP are voted by the ESOP Trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares. As of the Record Date, 468,555 shares of Common Stock were allocated under the ESOP.

(3) Excludes 51,201 shares of Common Stock or 9.6% of the shares of Common Stock outstanding, owned by the ESOP for the benefit of the named Executive Officers of the Bank.

(4) Total Common Stock outstanding includes shares that may be acquired pursuant to presently exercisable options.

Equity-Based Compensation Plans

     The Company has adopted three equity-based compensation plans: the 1994 Stock Option Plan, the 1998 Stock Option Plan and the 1998 Recognition and Retention Plan. All three equity-based compensation plans have been approved by stockholders of the Company.

     Set forth below is certain information as of September 30, 2002 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.


                                     Number of Securities to                       Number of Securities
                                     be issued upon exercise       Weighted         remaining available
                                      of outstanding options        average         for Issuance under
         Plan                              and rights           exercise price            plan
1994 Stock Option Plan                            -                     -                4,274
1998 Stock Option Plan                      254,000                  9.00               16,000
1998 Recognition and Retention Plan               -                     -               35,707
                                      ---------------------------------------------------------------
Total                                       254,000                  9.00               55,981
                                      ===============================================================

ITEM 13  CERTAIN TRANSACTIONS

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

     All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law generally requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates, subject to limited exceptions. However, recent regulations now permit executive officers and directors to receive the same terms on loans through plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to all directors, executive officers, and their associates totaled $8,458,178 at September 30, 2002, which was 18.1% of the Company's stockholders' equity at that date. There were no loans outstanding to any director, executive officer or their affiliates at preferential rates or terms during the three years ended September 30, 2002. All loans to directors and officers were performing in accordance with their terms at September 30, 2002.

ITEM 14  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.
         ------------------------------------------------

     Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b)  Changes in internal controls.

     There were no significant changes made in the Company's internal controls during the period covered by this report or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

     (a)(1)  Financial Statements

     Financial statements have been included in Item 8.

     (a)(2)  Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (a)(3)  Exhibits

                                                               Sequential Page
                                                             Reference to Prior              Number Where
                                                              Filing or Exhibit            Attached Exhibits
Regulation S-K                                                 Number Attached            Are Located in This
Exhibit Number                    Document                          Hereto                 Form 10-K Report
--------------                    --------                        ----------               ----------------
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

   22                 Published report regarding                 None                    Not Applicable
                     matters submitted to vote of
                           security holders

   23                   Consent of Experts and                    Not                    Not Applicable
                                Counsel                        Required

   24                      Power of Attorney                     None                    Not Applicable

   28                  Information from reports                  None                    Not Applicable
                          furnished to state
                         insurance regulatory
                              authorities

  99.1       Statement of Chief Executive Officer                99.1                        Page 77
             pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

  99.2       Statement of Chief Financial Officer                99.2                        Page 78
             pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

    (b)      Reports on Form 8-K:

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            POCAHONTAS BANCORP, INC.

Date: December 20, 2002                      By: /s/ Dwayne Powell
      -----------------                         --------------------------------
                                                    Dwayne Powell, President and
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Dwayne Powell                                 By: /s/ Terry Prichard
     -----------------------------------------             --------------------------------------------------
     Dwayne Powell                                      Terry Prichard
     President, Chief Executive Officer,               Executive Vice President, Chief Financial Officer
     Director                                          Treasurer (Principal Financial Officer)
     (Principal Executive Officer)

Date: December  20, 2002                               Date: December 20, 2002
      ------------------                                     -----------------

By:   /s/  Ralph P. Baltz                          By: /s/  James Edington
     -----------------------------------------         ------------------------------------------------------
     Ralph P. Baltz                                    James Edington
     Chairman of the Board and Director                Director and Secretary

Date: December 20, 2002                                Date: December 20, 2002
      -----------------                                      -----------------

By:   /s/ A.J. Baltz, Jr.                          By:  /s/ Marcus Van Camp
      ----------------------------------------         ------------------------------------------------------
     A.J. Baltz. Jr.                                   Marcus Van Camp
     Director                                          Director

Date: December 20, 2002                                Date: December 20, 2002
      -----------------                                      -----------------

By:   /s/ N. Ray Campbell                          By:  /s/ Robert Rainwater
     -----------------------------------------          -----------------------------------------------------
     N. Ray Campbell                                   Robert Rainwater
     Director                                          Director

Date: December 20, 2002                                Date: December 20, 2002
      -----------------                                      -----------------

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dwayne Powell, President and Chief Executive Officer, certify that:
1. I have reviewed this annual report on Form 10-K of Pocahontas Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 20, 2002                          /s/ Dwayne Powell
---------------------                      -------------------------------------
Date                                       Dwayne Powell
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Terry Prichard, Chief Financial Officer, certify that:
1. I have reviewed this annual report on Form 10-K of Pocahontas Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 20, 2002                                    /s/ Terry Prichard
-----------------                                    -----------------------
Date                                                 Terry Prichard
                                                     Chief Financial Officer