Form 10-Q
period 2002-12-31
POCAHONTAS BANCORP INC
filed 2003-02-14
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE # 0-23969

POCAHONTAS BANCORP, INC.

DELAWARE	No. 71-0806097
State of Incorporation	IRS Employer Identification

1700 E. Highland Jonesboro, Arkansas 72401	(870) 802-1700
Address	Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by the Rule 12g-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

There were 4,299,395 shares of Common Stock ($0.01 par value) issued and outstanding as of December 31, 2002.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) December 31, 2002	September 30, 2002
ASSETS
Cash	$48,356,029	$34,306,598
Cash surrender value of life insurance	6,931,865	6,883,493
Investment securities—trading	1,071,517	1,464,458
Investment securities—held to maturity	7,736,024	8,123,832
Investment securities—available for sale	142,811,534	117,340,818
Loans receivable, net	393,728,600	396,141,853
Loans receivable, held for sale	1,935,494	11,939,522
Accrued interest receivable	4,270,417	4,362,821
Premises and equipment, net	13,991,179	13,910,158
Federal Home Loan Bank stock, at cost	2,140,200	2,125,500
Goodwill	8,847,572	8,847,572
Core deposit premiums	8,807,567	9,084,027
Other assets	2,955,637	2,484,974

TOTAL ASSETS	$643,583,635	$617,015,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$546,966,721	$520,031,702
Federal Home Loan Bank advances	22,059,382	22,136,967
Deferred compensation	4,361,505	4,123,553
Accrued expenses and other liabilities	5,572,214	6,330,406

Total liabilities	578,959,822	552,622,628
TRUST PREFERRED SECURITIES	16,905,575	16,900,383
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,492,353 and 7,492,353 shares issued and 4,299,395 and 4,376,295 shares outstanding at December 31, 2002 and September 30, 2002, respectively	74,923	74,923
Additional paid-in capital	56,342,563	56,342,563
Unearned ESOP Shares	(671,130)	(671,130)
Unearned RRP Shares	(26,439)	(35,251)
Accumulated other comprehensive income	1,797,967	1,596,925
Retained earnings	17,165,410	16,304,221

	74,683,294	73,612,251
Treasury stock at cost, 3,192,958 and 3,116,058 shares at December 31, 2002 and September 30, 2002, respectively	(26,965,056)	(26,119,636)

Total stockholders’ equity	47,718,238	47,492,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,583,635	$617,015,626

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2002	2001
INTEREST INCOME:
Loans receivable	$6,981,531	$6,742,077
Investment securities	2,064,771	1,276,849

Total interest income	9,046,302	8,018,926
INTEREST EXPENSE:
Deposits	3,974,577	3,344,506
Borrowed funds	661,546	838,921

Total interest expense	4,636,123	4,183,427

NET INTEREST INCOME	4,410,179	3,835,499
PROVISION FOR LOAN LOSSES	745,000	100,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,665,179	3,735,499
OTHER INCOME:
Dividends	21,332	42,666
Fees and service charges	934,510	963,495
Gain on sale of loans	1,127,845	38,076
Gain on sale of securities	5,496	44,808
Trading gains (losses), net	39,400	19,935
Other, net	28,605	50,101

Total other income	2,157,188	1,159,080

OPERATING EXPENSE:
Compensation and benefits	2,592,936	1,920,498
Occupancy and equipment	618,722	559,487
Data processing	179,379	137,540
Advertising	171,053	130,022
Professional fees	270,727	116,477
Office supplies	74,643	93,486
Other	525,520	245,702

Total operating expense	4,432,980	3,203,212

Income from Continuing Operations Before Income Taxes	1,389,387	1,691,367
Income Taxes	505,000	578,000

Net Income from Continuing Operations	884,387	1,113,367

DISCONTINUED OPERATIONS (Note 6)
Loss from Operations of Discontinued Branches	(19,895)	(144,577)
Gain on Sale of Branches	513,595	0
Income Taxes (Benefit) on Discontinued Branches	165,000	(49,000)

Net Gain on Discontinued Operations	328,700	(95,577)

NET INCOME	1,213,087	1,017,790

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2002	2001

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain (loss) on available-for-sale securities arising during period	206,537	(381,180)
Reclassification adjustment for gains included in net income	(5,496)	(44,808)

COMPREHENSIVE INCOME	$1,414,128	$591,802

BASIC EARNINGS PER SHARE
Earnings Per Share Before Discontinued Operations	$0.21	$0.25
Earnings Per Share From Discontinued Operations	$0.07	$(0.02)

BASIC EARNINGS PER SHARE	$0.28	$0.23

DILUTED EARNINGS PER SHARE

Earnings Per Share Before Discontinued Operations	$0.20	$0.25
Earnings Per Share From Discontinued Operations	$0.80	$(0.02)

DILUTED EARNINGS PER SHARE	$0.28	$0.23

DIVIDENDS DECLARED PER SHARE:	$0.08	$0.07

(Concluded)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

			Paid-In	ESOP	RRP	Comprehensive	Retained	Treasury Stock	Treasury Stock	Stockholders’
	Shares	Amount	Capital	Shares (Amount)	Shares (Amount)	Income	Earnings	Shares	Amount	Equity
Balance, September 30, 2002	7,492,353	74,923	56,342,563	(671,130)	(35,251)	1,596,925	16,304,221	3,116,058	(26,119,636)	47,492,615

Repayment of ESOP loan and related increase in share value										—
Options exercised										—
New Issuance—NARK Acquisition										—
RRP shares granted										—
RRP shares forfeited										—
RRP shares earned					8,812					8,812
Net change in unrealized gain (loss) on										—
available-for-sale securities, net of tax						201,042				201,042
Treasury stock purchased								76,900	(845,420)	(845,420)
Trust Preferred stock Sold										—
Trust Preferred amortization										—
Net income							1,213,087			1,213,087
Dividends							(351,898)			(351,898)

Balance, December 31, 2002	7,492,353	74,923	56,342,563	(671,130)	(26,439)	1,797,967	17,165,410	3,192,958	(26,965,056)	47,718,238

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2002	2001
OPERATING ACTIVITIES:
Net income	$1,213,087	$1,017,790
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	745,000	100,000
Depreciation of premises and equipment	281,372	229,029
Amortization of core deposit premium	276,461	193,783
Amortization of deferred loan fees	(22,730)	(50,119)
Amortization of premiums and discounts, net	(166,248)	49,359
Net (gain) loss on sales of assets	(1,127,845)	(38,076)
Net (gain) loss on sales of investments	(5,496)	(44,808)
Net (gain) loss on sales of branches	513,595	—
Increase in cash surrender value of life insurance policies	(48,373)	(53,535)
Change in operating assets and liabilities:		—
Trading securities	392,941	(43,224)
Accrued interest receivable	87,717	895,665
Other assets	(470,662)	(41,354)
Deferred compensation	237,953	(354,589)
Accrued expenses and other liabilities	(743,739)	(635,414)

Net cash provided (used) by operating activities	1,163,033	1,224,507

INVESTING ACTIVITIES:
Acquisition of Walden/Smith Financial Group, Inc., net of cash acquired	—	(453,907)
Acquisition of Southern Mortgage Corporation, net of cash acquired	—	(849,049)
Loan repayments, originations, and purchases, net	(8,475,005)	20,477,951
Net effect from sale of branches	(14,557,990)	—
Proceeds from sale of loans	21,112,428	—
Proceeds from sale (purchase) of FHLB stock	(14,700)	1,000,000
Purchase of investment securities	(51,024,764)	(30,383,468)
Proceeds from sale of REO	—	344,500
Proceeds from sale of premises and equipment	5,413	—
Proceeds from sales, maturities and principal repayments of securities	26,319,834	15,088,345
Purchases of premises and equipment	(414,531)	(669,731)

Net cash provided (used) by investing activities	(27,049,315)	4,554,641

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2002	2001
FINANCING ACTIVITIES:
Net increase in deposits	$41,201,803	$33,171,038
Net increase (decrease) in repurchase agreements	—	(350,000)
Net decrease in FHLB advances	(77,585)	(43,312,173)
Proceeds from issuance of trust preferred securities, net of issuance costs	—	9,653,750
Purchase of treasury shares	(845,420)	—
Issuance of RRPs	8,812	20,246
Exercise of stock options	—	—
Dividends paid	(351,898)	(312,806)

Net cash provided (used) by financing activities	39,935,712	(1,129,945)

NET INCREASE IN CASH	14,049,431	4,649,203
CASH AT BEGINNING OF PERIOD	34,306,598	11,145,799

CASH AT END OF PERIOD	$48,356,029	$15,795,002

(Concluded)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated balance sheet information at September 30, 2002 was derived from the audited balance sheets of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2002. The consolidated financial statements at and for the three months ended December 31, 2002 and 2001 are unaudited. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2002. The accompanying consolidated financial statements include the accounts of the Company and First Community Bank (the “Bank”), its wholly owned subsidiary. The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

Critical Accounting Policy - The Company’s critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimate net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

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

Recently Adopted Accounting Standards - In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on October 1, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142 and will be evaluated for impairment on an annual basis instead of being amortized. The Company, which owns intangible assets of this nature, adopted this Statement on October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the results of operations or financial condition of the Company.

Recently Issued Accounting Standards - In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the results of operations or financial condition of the Company.

2. EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Company’s Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share.

The weighted average number of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended
	December 31, 2002	December 31, 2001
Total weighted average basic shares outstanding	4,303,532	4,383,541
Add dilutive effect of unexercised options	37,085	—

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,340,617	4,383,541

3. DECLARATION OF DIVIDENDS

On November 19, 2002, the Board of Directors declared a $.08 per share quarterly cash dividend for holders of record December 13, 2002. The dividend was paid January 3, 2003.

4. BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of December 31, 2002, 270,000 options were outstanding.

The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three months ended December 31, 2002, would have been as follows:

	Three-Months Ended December 31,
	2002	2001
Net income (loss) (in thousands):
As reported	$1,213	$1,018
Pro forma	$1,186	$994

Earnings (loss) per share:
Basic - as reported	$0.28	$0.23
Basic - pro forma	$0.28	$0.23
Diluted - as reported	$0.28	$0.23
Diluted - pro forma	$0.27	$0.23

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility -37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

5. ACQUISITION

On November 27, 2002, the Company, announced that it had signed a definitive merger agreement pursuant to which the Company will acquire Marked Tree Bancshares in a stock transaction valued at approximately $2.8 million. The merger transaction is subject to the approval of the stockholders of Marked Tree Bancshares and receipt of required regulatory approvals. Subject to those contingencies, it is expected that the transaction will be consummated during the first or second quarter of 2003. The Board of Directors of each company has unanimously approved the transaction. Due diligence has been completed and the transaction is structured as a tax free reorganization whereby Marked Tree Bancshares stockholders will receive the Company’s common stock based on the stated book value per share of Marked Tree Bancshares divided by the stated book value per share of the Company.

6. BRANCH SALES

On July 23, 2002, the Company entered into an agreement with Bank of England for the Company to sell its two branches in Carlisle and England, Arkansas to the Bank of England. The sale of the branches resulted from management’s decision to concentrate in the Bank’s primary market area. The sale was finalized on October 11, 2002, with the Company recognizing a gain of approximately $0.5 million.

7. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The statement required discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair value as necessary. The Company adopted the provisions of this statement on October 1, 2001.

The Company has completed a transitional impairment review to identify if there is an impairment to the goodwill or intangible assets of indefinite life using fair value methodology which differs from an undiscounted cash flow methodology which continues to be used for intangible assets with an identifiable life. There was no impairment loss resulting from the transitional impairment test as of October 1, 2001. As of March 31, 2002, the Company performed its annual impairment test and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test as of March 31, 2003.

As of December 31, 2002 the Company had total core deposit intangible assets of $10,924,108, net of accumulated amortization of $2,116,542. Core deposit intangible assets are estimated to have a useful life of 10 years.

The Company has no identifiable intangible assets with indefinite useful lives.

Total amortization expense for core deposit intangible assets was approximately $276,000 for the three month period ended December 31, 2002. Amortization expense for the net carrying amount of core deposit intangible assets at December 31, 2002, is estimated to be as follows (in thousands):

Year ended September 30, 2003	1,104
Year ended September 30, 2004	1,104
Year ended September 30, 2005	1,104
Year ended September 30, 2006	1,104
Year ended September 30, 2007	1,104
After September 30, 2007	3,288

Total	$8,808

8. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company and subsidiaries.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related condensed consolidated statements of income and comprehensive income, and cash flows for the three-month periods ended December 31, 2002 and 2001, and stockholders’ equity for the three-month period ended December 31, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2002, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas

February 10, 2003

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank’s continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank’s lending areas, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements and changing regulatory requirements.

Financial Condition at December 31, 2002, as compared to September 30, 2002.

General. The Company’s total assets increased to $643.6 million at December 31, 2002 from $617.0 million at September 30, 2002, an increase of $26.6 million or 4.3%. The increase was primarily the result of a net increase in investment securities of $25.5 million. The Company used the increase in cash obtained from the increase in deposits to purchase investment securities during the quarter. The average yield on average interest earning assets for the quarter ended December 31, 2002 was 7.18% compared to 7.19% at September 30, 2002.

Loans receivable, net. Net loans receivable decreased to $393.7 million at December 31, 2002 from $396.1 million at September 30, 2002, a decrease of $2.4 million or 0.6%. Total nonperforming loans increased to $4.8 million at December 31, 2002 from $3.2 million at September 30, 2002, an increase of $1.6 million or 50.0%. The increase in nonperforming loans was primarily a result of a weakening economy and a normal transition period of identifying problem loans following acquisitions.

Loans receivable, held for sale. Loans held for sale decreased to $1.9 million at December 31, 2002 from $11.9 million at September 30, 2002, a decrease of $10.0 million or 84.0%. During the quarter ended December 31, 2002 the Bank sold $21.1 million of loans, of which $10.0 million were classified held for sale as of September 30, 2002. Management expects to continue to sell loans in the secondary market as necessary to manage interest rate risks.

Investment securities available for sale. Investment securities available for sale increased $25.5 million, or 21.7%, to $142.8 million at December 31, 2002, from $117.3 million at September 30, 2002. This net change was due to the purchase of $51.0 million of securities, offset by the principal pay down, call and maturity of $26.3 million of investment securities.

Investment securities trading. Investment securities trading decreased $0.4 million, or 26.7%, to $1.1 million, at December 31, 2002, from $1.5 million at September 30, 2002. The net change was primarily due to the purchase and transfer of treasury stock and changes in the market value of trading securities.

Deposits. Deposits increased to $547.0 million at December 31, 2002 from $520.0 million at September 30, 2002, an increase of $27.0 million or 5.2%. The net increase in deposits was primarily the result of an increased deposit base from offering competitive rates and was partially offset by the sale of Carlisle and England, Arkansas branches that had combined deposits of $14.8 million.

Deferred compensation. Deferred compensation increased $0.3 million or 7.3% to $4.4 million at December 31, 2002, from $4.1 million at September 30, 2002. The increase related to a new deferred compensation agreement entered into during the quarter, net of quarterly payments made to retired directors and officers in accordance with their respective retirement and severance agreements.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $0.7 million, or 11.1%, to $5.6 million at December 31, 2002, from $6.3 million at September 30, 2002. The decrease was primarily due to the payment of accrued expenses resulting from the acquisitions of Peoples Bank and North Arkansas Bancshares, Inc.

Stockholders’ equity. Stockholders’ equity increased $0.2 million or 0.4% to $47.7 million at December 31, 2002, from $47.5 million at September 30, 2002. The change in stockholders’ equity was primarily due to net income of $1.2 million and $0.2 million increase in unrealized gain on securities, which was partially offset by dividends of $0.4 million and common stock repurchased for the three-month period of $0.8 million.

Comparison of Results of Operations for the Three Months Ended December 31, 2002 and 2001.

Overview. Net income was $1,213,087 for the quarter ended December 31, 2002, compared to net income of $1,017,790 for quarter ended December 31, 2001, an increase of $195,297 or 19.2%. Basic and diluted earnings per share increased $0.05 per share or 21.7% to $0.28 for the quarter ended December 31, 2002 compared to basic and diluted earnings per share of $0.23 for the same period last year.

Net interest income. Net interest income after provision for loan losses for the quarter ended December 31, 2002 was $$3,665,179 compared to $3,735,499 for the quarter ended December 31, 2001, a decrease of $70,320 or 1.9%. The decrease was primarily due to $745,000 provision for loan loss for quarter ended December 31, 2002 compared to $100,000 provision for loan loss for quarter ended December 31, 2001. The increase of $645,000 in the provision for loan loss was partly a result of a weakening economy and the Bank’s shift from being a traditional single-family lending institution to diversifying into a larger percentage of commercial loans and the corresponding increase in reserve requirements. The Company’s net interest rate spread was 3.54% for the quarter ended December 31, 2002 compared to 3.59% for the year ended September 30, 2002 and 3.89% for the quarter ended December 31, 2001. Net interest margin was 3.50% for the quarter ended December 31, 2002 compared to 3.56% for the year ended September 30, 2002 and 3.98% for the quarter ended December 31, 2001. The decrease was primarily due to lower average yields on interest earning assets for the quarter ended December 31, 2002 compared to September 30, 2002 and December 31, 2001 and higher average costs associated with demand deposits.

Average Balance Sheets (Dollars in Thousands)

	Quarter Ended December 31, 2002			Year Ended September 30, 2002			Quarter Ended December 31, 2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (6)	$366,093	$6,982	7.63%	$353,585	$26,664	7.54%	$289,076	$6,742	9.33%
Investment securities	137,833	2,065	5.99%	121,083	7,443	6.15%	96,095	1,276	5.31%

Total interest-earning assets	503,926	9,046	7.18%	474,668	34,107	7.19%	385,171	8,018	8.33%
Noninterest-earning cash	21,611			20,559			9,105
Other noninterest-
earning assets	39,366			39,201			32,843

Total assets	564,903			534,428			427,119

Interest-bearing liabilities:
Demand deposits	$168,183	$917	2.18%	$147,789	$1,988	1.35%	$100,902	$627	2.49%
Time deposits	290,916	3,058	4.20%	274,805	11,976	4.36%	207,185	2,717	5.25%
Borrowed funds (5)	49,137	662	5.38%	55,582	3,236	5.82%	68,616	839	4.89%

Total interest- bearing liabilities	508,236	4,637	3.65%	478,176	17,200	3.60%	376,703	4,183	4.44%

Noninterest-bearing liabilities (2)	9,750			9,959			6,065

Total liabilities	517,986			488,135			382,768
Stockholders’ equity	46,917			46,293			44,351

Total liabilities and stockholders’ equity	$564,903			$534,428			$427,119

Net interest income		$4,410			$16,907			$3,835

Net interest rate spread (3)			3.54%			3.59%			3.89%

Interest-earning assets and net interest margin (4)	$503,926		3.50%	$474,668		3.56%	$385,171		3.98%

Ratio of average interest-earning assets to average interest-bearing liabilities			99.15%			99.27%			102.25%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.
(5)	Includes FHLB advances and securities sold under agreements to repurchase.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the three-month period ended December 31, 2002, compared to the three-months ended December 31, 2001.

	Rate/Volume Analysis (in thousands) Three-Month Period Ended December 31, 2002 vs. 2001 Increase/(Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)
Interest income:
Loan Receivable	$7,186	$(4,914)	$(2,033)	$239
Investment securities	2,216	653	(2,081)	788

Total interest earning assets	9,402	(4,261)	(4,114)	1,027

Interest expense:
Deposits	6,554	(2,711)	(3,213)	630
Borrowed funds	(1,423)	1,238	8	(177)

Total interest bearing liabilities	5,131	(1,473)	(3,205)	453

Net change in net interest income	$4,271	$(2,788)	$(909)	574

Change in provision for loan losses				644

Net change after provision				$(70)

Non-Interest income. Non-interest income increased to $2,157,188 for the three-month period ended December 31, 2002 compared to $1,159,080 for the quarter ended December 31, 2001, an increase of $998,108 or 86.1%. The increase in non-interest income was primarily due to a gain on sale of loans of $1.1 million during the quarter ended December 31, 2002.

Operating expense. Total operating expenses were $4,432,980 for the quarter ended December 31, 2002, compared to $3,203,212 for the quarter ended December 31, 2001, an increase of $1,229,768 or 38.4%. The increase for the quarter ended December 31, 2002 compared to the same period last year was primarily the result of normal operating expenses associated with the acquisitions of Peoples Bank of Imboden and North Arkansas Bancshares.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing allowances. A provision of $745,000 was made during the three month period ended December 31, 2002. Total nonperforming loans increased to $4.8 million at December 31, 2002 from $3.2 million at September 30, 2002, an increase of $1.6 million.

The Company’s allowance for loan losses was $3,450,801 at December 31, 2002, or 0.86% of total loans, compared with $3,205,224 or 0.78% of total loans, at September 30, 2002, and $2,570,838, or 0.78% of total loans, at December 31, 2001. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Bank on the dates indicated.

	December 31, 2002	September 30, 2002
	(Dollars in Thousands)
Delinquent loans:
Single family mortgage	$2,341	$1,744
Other mortgage loans	1,356	546
Other loans	1,092	893

Total delinquent loans	4,789	3,183
Total real estate owned (1)	1,547	1,707

Total non-performing assets	$6,336	$4,890

Total loans delinquent 90 days or more to net loans receivable	1.21%	0.78%
Total loans delinquent 90 days or more to total assets	0.75%	0.52%
Total nonperforming loans and REO to total assets	0.99%	0.80%
(1) Net of valuation allowances

It is the policy of the Bank to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $1.6 million or 50.5% between September 30, 2002 and December 31, 2002 to $4.8 million from $3.2 million.

Loan delinquency and losses on loans and REO are closely connected to the local economy. The Company operates in rural areas and in many of its locations one or two employers significantly influence the local markets. Should the economy deteriorate to a point that those employers begin reducing their work force, it could have a material negative impact on the Company.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. It is the objective of the Company to minimize, to the degree prudently possible, its exposure to interest rate risk, while maintaining an acceptable interest rate spread. Interest rate spread is the difference between the Company’s yield on its interest-earning assets and its cost of interest-bearing liabilities. Interest rate risk is generally understood to be the sensitivity of the Company’s earnings, net asset values, and stockholders’ equity to changes in market interest rates.

Changes in interest rates affect the Company’s earnings. The effect on earnings of changes in interest rates generally depends on how quickly the Company’s yield on interest-earnings assets and cost of interest-bearing liabilities react to the changes in market rates of interest. If the Company’s cost of deposit accounts reacts more quickly to changes in market interest rates than the yield on the Company’s mortgage loans and other interest-earnings assets, then an increasing interest rate environment is likely to adversely affect the Company’s earnings and a decreasing interest rate environment is likely to favorably affect the Company’s earnings. On the other hand, if the Company’s yield on its mortgage loans and other interest-earnings assets reacts more quickly to changes in market interest rates than the Company’s cost of deposit accounts, then an increasing rate environment is likely to favorably affect the Company’s earnings and a decreasing interest rate environment is likely to adversely affect the Company’s earnings.

Net Portfolio Value. The value of the Company’s loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio. The following table sets forth, quantitatively, as of September 30, 2002, the OTS estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and a 100 basis point decrease in market interest rates. Due to the current low prevailing interest rate environment, the changes in NPV is not estimated for a decrease in interest rates of 200 or 300 basis points.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value				Change in NPV as a Percentage of Estimated Market Value of Assets
	Amount	$ Change	% Change	Ratio
+300 bp	$43,808	$(17,547)	(28.6)%	7.30%	(2.48)%
+200 bp	51,699	(9,656)	(15.7)%	8.46%	(1.32)%
+100 bp	58,442	(2,913)	(4.7)%	9.41%	(0.37)%
0 bp	61,355	—	0%	9.78%	—
-100 bp	60,912	(443)	(0.7)%	9.67%	(0.11)%

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

Management cannot predict future interest rates or their effect on the Company’s NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans, which represent the Company’s primary loan product, have features that restrict changes in interest rates during the initial term and over the remaining life of the asset. In addition, the proportion of adjustable rate loans in the Company’s portfolio could decrease in future periods due to refinancing activity if market rates decrease. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

ITEM 4

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 (c) and 15d-14 (c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

Election of Directors:	For	%	Withheld	%
Ralph Baltz	3,864,144	99.8%	8,235	0.2%
Marcus Van Camp	3,858,172	99.6%	14,207	0.4%

The ratification of Auditors was approved by vote of 3,847,254 in favor, 4,524 against, and 20,601 abstentions.

Item 5. Other Information

None

Item 6. Exhibits and Reports

(a)   Exhibits

Exhibit No. 99.1 – Written statement of President and Chief Executive Officer.

Exhibit No. 99.2 – Written statement of Chief Financial Officer

(b)   Reports

On December 9, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 5 “Other Events” that the Company had entered into an Agreement and Plan of Merger with Marked Tree Bancshares. No financial statements were required to be filed with this report. The Agreement and Plan of Merger dated November 27, 2002, was filed as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date:	February 14, 2003	/s/ Dwayne Powell
Dwayne Powell President and Chief Executive Officer

Date:	February 14, 2003	/s/ Terry Prichard
Terry Prichard Chief Financial Officer

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dwayne Powell, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pocahontas Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003	/s/ Dwayne Powell
Date	Dwayne Powell President and Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Terry Prichard, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pocahontas Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003	/s/ Terry Prichard
Date	Terry Prichard Chief Financial Officer