Form 10-Q
period 2003-03-31
POCAHONTAS BANCORP INC
filed 2003-05-14
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE # 0-23969

POCAHONTAS BANCORP, INC.

State of Incorporation

DELAWARE	IRS Employer Identification
No. 71-0806097

Address	Telephone Number

1700 E. Highland	(870) 802-1700
Jonesboro, Arkansas 72401

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by the Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐    No  ☒

There were 4,279,395 shares of Common Stock ($0.01 par value) issued and outstanding as of March 31, 2003.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2003	September 30, 2002
ASSETS
Cash	$22,463,880	$34,306,598
Cash surrender value of life insurance	7,073,589	6,883,493
Securities held-to-maturity	7,737,309	8,123,832
Securities available-for-sale	214,825,711	117,340,818
Trading securities, at fair value	1,052,743	1,464,458
Loans receivable, net	387,145,134	396,141,853
Loans receivable, held for sale	1,871,227	11,939,522
Accrued interest receivable	4,662,167	4,362,821
Premises and equipment, net	14,733,127	13,910,158
Federal Home Loan Bank stock, at cost	2,153,300	2,125,500
Goodwill	8,847,572	8,847,572
Core deposit premiums	8,531,106	9,084,027
Other assets	2,375,448	2,484,974

TOTAL ASSETS	$683,472,313	$617,015,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$588,346,576	$520,031,702
Federal Home Loan Bank advances	20,587,253	22,136,967
Deferred compensation	4,261,854	4,123,553
Accrued expenses and other liabilities	5,219,265	6,330,406

Total liabilities	618,414,948	552,622,628

TRUST PREFERRED SECURITIES	16,910,767	16,900,383

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,492,353 shares issued and 4,279,395 and 4,376,295 shares outstanding at March 31, 2003 and September 30, 2002, respectively	74,923	74,923
Additional paid-in capital	56,342,563	56,342,563
Unearned ESOP Shares	(671,130)	(671,130)
Unearned RRP Shares	(17,626)	(35,251)
Accumulated other comprehensive income	1,760,972	1,596,925
Retained earnings	17,846,527	16,304,221

	75,336,229	73,612,251
Treasury stock at cost, 3,212,958 and 3,116,058 shares, at March 31, 2003 and September 30, 2002, respectively	(27,189,631)	(26,119,636)

Total stockholders’ equity	48,146,598	47,492,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,472,313	$617,015,626

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
INTEREST INCOME:
Loans receivable	$6,675,796	$6,001,535	$13,657,328	$12,743,612
Investment securities	2,557,352	1,770,978	4,622,122	3,047,827

Total interest income	9,233,148	7,772,513	18,279,450	15,791,439
INTEREST EXPENSE:
Deposits	4,226,693	2,960,062	8,201,269	6,304,567
Borrowed funds	259,451	435,306	582,591	1,032,216
Interest on Trust Preferred Securities	318,402	332,168	656,808	574,180

Total interest expense	4,804,546	3,727,536	9,440,668	7,910,963

NET INTEREST INCOME	4,428,602	4,044,977	8,838,782	7,880,476
PROVISION FOR LOAN LOSSES	100,000	100,000	845,000	200,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,328,602	3,944,977	7,993,782	7,680,476
OTHER INCOME:
Dividends	16,306	27,619	37,638	70,285
Fees and service charges	942,916	892,883	1,877,426	1,856,379
Gain on sale of loans	513,731	141,496	1,641,575	179,571
Trading gains, net	48,000	23,899	87,400	43,834
Other, net	156,375	98,957	190,477	193,866

Total other income	1,677,328	1,184,854	3,834,516	2,343,935

OPERATING EXPENSE:
Compensation and benefits	2,415,659	1,872,148	5,008,595	3,792,646
Occupancy and equipment	634,761	536,058	1,253,483	1,095,545
Insurance premiums	87,929	67,968	150,717	116,929
Professional fees	277,019	150,965	547,746	267,442
Data processing	181,956	140,662	361,336	278,202
Advertising	110,644	163,951	281,697	293,973
Office supplies	88,152	87,095	162,796	180,580
Other	528,284	605,289	991,014	802,032

Total operating expense	4,324,404	3,624,136	8,757,384	6,827,349

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,681,526	1,505,695	3,070,914	3,197,062
Income taxes	657,257	509,857	1,162,257	1,087,857

INCOME FROM CONTINUING OPERATIONS	1,024,269	995,838	1,908,657	2,109,205
DISCONTINUED OPERATIONS: (Note 6)
Loss from operations of discontinued branches	—	(213,462)	(19,895)	(358,039)
Gain on sale of branches	—	—	513,595	—
Income taxes (benefit) on discontinued branches	—	(71,000)	165,000	(120,000)

Net gain (loss) on discontinued operations	—	(142,462)	328,700	(238,039)

NET INCOME	$1,024,269	$835,376	$2,237,357	$1,871,166

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain (loss) on available-for-sale securities arising during period	(35,306)	(912,284)	169,665	(1,293,466)
Reclassification adjustment for gains included in net income	(1,689)	(712)	(5,618)	(45,519)

COMPREHENSIVE INCOME (LOSS)	$987,274	$(59,620)	$2,401,404	$532,181

BASIC EARNINGS PER SHARE:
Earnings per share before discontinued operations	$0.24	$0.23	$0.45	$0.49
Earnings per share from discontinued operations	$0.00	$(0.03)	$0.08	$(0.06)

BASIC EARNINGS PER SHARE	$0.24	$0.20	$0.53	$0.43

DILUTED EARNINGS PER SHARE:
Earnings per share before discontinued operations	$0.24	$0.23	$0.44	$0.49
Earnings per share from discontinued operations	$0.00	$(0.03)	$0.08	$(0.06)

DILUTED EARNINGS PER SHARE	$0.24	$0.20	$0.52	$0.43

DIVIDENDS DECLARED PER SHARE	$0.08	$0.07	$0.16	$0.14

(Concluded)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock							Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Shares	Amount	Total Stockholders’ Equity
Balance, September 30, 2002	7,492,353	$74,923	$56,342,563	$(671,130)	$(35,251)	$1,596,925	$16,304,221	3,116,058	$(26,119,636)	$47,492,615
RRP shares earned					17,625					17,625
Net change in unrealized gain (loss) on available-for-sale securities, net of tax						164,047				164,047
Treasury stock purchased								96,900	(1,069,995)	(1,069,995)
Net income							2,237,357			2,237,357
Dividends							(695,051)			(695,051)

Balance, March 31, 2003	7,492,353	$74,923	$56,342,563	$(671,130)	$(17,626)	$1,760,972	$17,846,527	3,212,958	$(27,189,631)	$48,146,598

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$2,237,357	$1,871,166
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	845,000	200,000
Depreciation of premises and equipment	561,713	466,865
Amortization of core deposit premium	552,921	378,584
Amortization of deferred loan fees	(32,629)	(63,730)
Amortization of premiums and discounts, net	(201,752)	2,914
Net (gain) loss on sales of assets	(1,641,575)	(179,571)
Net (gain) loss on sales of investments	(5,728)	(45,519)
Net gain (loss) on sales of branches	513,595	—
Increase in cash surrender value of life insurance policies	(190,096)	(101,907)
Change in operating assets and liabilities:		—
Trading securities	411,715	46,576
Accrued interest receivable	(304,034)	1,061,699
Other assets	(1,295,251)	(479,291)
Deferred compensation	138,301	(1,066,204)
Accrued expenses and other liabilities	(1,096,687)	(215,003)

Net cash provided (used) by operating activities	492,850	1,876,579

INVESTING ACTIVITIES:
Acquisition of Walden/Smith Financial Group, Inc., net of cash acquired	—	(426,307)
Acquisition of Southern Mortgage Corporation, net of cash acquired	—	(849,049)
Loan repayments, originations, and purchases, net	(12,177,274)	18,040,168
Net decrease in deposits from sale of branches	(14,557,990)	—
Proceeds from sale of loans	31,886,059	10,288,866
Proceeds from sale (purchase) of FHLB stock	(27,800)	1,234,100
Purchase of investment securities	(160,940,692)	(81,699,051)
Proceeds from sale of REO	1,404,777	711,800
Proceeds from sale of premises and equipment	31,659	11,982
Proceeds from sales, maturities and principal repayments of securities	64,224,233	22,179,165
Purchases of premises and equipment	(1,463,065)	(1,107,057)

Net cash provided (used) by investing activities	$(91,620,093)	$(31,615,383)

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2003	2002
FINANCING ACTIVITIES:
Net increase in deposits	$82,581,659	$47,584,358
Net increase (decrease) in repurchase agreements	—	(350,000)
Net decrease in FHLB advances	(1,549,713)	(22,829,622)
Proceeds from issuance of trust preferred securities, net of issuance costs	—	9,653,750
Purchase of treasury shares	(1,069,995)	(124,313)
Issuance of RRPs	17,625	40,495
Dividends paid	(695,051)	(625,265)

Net cash provided (used) by financing activities	79,284,525	33,349,403

NET INCREASE (DECREASE) IN CASH	(11,842,718)	3,610,599

CASH AT BEGINNING OF PERIOD	34,306,598	11,145,799

CASH AT END OF PERIOD	$22,463,880	$14,756,398

(Concluded)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated balance sheet information at September 30, 2002 was derived from the audited balance sheets of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2002. The consolidated financial statements at and for the six months ended March 31, 2003 and 2002 are unaudited. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the six months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2002. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, First Community Bank (the “Bank”), Pocahontas Capital Trust I and II (the “Trusts”), which are business trusts established to facilitate the issuance of the trust preferred securities; as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation.

Critical Accounting Policy - The Company’s critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

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

Recently Adopted Accounting Standards - In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after

December 15, 2001. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the results of operations or financial condition of the Company.

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

In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The provisions of the statement related to interim disclosures are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 for the quarter ended March 31, 2003 and has included the required disclosure in Note 4 to the unaudited consolidated financial statements.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002. Management has concluded that the adoption of FIN 45 did not have a material effect on the financial statements of the Company.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Total weighted average basic shares outstanding	4,218,504	4,320,366	4,261,018	4,322,433
Add dilutive effect of unexercised options	50,006	27,476	49,519	13,738

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,268,510	4,347,842	4,310,537	4,336,171

3.	DECLARATION OF DIVIDENDS

On February 19, 2003, the Board of Directors declared a $.08 per share quarterly cash dividend for holders of record March 21, 2003. The dividend was paid April 3, 2003.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of March 31, 2003, 254,000 options were outstanding.

NARK Stock Option Plan - In connection with the acquisition of North Arkansas Bancshares, Inc. (NARK) by the Company on June 18, 2002, the outstanding options of the 1998 Stock Option and Incentive Plan (SOIP) of NARK were exchanged for options to purchase stock of the Company. Each outstanding option to purchase a share of NARK stock was exchanged for an option to purchase 1.515 shares of the Company’s stock. The SOIP granted both incentive and non-incentive options to key employees and directors of NARK. All options granted expire one year after the employee or director ceases to maintain continuous service as an employee or director of the Company or an affiliate. The exercise price in each case equals the original exercise price divided by the exchange rate. On June 19, 2002 the exchange resulted in 30,970 outstanding options at an exercise price of $6.44 each. On March 31, 2003, 30,970 options were outstanding.

The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors with strike prices at or above the market value of the stock. Had compensation cost for these options been determined at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three and six months ended March 31, 2003 and 2002, would have been as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2003	2002	2003	2002
Net income (in thousands):
As reported	$1,024	$853	$2,237	$1,871
Pro forma	$997	$829	$2,183	$1,823
Earnings per share:
Basic—as reported	$0.24	$0.20	$0.53	$0.43
Basic—pro forma	$0.24	$0.19	$0.51	$0.42
Diluted—as reported	$0.24	$0.20	$0.52	$0.43
Diluted—pro forma	$0.23	$0.19	$0.51	$0.42

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility—37%, expected life of grant—6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

5.	ACQUISITION

On April 30, 2003, the Company completed the acquisition of Marked Tree Bancshares (“Marked Tree”) and its bank subsidiary, Marked Tree Bank, in a stock transaction valued at approximately $3.2 million. The transaction was structured as a tax-free reorganization whereby Marked Tree stockholders received 103.1004 shares of the Company stock for each outstanding share of Marked Tree stock. Marked Tree is headquartered in Marked Tree, Arkansas and operates one full-service banking office. At March 31, 2003, Marked Tree had total assets of $31.8 million, total deposits of $27.5 million and stockholders’ equity of $3.2 million.

6.	BRANCH SALES

On October 11, 2002, the Company sold its two branches in Carlisle and England, Arkansas to the Bank of England. The sale of the branches reflected management’s decision to concentrate in the Bank’s primary market area. The Company recognized a gain of approximately $0.5 million on the branch sales.

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

The Company has completed a transitional impairment review to identify if there is impairment to the goodwill or intangible assets of indefinite life using fair value methodology, which differs from an undiscounted cash flow methodology which continues to be used for intangible assets with an identifiable life. There was no impairment loss resulting from the transitional impairment test as of October 1, 2001. As of March 31, 2002, the Company performed its annual impairment test and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2003 and report the result of the annual impairment test during the quarter ended June 30, 2003.

As of March 31, 2003 the Company had total core deposit intangible assets of $10,924,108, net of accumulated amortization of $2, 393, 002. Core deposit intangible assets are estimated to have a useful life of 10 years.

The Company has no identifiable intangible assets with indefinite useful lives.

Total amortization expense for core deposit intangible assets was approximately $553,000 for the six-month period ended March 31, 2003. Amortization expense for the net carrying amount of core deposit intangible assets at March 31, 2003, is estimated to be as follows (in thousands):

Six months ending September 30, 2003	$553
Year ending September 30, 2004	1,106
Year ending September 30, 2005	1,106
Year ending September 30, 2006	1,106
Year ending September 30, 2007	1,106
After September 30, 2007	3,554

Total	$8,531

8.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

9.	OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

The corporation, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to the origination, purchase, or sale of loans, the purchase of investment securities, fulfillment of commitments under letters-of-credit, extensions of credit on home equity lines of credit and construction loans, and the commitment to fund withdrawals of savings accounts at maturity.

At March 31, 2003, the bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2003, the corporation had no interests in non-consolidated special purpose entities. At March 31, 2003, commitments included:

Total approved loan origination commitments outstanding were $22.1 million, including $13.9 million loans committed to sell.

Rate lock agreements with customers of $2.8 million, all of which have been locked with an investor.

Undisbursed balances of construction loans were $3.7 million.

Total unused lines of credit were $31.2 million.

Outstanding letters of credit were $1.6 million.

Total certificates of deposit scheduled to mature in one year or less totaled $145.7 million.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three and six month periods ended March 31, 2003 and 2002, and stockholders’ equity for the six-month period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.

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

May 2, 2003

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

Financial Condition at March 31, 2003, as compared to September 30, 2002.

General. The Company’s total assets increased to $683.5 million at March 31, 2003 from $617.0 million at September 30, 2002, an increase of $66.5 million or 10.8%. The increase was primarily the result of $160.9 million of securities purchased using cash obtained from the growth in deposits, offset by principal payments and maturities of $64.2 million, which resulted in a net increase in securities of $97.1 million or 77.4%. The yield on average interest earning assets at March 31, 2003 was 6.82% compared to 7.19 % at September 30, 2002.

Loans receivable, net. Net loans receivable decreased to $387.1 million at March 31, 2003 from $396.1 million at September 30, 2002, a decrease of $9.0 million or 2.3%. Total nonperforming loans increased to $5.5 million at March 31, 2003 from $3.2 million at September 30, 2002, an increase of $2.3 million or 71.8%. The increase in nonperforming loans was primarily a result of a weakening economy and a normal transition period of identifying problem loans following acquisitions.

Loans receivable, held for sale. Loans held for sale decreased to $1.9 million at March 31, 2003 from $11.9 million at September 30, 2002, a decrease of $10.0 million or 84.0%. During the six-month period ended March 31, 2003, the Company sold $31.9 million of loans, of which $11.9 million were classified held for sale as of September 30, 2002. Management expects to continue to sell loans in the secondary market as necessary to manage interest rate risks.

Investment securities available for sale. Investment securities available for sale increased $97.5 million, or 83.1%, to $214.8 million at March 31, 2003, from $117.3 million at September 30, 2002. This increase was the result of excess cash obtained from deposit growth used to purchase $160.9 million of securities, offset by the principal pay down, call and maturity of $64.2 million of investment securities.

Investment securities trading. Investment securities trading decreased $0.4 million, or 26.7%, to $1.1 million at March 31, 2003, from $1.5 million at September 30, 2002. The net change was due to an additional investment of $0.3 million, increase in market value of $0.1 million offset by purchasing $0.8 million of the Company’s common stock that was reclassified to treasury stock.

Deposits. Deposits increased to $588.3 million at March 31, 2003 from $520.0 million at September 30, 2002, an increase of $68.3 million or 13.1%. The net increase in deposits was largely due to a 50+ checking account promotion that resulted in an increased deposit base that was partially offset by the sale of Carlisle and England, Arkansas branches that had combined deposits of $14.8 million.

Deferred compensation. Deferred compensation increased $0.2 million or 4.8% to $4.3 million at March 31, 2003, from $4.1 million at September 30, 2002. The increase related to a new deferred compensation agreement entered into during the period, net of scheduled payments made to retired directors and officers in accordance with their respective retirement and severance agreements.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $1.1 million, or 17.5%, to $5.2 million at March 31, 2003, from $6.3 million at September 30, 2002. The decrease was primarily the result of $1.3 million paid for state and federal income taxes during the period.

Stockholders’ equity. Stockholders’ equity increased $0.6 million or 1.3% to $48.1 million at March 31, 2003, from $47.5 million at September 30, 2002. The increase in stockholders’ equity was primarily due to net income of $2.2 million and a $0.2 million increase in unrealized gain on securities, which was partially offset by dividends of $0.7 million and common stock repurchased for the six-month period of $1.1 million.

Comparison of Results of Operations for the Three and Six Months Ended March 31, 2003 and 2002.

Overview. Net income including discontinued operations was $1,024,269 for the quarter ended March 31, 2003, compared to $853,376 for the quarter ended March 31, 2002, an increase of $170,893 or 20.0%. Basic and diluted earnings per share increased $0.04 per share or 20.0% to $0.24 for the quarter ended March 31, 2003 compared to basic and diluted earnings per share of $0.20 for the same period last year. Net income from continuing operations was $1,024,269 for the quarter ended March 31, 2003, compared to $995,838 for the quarter ended March 31, 2002, an increase of $28,431 or 2.9%. Net income including discontinued operations for the six-month period ended March 31, 2003 was $2,237,357 compared to $1,871,166 for the same period ended March 31, 2002, an increase of $366,191 or 19.6%. Basic earnings per share were $0.53 and diluted earnings per share were $0.52 for the six-month period ended March 31, 2003, compared to basic and diluted earnings per share of $0.43, for the same period last year. Net income from continuing operations for the six-month period ended March 31, 2003 was $1,908,657 compared to $2,109,205 for the same period ended March 31, 2002, a decrease of $200,548 or 9.5%.

Net interest income. Net interest income for the quarter ended March 31, 2003 was $4,428,602 compared to $4,044,977 for the quarter ended March 31, 2002, an increase of $383,625 or 9.5%. Net interest income for the six-month period ended March 31, 2003 was $8,838,782 compared to $7,880,476 for the six-month period ended March 31, 2002, an increase of $958,306 or 12.2%. The increases in net interest income resulted from the increase in earnings due to the purchase of investment securities with cash provided by deposit growth. The increase in earnings on the loan portfolio was the result of an increase in the loan portfolio due to the acquisitions of North Arkansas Bancshares and Peoples Bank of Imboden offset by a lower rate environment. Interest expense increased as a result of offering competitive rates on specific deposit products and an increased deposit portfolio balance due to the acquisitions of North Arkansas Bancshares and Peoples Bank of Imboden while interest expense on borrowed funds decreased during the period compared to the same period last year, due to a decrease in both borrowings and the average rate on such borrowings. The Company’s net interest rate spread was 3.39% for the six months ended March 31, 2003 compared to 3.94% for the six months ended March 31, 2002. Net interest margin was 3.30% for the six months ended March 31, 2003 compared to 3.91% for the six months ended March 31, 2002. The decrease was primarily due to lower yields on average interest earning assets for the six months ended March 31, 2003 compared to the same period last year.

Average Balance Sheets (Dollars in Thousands)

	Six Months Ended March 2003			Year Ended September 2002			Six Months Ended March 2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (6)	$381,854	$13,657	7.15%	$353,585	$26,664	7.54%	$309,175	$12,744	8.24%
Investment securities	154,259	4,622	5.99%	121,083	7,443	6.15%	93,549	3,048	6.52%

Total interest-earning assets	536,113	18,279	6.82%	474,668	34,107	7.19%	402,724	15,792	7.84%
Noninterest-earning cash	24,311			20,559			15,045
Other noninterest-earning assets	47,340			39,201			39,901

Total assets	607,764			534,428			457,670

Interest-bearing liabilities:
Demand deposits	$207,835	$2,471	2.38%	$147,789	$1,988	1.35%	$110,971	$405	0.73%
Time deposits	295,564	5,730	3.88%	274,805	11,976	4.36%	227,845	5,900	5.18%
Borrowed funds (5)	46,855	1,239	5.29%	55,582	3,236	5.82%	65,982	1,606	4.87%

Total interest-bearing liabilities	550,254	9,440	3.43%	478,176	17,200	3.60%	404,798	7,911	3.91%

Noninterest-bearing liabilities (2)	9,964			9,959			8,369

Total liabilities	560,218			488,135			413,167
Stockholders’ equity	47,546			46,293			44,503

Total liabilities and stockholders’ equity	$607,764			$534,428			$457,670

Net interest income		$8,839			$16,907			$7,881

Net interest rate spread (3)			3.39%			3.59%			3.94%

Interest-earning assets and net interest margin (4)	$536,113		3.30%	$474,668		3.56%	$402,724		3.91%

Ratio of average interest-earning assets to average interest-bearing liabilities			97.43%			99.27%			99.49%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.
(5)	Includes FHLB advances and securities sold under agreements to repurchase.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the six-month period ended March 31, 2003, compared to the six-month period ended March 31, 2002.

	Rate/Volume Analysis (in thousands) Six-Month Period Ended March 31, 2003 vs. 2002 Increase/(Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income:
Loan Receivable	$5,989	$(3,370)	$(1,705)	$914
Investment securities	3,715	(350)	(1,791)	1,574

Total interest earning assets	9,704	(3,720)	(3,496)	2,488
Interest expense:
Deposits	6,122	(1,559)	(2,667)	1,896
Borrowed funds	(957)	320	271	(366)

Total interest bearing liabilities	5,165	(1,239)	(2,396)	1,530

Net change in net interest income	$4,539	$(2,481)	$(1,100)	958

Change in provision for loan losses				645

Net change after provision				$313

Provision for Loan Losses. Provision for loan losses was $100,000 for both quarters ended March 31, 2003 and March 31, 2002. Provision for loan losses increased to $845,000 for the six-month period ended March 31, 2003 compared to $200,000 for the six-month period ended March 31, 2002, an increase of $645,000 or 322.5%. The increase in the provision for loan loss was a result of a weakening economy and the Bank’s shift from being a traditional single-family lending institution to diversifying into a larger percentage of commercial loans and the corresponding increase in reserve requirements.

Non-Interest income. Non-interest income increased to $1,677,328 for the quarter ended March 31, 2003 compared to $1,184,854 for the quarter ended March 31, 2002, an increase of $492,474 or 41.6%. Non-interest income increased to $3,834,516 for the six-month period ended March 31, 2003 compared to $2,343,935 for the six-month period ended March 31, 2002, an increase of $1,490,581 or 63.6%. The increase in non-interest income was primarily the result of an increase in gain on sale of loans.

Operating expense. Total operating expenses were $4,324,404 for the quarter ended March 31, 2003, compared to $3,624,136 for quarter ended March 31, 2002, an increase of $700,268 or 19.3%. Total operating expenses increased to $8,757,384 for the six-month period ended March 31, 2003, compared to $6,827,349, for the six-month period ended March 31, 2002, an increase of $1,930,035 or 28.3%. The increase in operating expenses compared to last year was primarily the result of increased operating expenses associated with the growth of the Company due to the acquisitions of Peoples Bank of Imboden and North Arkansas Bancshares.

Discontinued Operations. During the six-month period ended March 31, 2003, the Company sold its Carlisle and England, Arkansas operations resulting in a gain on sale of $513,595. The net gain on these discontinued operations for the six-month period ended March 31, 2003 was $328,700 compared to a net loss on discontinued operations of $238,039 for the six-month period ended March 31, 2002.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing allowances. A provision of $845,000 was made during the six month period ended March 31, 2003. Total nonperforming loans increased to $5.5 million at March 31, 2003 from $3.2 million at September 30, 2002, an increase of $2.3 million.

During the twenty one months ending March 31, 2003, the Company has completed three total acquisitions of banks, which had the result of increasing commercial loans by $99.6 million. The increases in commercial loans associated with the acquisitions have resulted in an increase of $2.7 million of nonperforming commercial loans. Approximately, $2.0 million of loan loss allowance on the commercial loans was transferred with these bank acquisitions. Further, $1.0 million in charge offs have been recorded in connection with the loans acquired in these acquisitions.

The Company’s allowance for loan losses was $3,267,607 at March 31, 2003, or 0.84% of total loans, compared with $3,205,224 or 0.78% of total loans, at September 30, 2002, and $2,550,606, or 0.79% of total loans, at March 31, 2002. Based on presently available information, management believes that the current allowance for loan losses is adequate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	March 31, 2003	September 30, 2002
	(Dollars in Thousands)
Nonperforming loans:
Single family mortgage	$1,992	$1,744
Other mortgage loans	2,562	546
Other loans	911	893

Total nonperforming loans:	5,465	3,183
Total real estate owned and repossessed assets (1)	894	1,707

Total non-performing assets	$6,359	$4,890

Total nonperforming loans to net loans receivable	1.41%	0.78%
Total nonperforming loans to total assets	0.80%	0.52%

Total nonperforming assets to total assets	0.93%	0.80%
(1) Net of valuation allowances

It is the policy of the Company to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $2.3 million or 71.7% between September 30, 2002 and March 31, 2003 to $5.5 million from $3.2 million. The balance of the specific interest reserve on non-accrual loans increased $0.2 million from $0.3 million on September 30, 2002 to $0.5 million on March 31, 2003.

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

ITEM 4

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of March 31, 2003 (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b)	Changes in internal controls.

There were no significant changes made in the Company’s internal controls during the period covered by this report or, to management’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

Election of Directors:	For	%	Withheld	%
Ralph Baltz	3,864,144	99.8%	8,235	0.2%
Marcus Van Camp	3,858,172	99.6%	14,207	0.4%

Continuing Directors:
Dwayne Powell
Bob Rainwater
N. Ray Campbell
James Edington
A.J. Baltz, Jr.

The ratification of Auditors was approved by vote of 3,847,254 in favor, 4,524 against, and 20,601 abstentions.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports

(a)	Exhibits

Exhibit No. 99.1—Written statement of President and Chief Executive Officer.

Exhibit No. 99.2—Written statement of Chief Financial Officer

(b)	Reports

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: May 14, 2003	/s/ DWAYNE POWELL
Dwayne Powell
President and Chief Executive Officer

Date: May 14, 2003	/s/ TERRY PRICHARD
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003 Date	/S/ DWAYNE POWELL
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003 Date	/S/ TERRY PRICHARD
Terry Prichard
Chief Financial Officer