Form 10-Q/A
period 2002-12-31
POCAHONTAS BANCORP INC
filed 2003-08-14
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE # 0-23969

POCAHONTAS BANCORP, INC.

State of Incorporation	IRS Employer Identification
DELAWARE	No. 71-0806097

Address	Telephone Number
1700 E. Highland	(870) 802-1700
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

POCAHONTAS BANCORP, INC.

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, as filed on February 14, 2003. Refer to note 10 in the condensed consolidated financial statements for further discussion of the amendment and the restatement of the condensed consolidated financial statements that lead to the amendment. In order to preserve the nature and character of the disclosures set forth in the original filing, no attempt has been made in this amendment to modify or update such disclosures, except as required to reflect the effects of the matters described in note 10 in the condensed consolidated financial statements and to make other non-substantive revisions. The Company therefore recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date, including the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	December 31, 2002	September 30, 2002
ASSETS
Cash and due from banks	$48,356,029	$34,306,598
Cash surrender value of life insurance	6,931,865	6,883,493
Investment securities—trading	1,071,517	1,464,458
Investment securities—held to maturity	7,736,024	8,123,832
Investment securities—available for sale	142,811,534	117,340,818
Loans receivable, net	393,728,600	396,141,853
Loans receivable, held for sale	1,935,494	11,939,522
Accrued interest receivable	4,270,417	4,362,821
Premises and equipment, net	13,991,179	13,910,158
Federal Home Loan Bank stock, at cost	2,140,200	2,125,500
Goodwill	8,847,572	8,847,572
Core deposit premiums	8,807,567	9,084,027
Other assets	2,955,637	2,484,974

TOTAL ASSETS	$643,583,635	$617,015,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$546,966,721	$520,031,702
Federal Home Loan Bank advances	22,059,382	22,136,967
Deferred compensation	4,361,505	4,123,553
Accrued expenses and other liabilities	5,572,214	6,330,406

Total liabilities	578,959,822	552,622,628
TRUST PREFERRED SECURITIES	16,905,575	16,900,383

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,492,353 and 7,492,353 shares issued and 4,299,395 and 4,376,295 shares outstanding at December 31, 2002 and September 30, 2002, respectively	74,923	74,923
Additional paid-in capital	56,342,563	56,342,563
Unearned ESOP Shares	(671,130)	(671,130)
Unearned RRP Shares	(26,439)	(35,251)
Accumulated other comprehensive income	1,797,967	1,596,925
Retained earnings	17,165,410	16,304,221

	74,683,294	73,612,251
Treasury stock at cost, 3,192,958 and 3,116,058 shares, at December 31, 2002 and September 30, 2002, respectively	(26,965,056)	(26,119,636)

Total stockholders’ equity	47,718,238	47,492,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,583,635	$617,015,626

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (AS RESTATED, SEE NOTE 10)

	Three Months Ended December 31,
	2002	2001
INTEREST INCOME:
Loans receivable	$6,981,531	$6,742,077
Investment securities	2,064,771	1,276,849

Total interest income	9,046,302	8,018,926
INTEREST EXPENSE:
Deposits	3,974,577	3,344,506
Borrowed funds	661,546	838,921

Total interest expense	4,636,123	4,183,427

NET INTEREST INCOME	4,410,179	3,835,499
PROVISION FOR LOAN LOSSES	745,000	100,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,665,179	3,735,499
OTHER INCOME:
Dividends	21,332	42,666
Fees and service charges	934,510	963,495
Gain on sales of loans	1,127,845	38,076
Gain on sales of securities	5,496	44,808
Gain on sales of branches	513,595	—
Trading gains, net	39,400	19,935
Other, net	28,605	50,101

Total other income	2,670,783	1,159,080

OPERATING EXPENSE:
Compensation and benefits	2,592,936	1,920,498
Occupancy and equipment	618,722	559,487
Data processing	179,379	137,540
Advertising	171,053	130,022
Professional fees	270,727	116,477
Office supplies	74,643	93,486
Other	545,415	390,279

Total operating expense	4,452,875	3,347,789

INCOME BEFORE INCOME TAXES	1,883,087	1,546,790
Income Taxes	670,000	529,000

NET INCOME	$1,213,087	$1,017,790

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (AS RESTATED, SEE NOTE 10)

	Three Months Ended December 31,
	2002	2001
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain (loss) on available-for-sale securities arising during period	$206,538	$(381,180)
Reclassification adjustment for gains included in net income	(5,496)	(44,808)

COMPREHENSIVE INCOME	$1,414,129	$591,802

BASIC EARNINGS PER SHARE	$0.28	$0.23

DILUTED EARNINGS PER SHARE	$0.28	$0.23

DIVIDENDS DECLARED PER SHARE	$0.08	$0.07

(Concluded)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount						Shares	Amount
Balance, September 30, 2002	7,492,353	$74,923	$56,342,563	$(671,130)	$(35,251)	$1,596,925	$16,304,221	3,116,058	$(26,119,636)	$47,492,615

RRP shares earned					8,812					8,812
Net change in unrealized gain (loss) on available-for-sale securities, net of tax						201,042				201,042
Treasury stock purchased								76,900	(845,420)	(845,420)
Net income							1,213,087			1,213,087
Dividends							(351,898)			(351,898)

Balance, December 31, 2002	7,492,353	$74,923	$56,342,563	$(671,130)	$(26,439)	$1,797,967	$17,165,410	3,192,958	$(26,965,056)	$47,718,238

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2002	2001
	(As restated, see note 10)
OPERATING ACTIVITIES:
Net income	$1,213,087	$1,017,790
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	745,000	100,000
Depreciation of premises and equipment	281,372	229,029
Amortization of core deposit premium	276,461	193,783
Accretion of deferred loan fees	(22,730)	(50,119)
Amortization (accretion) of premiums and discounts, net	(166,248)	49,359
Net (gain) loss on sales of loans	(1,127,845)	(38,076)
Net (gain) loss on sales of securities	(5,496)	(44,808)
Net (gain) loss on sales of branches	(513,595)	—
Increase in cash surrender value of life insurance policies	(48,373)	(53,535)
Change in operating assets and liabilities:		—
Trading securities	392,941	(43,224)
Accrued interest receivable	87,717	895,665
Other assets	(470,662)	(41,354)
Deferred compensation	237,953	(354,589)
Accrued expenses and other liabilities	(743,739)	(635,414)

Net cash provided (used) by operating activities	135,843	1,224,507

INVESTING ACTIVITIES:
Adjustment to acquisition of Walden/Smith Financial Group, Inc., net	—	(453,907)
Acquisition of Southern Mortgage Corporation, net of cash acquired	—	(849,049)
Loan repayments, originations, and purchases, net	(8,475,005)	20,477,951
Net decrease in cash from sale of branches	(14,044,395)	—
Proceeds from sale of loans	21,112,428	—
Proceeds from sale (purchase) of FHLB stock	(14,700)	1,000,000
Purchase of investment securities	(51,024,764)	(30,383,468)
Proceeds from sale of REO	—	344,500
Proceeds from sale of premises and equipment	5,413	—
Proceeds from sales, maturities and principal repayments of securities	26,319,834	15,088,345
Purchases of premises and equipment	(414,531)	(669,731)

Net cash provided (used) by investing activities	(26,535,720)	4,554,641

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2002	2001
	(As restated, see note 10)
FINANCING ACTIVITIES:
Net increase in deposits	$41,715,399	$33,171,038
Net increase (decrease) in repurchase agreements	—	(350,000)
Net decrease in FHLB advances	(77,585)	(43,312,173)
Proceeds from issuance of trust preferred securities, net of issuance costs	—	9,653,750
Purchase of treasury shares	(845,420)	—
Issuance of RRPs	8,812	20,246
Exercise of stock options	—	—
Dividends paid	(351,898)	(312,806)

Net cash provided (used) by financing activities	40,449,308	(1,129,945)

NET INCREASE IN CASH	14,049,431	4,649,203
CASH AT BEGINNING OF PERIOD	34,306,598	11,145,799

CASH AT END OF PERIOD	$48,356,029	$15,795,002

(Concluded)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet information at September 30, 2002 was derived from the audited balance sheets of Pocahontas Bancorp, Inc, (the “Company”), at September 30, 2002. The condensed consolidated financial statements at and for the three months ended December 31, 2002 and 2001 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2002. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, First Community Bank (the “Bank”), Pocahontas Capital Trust I and II (the “Trusts”), which are business trusts established to facilitate the issuance of the trust preferred securities; as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). The intercompany accounts of the Company and the Bank have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Compensation—The Company applies the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock options plans, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123). Accordingly, no compensation cost has been recognized for the options granted to employees or directors. Had compensation cost for these been determined on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three months ended December 31, 2002 and 2001, would have been as follows:

	Three-Months Ended December 31,
	2002	2001
	(In thousands)
Net income, as reported	$1,213	$1,018
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	$(27)	$(24)

Pro forma net income	$1,186	$994

Earnings per share:
Basic—as reported	$0.28	$0.23
Basic—pro forma	$0.28	$0.23
Diluted—as reported	$0.28	$0.23
Diluted—pro forma	$0.27	$0.23

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility—37%, expected life of grant—6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

Recently Adopted Accounting Standards—In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on October 1, 2002.

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

Recently Issued Accounting Standards—In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the results of operations or financial condition of the Company.

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

Stock Option Plan—The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of December 31, 2002, 270,000 options were outstanding.

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

On July 23, 2002, the Company entered into an agreement with Bank of England, Arkansas for the Company to sell its two branches in Carlisle and England, Arkansas to the Bank of England, Arkansas. The sale of the branches resulted from management’s decision to concentrate in the Bank’s primary market area. The sale was finalized on October 11, 2002, with the Company recognizing a gain of approximately $0.5 million.

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

As of December 31, 2002 the Company had total core deposit premiums of $10,924,108, net of accumulated amortization of $2,116,542. Core deposit premiums are estimated to have a useful life of 10 years.

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

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and subsidiaries.

9.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended
	December 31, 2002	December 31, 2001
Balance at the beginning of the period	$3,205	$2,542
Provision for losses	745	100
Charge-offs, net of recoveries	(499)	(71)

Balance at the end of the period	$3,451	$2,571

10.	RESTATEMENT

Subsequent to the filing of Form 10-Q for the quarter ended March 31, 2003, the Company determined that the sale of its bank branches that occurred during the first quarter ended December 31, 2002 should not have been reported as discontinued operations. The Company initially determined that the sale of branches met the requirements in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for presentation as discontinued operations. However, after further consideration , we have determined that the sale of our two branches did not meet such requirements. Net income, basic and diluted earning per share and stockholders’ equity were not affected by such presentation. The Company determined that it was necessary to amend the December 31, 2002 and the March 31, 2003, Form 10-Qs to exclude the sale of branches from the discontinued operations presentation. The effect of the amendment related to the sale of the branches is reflected in the table below.

The Company also corrected a mathematical error in the condensed consolidated statement of cash flows related to the presentation of the gain on sale of the branches, the net decrease in cash from the sale of the branches, and the net increase in deposits. Additionally, the Company determined that it was necessary to add a footnote disclosure on the activity in the allowance for loan losses, which is included in note 9 to condensed consolidated financial statements.

	Three Months Ended December 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Total other income	$2,157,188	$2,670,783	$1,159,080	$1,159,080
Total operating expenses	4,432,980	4,452,875	3,203,212	3,347,789
Income Taxes	505,000	670,000	578,000	529,000
DISCONTINUED OPERATIONS:
Loss from operations of discontinued branches	(19,895)	—	(144,577)	—
Gain on sale of branches	513,595	—	—	—
Income taxes (benefit) on discontinued branches	165,000	—	(49,000)	—

	Three Months Ended December 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
NET INCOME	$1,213,087	$1,213,087	$1,017,790	$1,017,790

BASIC EARNINGS PER SHARE	$0.28	$0.28	$0.23	$0.23

DILUTED EARNINGS PER SHARE	$0.28	$0.28	$0.23	$0.23

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 8, 2002, we expressed an unqualified opinion, which includes an explanatory paragraph relating to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2002, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 10, the accompanying condensed consolidated financial statements for the three-month periods ended December 31, 2002 and 2001 have been restated.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas

February 10, 2003

(August 1, 2003, as to Notes 9 & 10)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 10 to the condensed consolidated financial statements, the Company restated its condensed consolidated financial statements for the three-months ended December 31, 2002. The accompanying management’s discussion and analysis gives effect to the restatement.

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

Critical Accounting Policy—The Company’s critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimate net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

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

Loans receivable, held for sale. Loans held for sale decreased to $1.9 million at December 31, 2002 from $11.9 million at September 30, 2002, a decrease of $10.0 million or 84.0%. During the quarter ended December 31, 2002 the Company sold $21.1 million of loans, of which, $10.0 million were classified held for sale as of September 30, 2002. Management expects to continue to sell loans in the secondary market as necessary to manage interest rate risks.

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

Net interest income. Net interest income after provision for loan losses for the quarter ended December 31, 2002 was $3,665,179 compared to $3,735,499 for the quarter ended December 31, 2001, a decrease of $70,320 or 1.9%. The decrease was primarily due to $745,000 provision for loan loss for quarter ended December 31, 2002 compared to $100,000 provision for loan loss for quarter ended December 31, 2001. The increase of $645,000 in the provision for loan loss was partially a result of a weakening economy and the Bank’s shift from being a traditional single-family lending institution to diversifying into a larger percentage of commercial loans and the corresponding need to increase the allowance for loan losses. The Company’s net interest rate spread was 3.54% for the quarter ended December 31, 2002 compared to 3.59% for the year ended September 30, 2002 and 3.89% for the quarter ended December 31, 2001. Net interest margin was 3.50% for the quarter ended December 31, 2002 compared to 3.56% for the year ended September 30, 2002 and 3.98% for the quarter ended December 31, 2001. The decrease was primarily due to lower average yields on interest earning assets for the quarter ended December 31, 2002 compared to September 30, 2002 and December 31, 2001 and higher average costs associated with demand deposits.

Average Balance Sheets (Dollars in Thousands)

	Quarter Ended December 31, 2002			Year Ended September 30, 2002			Quarter Ended December 31, 2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (6)	$366,093	$6,982	7.63%	$353,585	$26,664	7.54%	$289,076	$6,742	9.33%
Investment securities	137,833	2,065	5.99%	121,083	7,443	6.15%	96,095	1,276	5.31%

Total interest-earning assets	503,926	9,046	7.18%	474,668	34,107	7.19%	385,171	8,018	8.33%

Noninterest-earning cash	21,611			20,559			9,105
Other noninterest-earning assets	39,366			39,201			32,843

Total assets	564,903			534,428			427,119

Interest-bearing liabilities:
Demand deposits	$168,183	$917	2.18%	$147,789	$1,988	1.35%	$100,902	$627	2.49%
Time deposits	290,916	3,058	4.20%	274,805	11,976	4.36%	207,185	2,717	5.25%
Borrowed funds (5)	49,137	662	5.38%	55,582	3,236	5.82%	68,616	839	4.89%

Total interest-bearing liabilities	508,236	4,637	3.65%	478,176	17,200	3.60%	376,703	4,183	4.44%

Noninterest-bearing liabilities (2)	9,750			9,959			6,065

Total liabilities	517,986			488,135			382,768

Stockholders’ equity	46,917			46,293			44,351

Total liabilities and stockholders’ equity	$564,903			$534,428			$427,119

Net interest income		$4,410			$16,907			$3,835

Net interest rate spread (3)			3.54%			3.59%			3.89%

Interest-earning assets and net interest margin (4)	$503,926		3.50%	$474,668		3.56%	$385,171		3.98%

Ratio of average interest-earning assets to average interest-bearing liabilities			99.15%			99.27%			102.25%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.
(5)	Includes FHLB advances and securities sold under agreements to repurchase.

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

Operating expense. Total operating expenses were $4,432,980 for the quarter ended December 31, 2002, compared to $3,203,212 for the quarter ended December 31, 2001, an increase of $1,229,768 or 38.4%. The increase for the quarter ended December 31, 2002 compared to the same period last year was primarily the result of operating expenses associated with the acquisitions of Peoples Bank of Imboden and North Arkansas Bancshares.

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

Changes in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value				Change in NPV as a Percentage of Estimated Market Value of Assets
	Amount	$ Change	% Change	Ratio
+300bp	$43,808	$(17,547)	(28.6)%	7.30%	(2.48)%
+200bp	51,699	(9,656)	(15.7)%	8.46%	(1.32)%
+100bp	58,442	(2,913)	(4.7)%	9.41%	(0.37)%
0bp	61,355	—	0%	9.78%	—
-100bp	60,912	(443)	(0.7)%	9.67%	(0.11)%

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

POCAHONTAS BANCORP, INC.

Date:	August 14, 2003	/s/ Dwayne Powell
Dwayne Powell President and Chief Executive Officer

Date:	August 14, 2003	/s/ Terry Prichard
Terry Prichard Chief Financial Officer