Form 10-Q/A
period 2003-03-31
POCAHONTAS BANCORP INC
filed 2003-08-14
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE # 0-23969

POCAHONTAS BANCORP, INC.

State of Incorporation	IRS Employer Identification
DELAWARE	No. 71-0806097

Address	Telephone Number
1700 E. Highland Jonesboro, Arkansas 72401	(870) 802-1700

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

POCAHONTAS BANCORP, INC.

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 14, 2003. Refer to note 11 in the condensed consolidated financial statements for further discussion of the amendment and the restatement of the condensed consolidated financial statements that lead to the amendment. In order to preserve the nature and character of the disclosures set forth in the original filing, no attempt has been made in this amendment to modify or update such disclosures, except as required to reflect the effects of the matters described in note 11 in the condensed consolidated financial statements and to make other non-substantive revisions. The Company therefore recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date, including the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (UNAUDITED) (AS RESTATED, SEE NOTE 11)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
INTEREST INCOME:
Loans receivable	$6,675,796	$6,009,125	$13,657,328	$12,751,201
Investment securities	2,557,352	1,770,977	4,622,122	3,047,827

Total interest income	9,233,148	7,780,102	18,279,450	15,799,028
INTEREST EXPENSE:
Deposits	4,226,693	3,198,800	8,201,269	6,543,306
Borrowed funds	259,451	435,307	582,591	1,032,216
Interest on Trust Preferred Securities	318,402	332,168	656,808	574,180

Total interest expense	4,804,546	3,966,275	9,440,668	8,149,702

NET INTEREST INCOME	4,428,602	3,813,827	8,838,782	7,649,326
PROVISION FOR LOAN LOSSES	100,000	100,000	845,000	200,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,328,602	3,713,827	7,993,782	7,449,326
OTHER INCOME:
Dividends	16,306	27,619	37,638	70,285
Fees and service charges	942,916	965,482	1,877,426	1,928,977
Gain on sale of loans	513,731	141,496	1,641,575	179,571
Gain on sale of branches			513,595
Trading gains, net	48,000	23,899	87,400	43,834
Other, net	156,375	100,060	190,477	194,970

Total other income	1,677,328	1,258,556	4,348,111	2,417,637

OPERATING EXPENSE:
Compensation and benefits	2,415,659	1,933,527	5,008,595	3,854,024
Occupancy and equipment	634,761	563,907	1,253,483	1,123,394
Insurance premiums	87,929	15,812	150,717	116,929
Professional fees	277,019	150,965	547,746	267,442
Data processing	181,956	151,188	361,336	288,728
Advertising	110,644	167,805	281,697	297,827
Office supplies	88,152	87,095	162,796	180,580
Other	528,284	609,851	1,010,909	899,016

Total operating expense	4,324,404	3,680,150	8,777,279	7,027,940

INCOME BEFORE INCOME TAXES	1,681,526	1,292,233	3,564,614	2,839,023
Income taxes	657,257	438,857	1,327,257	967,857

NET INCOME	$1,024,269	$853,376	$2,237,357	$1,871,166

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (UNAUDITED) (AS RESTATED, SEE NOTE 11)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain (loss) on available-for-sale securities arising during period	(35,306)	(912,284)	169,665	(1,293,466)
Reclassification adjustment for gains included in net income	(1,689)	(712)	(5,618)	(45,519)

COMPREHENSIVE INCOME (LOSS)	$987,274	$(59,620)	$2,401,404	$532,181

BASIC EARNINGS PER SHARE	$0.24	$0.20	$0.53	$0.43

DILUTED EARNINGS PER SHARE	$0.24	$0.20	$0.52	$0.43

DIVIDENDS DECLARED PER SHARE	$0.08	$0.07	$0.16	$0.14

(Concluded)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount						Shares	Amount
Balance, September 30, 2002	7,492,353	$74,923	$56,342,563	$(671,130)	$(35,251)	$1,596,925	$16,304,221	3,116,058	$(26,119,636)	$47,492,615
RRP shares earned					17,625					17,625
Net change in unrealized gain (loss) on available-for-sale securities, net of tax						164,047				164,047
Treasury stock purchased								96,900	(1,069,995)	(1,069,995)
Net income							2,237,357			2,237,357
Dividends							(695,051)			(695,051)

Balance, March 31, 2003	7,492,353	$74,923	$56,342,563	$(671,130)	$(17,626)	$1,760,972	$17,846,527	3,212,958	$(27,189,631)	$48,146,598

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2003	2002
	(As restated, see note 11)
OPERATING ACTIVITIES:
Net income	$2,237,357	$1,871,166
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	845,000	200,000
Depreciation of premises and equipment	561,713	466,865
Amortization of core deposit premium	552,921	378,584
Accretion of deferred loan fees	(32,629)	(63,730)
Amortization (accretion) of premiums and discounts, net	(201,752)	2,914
Net (gain) loss on sales of loans	(1,641,575)	(179,571)
Net (gain) loss on sales of securities	(5,728)	(45,519)
Net gain on sales of branches	(513,595)	—
Increase in cash surrender value of life insurance policies	(190,096)	(101,907)
Change in operating assets and liabilities:		—
Trading securities	411,715	46,576
Accrued interest receivable	(304,034)	1,061,699
Other assets	(1,295,251)	(479,291)
Deferred compensation	138,301	(1,066,204)
Accrued expenses and other liabilities	(1,096,687)	(215,003)

Net cash provided (used) by operating activities	(534,340)	1,876,579

INVESTING ACTIVITIES:
Adjustment to acquisition of Walden/Smith Financial Group, Inc., net	—	(426,307)
Acquisition of Southern Mortgage Corporation, net of cash acquired	—	(849,049)
Loan repayments, originations, and purchases, net	(12,177,274)	18,040,168
Net decrease in cash from sale of branches	(14,044,395)	—
Proceeds from sale of loans	31,886,059	10,288,866
Proceeds from sale (purchase) of FHLB stock	(27,800)	1,234,100
Purchase of investment securities	(160,940,692)	(81,699,051)
Proceeds from sale of REO	1,404,777	711,800
Proceeds from sale of premises and equipment	31,659	11,982
Proceeds from sales, maturities and principal repayments of securities	64,224,233	22,179,165
Purchases of premises and equipment	(1,463,065)	(1,107,057)

Net cash provided (used) by investing activities	$(91,106,498)	$(31,615,383)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2003	2002
	(As restated, see note 11)
FINANCING ACTIVITIES:
Net increase in deposits	$83,095,254	$47,584,358
Net increase (decrease) in repurchase agreements	—	(350,000)
Net decrease in FHLB advances	(1,549,713)	(22,829,622)
Proceeds from issuance of trust preferred securities, net of issuance costs	—	9,653,750
Purchase of treasury shares	(1,069,995)	(124,313)
Issuance of RRPs	17,625	40,495
Dividends paid	(695,051)	(625,265)

Net cash provided (used) by financing activities	79,798,120	33,349,403

NET INCREASE (DECREASE) IN CASH	(11,842,718)	3,610,599

CASH AT BEGINNING OF PERIOD	34,306,598	11,145,799

CASH AT END OF PERIOD	$22,463,880	$14,756,398

(Concluded)

See notes to condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet information at September 30, 2002 was derived from the audited balance sheets of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2002. The condensed consolidated financial statements at and for the six months ended March 31, 2003 and 2002 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the six months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2002. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, First Community Bank (the “Bank”), Pocahontas Capital Trust I and II (the “Trusts”), which are business trusts established to facilitate the issuance of the trust preferred securities; as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation.

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

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Net income, as reported	$1,024	$853	$2,237	$1,871
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(27)	(24)	(54)	(48)

Pro forma net income	$997	$829	$2,183	$1,823

Earnings per share:
Basic - as reported	$0.24	$0.20	$0.53	$0.43
Basic - pro forma	$0.24	$0.19	$0.51	$0.42
Diluted - as reported	$0.24	$0.20	$0.52	$0.43
Diluted - pro forma	$0.23	$0.19	$0.51	$0.42

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility—37%, expected life of grant—6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

Recently Adopted Accounting Standards—In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the results of operations or financial condition of the Company.

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

In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The provisions of the statement related to interim disclosures are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 for the quarter ended March 31, 2003 and has included the required disclosure in Note 1 to the unaudited condensed consolidated financial statements.

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

Reclassifications—Certain amounts for the three-month and six-month periods ended March 31, 2002 have been reclassified to conform to the presentation for the three-month and six-month periods ended March 31, 2003.

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

NARK Stock Option Plan—In connection with the acquisition of North Arkansas Bancshares, Inc. (NARK) by the Company on June 18, 2002, the outstanding options of the 1998 Stock Option and Incentive Plan (SOIP) of NARK were exchanged for options to purchase stock of the Company. Each outstanding option to purchase a share of NARK stock was exchanged for an option to purchase 1.515 shares of the Company’s stock. The SOIP granted both incentive and non-incentive options to key employees and directors of NARK. All options granted expire one year after the employee or director ceases to maintain continuous service as an employee or director of the Company or an affiliate. The exercise price in each case equals the original exercise price divided by the exchange rate. On June 19, 2002 the exchange resulted in 30,970 outstanding options at an exercise price of $6.44 each. On March 31, 2003, 30,970 options were outstanding.

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

As of March 31, 2003 the Company had total core deposit premiums of $10,924,108, net of accumulated amortization of $2,393,002. Core deposit premiums are estimated to have a useful life of 10 years.

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

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

9.	OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to the origination, purchase, or sale of loans, the purchase of investment securities, fulfillment of commitments under letters-of-credit, extensions of credit on home equity lines of credit and construction loans, and the commitment to fund withdrawals of savings accounts at maturity.

At March 31, 2003, the bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2003, the Company had no interests in non-consolidated special purpose entities. At March 31, 2003, commitments included:

Total approved loan origination commitments outstanding of $22.1 million, including $13.9 million loans committed to sell.

Rate lock agreements with customers of $2.8 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $3.7 million.

Total unused lines of credit of $31.2 million.

Outstanding letters of credit of $1.6 million.

Total certificates of deposit scheduled to mature in one year or less of $145.7 million.

10.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Balance at the beginning of the period	$3,451	$2,571	$3,205	$2,542
Provision for losses	100	100	845	200
Charge-offs, net of recoveries	(283)	(120)	(782)	(191)

Balance at the end of the period	$3,268	$2,551	$3,268	$2,551

11.	RESTATEMENT

Subsequent to the filing of Form 10-Q for the quarter ended March 31, 2003, the Company determined that the sale of its bank branches that occurred during the first quarter ended December 31, 2002 should not have been reported as discontinued operations. The Company initially determined that the sale of branches met the requirements in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for presentation as discontinued operations. However, after further consideration, we have determined that the sale of our two branches did not meet such requirements. Net income, basic and diluted earning per share and stockholders’ equity were not affected by such presentation. The Company determined that it was necessary to amend the December 31, 2002 and the March 31, 2003, Form 10-Qs to exclude the sale of branches from the discontinued operations presentation. The effect of the amendment related to the sale of the branches is reflected in the table below.

The Company also corrected a mathematical error in the condensed consolidated statement of cash flows related to the presentation of the gain on sale of the branches, the net decrease in cash from the sale of the branches, and the net increase in deposits. Additionally, the Company determined that it was necessary to add a footnote disclosure on the activity in the allowance for loan losses, which is included in note 10 to condensed consolidated financial statements.

			Three Months Ended March 31, 2002
			As Previously Reported	As Restated
Total interest income			$7,772,513	$7,780,102
Total interest expense			3,727,536	3,966,275
Total other income			1,184,854	1,258,556
Total operating expenses			3,624,136	3,680,150
Income Taxes			509,857	438,857
DISCONTINUED OPERATIONS:
Loss from operations of discontinued branches			(213,462)	—
Income taxes (benefit) on discontinued branches			(71,000)	—

			Three Months Ended March 31 2002
			As Previously Reported	As Restated
NET INCOME			$853,376	$853,376

BASIC EARNINGS PER SHARE			$0.20	$0.20

DILUTED EARNINGS PER SHARE			$0.20	$0.20

	Six Months Ended March 31,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Total interest income			$15,791,439	$15,799,028
Total interest expense			7,910,963	8,149,702
Total other income	$3,834,516	$4,348,111	2,343,935	2,417,637
Total operating expenses	8,757,384	8,777,279	6,827,349	7,027,940
Income Taxes	1,162,257	1,327,257	1,087,857	967,857
DISCONTINUED OPERATIONS:
Loss from operations of discontinued branches	(19,895)	—	(358,039)	—
Gain on sale of branches	513,595	—	—	—
Income taxes (benefit) on discontinued branches	165,000	—	(120,000)	—

	Six Months Ended March 31,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
NET INCOME	$2,237,357	$2,237,357	$1,871,166	$1,871,166

BASIC EARNINGS PER SHARE	$0.53	$0.53	$0.43	$0.43

DILUTED EARNINGS PER SHARE	$0.52	$0.52	$0.43	$0.43

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

As discussed in Note 11, the accompanying condensed consolidated financial statements for the three and six month periods ended March 31, 2003 and 2002 have been restated.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas

May 2, 2003

(August 1, 2003, as to Notes 10 and 11)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 11 to the condensed consolidated financial statements, the Company restated its condensed consolidated financial statements for the three-months and six-months ended March 31, 2003. The accompanying management’s discussion and analysis gives effect to the restatement.

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

Comparison of Results of Operations for the Three and Six Months Ended March 31, 2003 and 2002.

Overview. Net income was $1,024,269 for the quarter ended March 31, 2003, compared to $853,376 for the quarter ended March 31, 2002, an increase of $170,893 or 20.0%. Basic and diluted earnings per share increased $0.04 per share or 20.0% to $0.24 for the quarter ended March 31, 2003 compared to basic and diluted earnings per share of $0.20 for the same period last year. Net income for the six-month period ended March 31, 2003 was $2,237,357 compared to $1,871,166 for the same period ended March 31, 2002, an increase of $366,191 or 19.6%. Basic earnings per share were $0.53 and diluted earnings per share were $0.52 for the six-month period ended March 31, 2003, compared to basic and diluted earnings per share of $0.43, for the same period last year.

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

Average Balance Sheets (Dollars in Thousands)

	Six Months Ended March 2003			Year Ended September 2002			Six Months Ended March 2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (6)	$381,854	$13,657	7.15%	$353,585	$26,664	7.54%	$309,175	$12,744	8.24%
Investment securities	154,259	4,622	5.99%	121,083	7,443	6.15%	93,549	3,048	6.52%

Total interest—earning assets	536,113	18,279	6.82%	474,668	34,107	7.19%	402,724	15,792	7.84%
Noninterest—earning cash	24,311			20,559			15,045
Other noninterest—earning assets	47,340			39,201			39,901

Total assets	607,764			534,428			457,670

Interest-bearing liabilities:
Demand deposits	$207,835	$2,471	2.38%	$147,789	$1,988	1.35%	$110,971	$405	0.73%
Time deposits	295,564	5,730	3.88%	274,805	11,976	4.36%	227,845	5,900	5.18%
Borrowed funds (5)	46,855	1,239	5.29%	55,582	3,236	5.82%	65,982	1,606	4.87%

Total interest—bearing liabilities	550,254	9,440	3.43%	478,176	17,200	3.60%	404,798	7,911	3.91%

Noninterest—bearing liabilities (2)	9,964			9,959			8,369

Total liabilities	560,218			488,135			413,167
Stockholders’ equity	47,546			46,293			44,503

Total liabilities and stockholders’ equity	$607,764			$534,428			$457,670

Net interest income		$8,839			$16,907			$7,881

Net interest rate spread (3)			3.39%			3.59%			3.94%

Interest—earning assets and net interest margin (4)	$536,113		3.30%	$474,668		3.56%	$402,724		3.91%

Ratio of average interest—earning assets to average interest-bearing liabilities			97.43%			99.27%			99.49%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.
(5)	Includes FHLB advances and securities sold under agreements to repurchase.

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

Over the last twenty one months, the Company has completed acquisitions of three separate banks, which had the result of increasing commercial loans by $99.6 million. The Company expects to continue to diversify its loan portfolio from being a traditional single-family lending institution to an increase in the percentage of commercial loans through originations or additional whole bank acquisitions. The increases in commercial loans associated with the acquisitions have resulted in an increase of $2.7 million of nonperforming commercial loans during the last twenty-one months. We believe that the increase in non-performing commercial loans is a result of the weakening economy and due to commercial loans having a higher degree of risk of uncollectability than single-family loans. Additionally, approximately $1.0 million in charge offs have been recorded in connection with the loans acquired in these acquisitions.

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

Changes in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			Ratio	Change in NPV as a Percentage of Estimated Market Value of Assets
	Amount	$ Change	% Change
+300 bp	$43,808	$(17,547)	(28.6)%	7.30%	(2.48)%
+200 bp	51,699	(9,656)	(15.7)%	8.46%	(1.32)%
+100 bp	58,442	(2,913)	(4.7)%	9.41%	(0.37)%
0 bp	61,355	—	0%	9.78%	—
-100 bp	60,912	(443)	(0.7)%	9.67%	(0.11)%

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