Form 10-Q
period 2003-06-30
POCAHONTAS BANCORP INC
filed 2003-08-15
CIK 1051859

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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
                          Jonesboro, Arkansas 72401



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No____
                                       -----

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by the Rule 12b-2 of the Securities Exchange Act of 1934).
Yes _____ No    X
              -----

There were 4,549,791 shares of Common Stock ($0.01 par value) issued and outstanding as of June 30, 2003.

POCAHONTAS BANCORP, INC.

TABLE OF CONTENTS

                                                                                     Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Unaudited Financial Statements:

     Condensed Consolidated Statements of Financial Condition at June 30, 2003
        and September 30, 2002                                                        1

     Condensed Consolidated Statements of Income and Comprehensive Income
       for the Three and Nine Months Ended June 30, 2003 and 2002                     2

     Condensed Consolidated Statement of Changes in Stockholders' Equity
       for the Nine Months Ended June 30, 2003                                        4

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
     June 30, 2003 and 2002                                                           5

     Notes to Condensed Consolidated Financial Statements                             7

     Independent Accountants' Report                                                 14

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                       15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk               22

   Item 4.  Controls and Procedures                                                  23

PART II.  OTHER INFORMATION                                                          23

   Signatures                                                                        25

     Exhibits                                                                        26

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                               June 30, 2003    September 30, 2002
ASSETS
Cash                                                                           $  24,954,019    $       34,306,598
Cash surrender value of life insurance                                             7,121,961             6,883,493
Securities held-to-maturity                                                        7,738,609             8,123,832
Securities available-for-sale                                                    267,876,741           117,340,818
Trading securities, at fair value                                                  1,449,005             1,464,458
Loans receivable, net                                                            381,724,062           396,141,853
Loans receivable, held for sale                                                    7,623,300            11,939,522
Accrued interest receivable                                                        4,907,862             4,362,821
Premises and equipment, net                                                       15,264,430            13,910,158
Federal Home Loan Bank stock, at cost                                              2,166,700             2,125,500
Goodwill                                                                           8,847,572             8,847,572
Core deposit premiums                                                              8,705,135             9,084,027
Other assets                                                                       2,635,049             2,484,974
                                                                               -------------    ------------------
TOTAL ASSETS                                                                   $ 741,014,445    $      617,015,626
                                                                               =============    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                     $ 640,956,002    $      520,031,702
  Federal Home Loan Bank advances                                                 20,513,514            22,136,967
  Deferred compensation                                                            2,931,407             4,123,553
  Accrued expenses and other liabilities                                           6,906,135             6,330,406
                                                                               -------------    ------------------

          Total liabilities                                                      671,307,058           552,622,628

TRUST PREFERRED SECURITIES                                                        16,915,958            16,900,383
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 8,000,000 shares authorized; 7,497,066 and
   7,492,353 shares issued and 4,549,791 and 4,376,295 shares outstanding at
   June 30, 2003 and September 30, 2002, respectively                                 74,970                74,923
  Additional paid-in capital                                                      56,372,868            56,342,563
  Unearned ESOP Shares                                                              (671,130)             (671,130)
  Unearned RRP Shares                                                                 (8,813)              (35,251)
  Accumulated other comprehensive income                                           2,560,503             1,596,925
  Retained earnings                                                               18,635,231            16,304,221
                                                                               -------------    ------------------
                                                                                  76,963,629            73,612,251
  Treasury stock at cost, 2,947,275 and 3,116,058 shares,
    at June 30, 2003 and September 30, 2002, respectively                        (24,172,200)          (26,119,636)
                                                                               -------------    ------------------
           Total stockholders' equity                                             52,791,429            47,492,615
                                                                               -------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 741,014,445    $      617,015,626
                                                                               =============    ==================

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME (UNAUDITED)

                                                                        Three Months Ended             Nine Months Ended
                                                                             June 30,                       June 30,
                                                                       2003           2002            2003           2002
INTEREST INCOME:
  Loans receivable                                                 $  6,407,929   $  6,557,073    $ 20,065,257   $ 19,308,274
  Investment securities                                               2,978,467      2,117,052       7,600,590      5,164,878
                                                                   ------------   ------------    ------------   ------------
            Total interest income                                     9,386,396      8,674,125      27,665,847     24,473,152
INTEREST EXPENSE:
  Deposits                                                            4,431,340      3,335,563      12,632,610      9,878,869
  Borrowed funds                                                        260,110        543,083         842,701      1,575,299
  Interest on trust preferred securities                                318,543        336,381         975,351        910,561
                                                                   ------------   ------------    ------------   ------------
            Total interest expense                                    5,009,993      4,215,027      14,450,662     12,364,729
                                                                   ------------   ------------    ------------   ------------
NET INTEREST INCOME                                                   4,376,403      4,459,098      13,215,185     12,108,423
PROVISION FOR LOAN LOSSES                                               650,000        200,000       1,495,000        400,000
                                                                   ------------   ------------    ------------   ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                           3,726,403      4,259,098      11,720,185     11,708,423
OTHER INCOME:
  Dividends                                                              16,507         20,175          54,145         90,460
  Fees and service charges                                              959,644        814,977       2,837,070      2,743,954
  Gain on sale of loans                                                 788,204        592,942       2,429,780        772,513
  Gain on sale of securities                                            259,168        140,574         264,896        186,093
  Trading gains (losses), net                                           243,801       (208,721)        331,200       (164,887)
  Gain on sale of branches                                                    -              -         513,595              -
  Other, net                                                             86,049        124,377         270,798        273,828
                                                                   ------------   ------------    ------------   ------------
            Total other income                                        2,353,373      1,484,324       6,701,484      3,901,961
                                                                   ------------   ------------    ------------   ------------
OPERATING EXPENSE:
  Compensation and benefits                                           2,466,048      2,078,762       7,474,644      5,932,787
  Occupancy and equipment                                               664,041        611,495       1,917,525      1,734,889
  Insurance premiums                                                     87,483         17,634         238,200         44,701
  Professional fees                                                     234,176        107,788         781,922        375,230
  Data processing                                                       188,934        140,107         550,269        428,834
  Advertising                                                           183,434        166,651         465,132        464,478
  Office supplies                                                        92,649        159,267         255,444        339,847
  REO and other repossessed assets                                      150,092         87,528         424,666         98,868
  Other                                                                 355,002        452,053       1,091,336      1,429,590
                                                                   ------------   ------------    ------------   ------------
            Total operating expense                                   4,421,859      3,821,285      13,199,138     10,849,224
                                                                   ------------   ------------    ------------   ------------
INCOME BEFORE TAXES                                                   1,657,917      1,922,137       5,222,531      4,761,160
   Income taxes                                                         505,000        649,950       1,832,257      1,617,806
                                                                   ------------   ------------    ------------   ------------
NET INCOME                                                         $  1,152,917   $  1,272,187    $  3,390,274   $  3,143,354
                                                                   ============   ============    ============   ============

                                                                     (Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME (UNAUDITED)

                                                                     Three Months Ended            Nine Months Ended
                                                                          June 30                       June 30
                                                                     2003          2002           2003            2002
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding gain (loss) on available-
        for-sale securities arising during period               $    947,020   $  1,208,750   $  1,116,685   $   (130,234)
  Reclassification adjustment for gains included
         in net income                                              (147,489)       (78,597)      (153,107)       (78,597)
                                                                ------------   ------------   ------------   ------------
COMPREHENSIVE INCOME                                            $  1,952,448   $  2,402,340   $  4,353,852   $  2,934,523
                                                                ============   ============   ============   ============

BASIC EARNINGS PER SHARE                                        $       0.26   $       0.29   $       0.79   $       0.72
                                                                ============   ============   ============   ============

DILUTED EARNINGS PER SHARE                                      $       0.26   $       0.29   $       0.78   $       0.71
                                                                ============   ============   ============   ============

DIVIDENDS DECLARED PER SHARE                                    $       0.08   $       0.07   $       0.24   $       0.21
                                                                ============   ============   ============   ============

                                                                     (Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                       Accumulated
                         Common Stock   Additional Unearned   Unearned    Other                   Treasury Stock         Total
                       ---------------                                                          ------------------
                                         Paid-In     ESOP       RRP    Comprehensive Retained                          Stockholders'
                       Shares   Amount   Capital    Shares     Shares     Income     Earnings    Shares     Amount        Equity
Balance, September
 30, 2002            7,492,353 $74,923 $56,342,563 $(671,130) $(35,251) $1,596,925  $16,304,221 3,116,058 $(26,119,636) $47,492,615


Options excercised       4,713      47      30,305                                                                           30,352
RRP shares earned                                               26,438                                                       26,438
Net change in
 unrealized gain
 (loss) on available-
 for-sale securities,
 net of tax                                                                963,578                                          963,578
Treasury stock
 purchased                                                                                        109,760   (1,214,027)  (1,214,027)
Treasury stock
 reissued for
 acquisition                                                                                     (278,543)   3,161,463    3,161,463
Net income                                                                            3,390,274                           3,390,274
Dividends                                                                            (1,059,264)                         (1,059,264)
                     --------- ------- ----------- ---------  --------  ----------  ----------- --------- ------------  -----------

Balance, June 30,
 2003                7,497,066 $74,970 $56,372,868 $(671,130) $ (8,813) $2,560,503  $18,635,231 2,947,275 $(24,172,200) $52,791,429
                     ========= ======= =========== =========  ========  ==========  =========== ========= ============  ===========

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Nine months ended
                                                                                                   June 30,
                                                                                            2003              2002
OPERATING ACTIVITIES:
  Net income                                                                            $   3,390,274    $   3,143,354
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Provision for loan losses                                                               1,495,000          400,000
    Depreciation of premises and equipment                                                    850,235          742,781
    Amortization of core deposit premium                                                      829,382          563,384
    Amortization of deferred loan fees                                                        (52,369)         (95,794)
    Amortization of premiums and discounts, net                                              (215,653)        (121,420)
    Net (gain) loss on sales of loans                                                      (2,429,780)        (772,513)
    Net (gain) loss on sales of securities                                                   (264,896)        (186,093)
    Net (gain) loss  on sales of branches                                                    (513,595)               -
    Increase in cash surrender value of life insurance policies                              (238,468)        (150,279)
  Change in operating assets and liabilities:
    Trading securities                                                                         15,453        1,667,493
    Accrued interest receivable                                                              (441,778)       1,298,106
    Other assets                                                                           (1,854,100)      (1,019,618)
    Deferred compensation                                                                  (1,192,146)      (1,041,188)
    Accrued expenses and other liabilities                                                   (328,033)         750,707
                                                                                        -------------    -------------
            Net cash provided (used) by operating activities                                 (950,474)       5,178,920
                                                                                        -------------    -------------

INVESTING ACTIVITIES:
  Adjustment  to acquisition of Walden/Smith Financial Group, Inc., net of cash                    -         (372,866)
  Acquisition of Southern Mortgage Corp, net of cash acquired                                       -         (849,049)
  Acquisition of Peoples Bank of Imboden, net of cash acquired                                      -        1,475,281
  Cash acquired from North Arkansas Bancshares, Inc.                                                -        2,925,033
  Cash acquired from Marked Tree Bancshares, Inc.                                           6,198,350
  Net effect of sale of branches to Bank of England                                       (14,044,395)               -
  Loan repayments, originations, and purchases, net                                       (29,064,578)         211,124
  Proceeds from sale of loans                                                              60,442,284       26,665,707
  Net (increase) decrease in FHLB Stock                                                       (41,200)       2,503,192
  Purchase of investment securities                                                      (279,482,250)     (94,913,435)
  Proceeds from sale of REO                                                                 1,797,759          775,800
  Proceeds from sale of premises and equipment                                                173,333           20,096
  Proceeds from sales, maturities and principal repayments of securities                  144,740,793       63,399,229
  Purchases of premises and equipment                                                      (2,424,563)      (1,497,867)
                                                                                        -------------    -------------
            Net cash provided (used) by investing activities                             (111,704,467)         342,245
                                                                                        -------------    -------------

                                                                     (Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Nine months ended
                                                                                            June 30,
                                                                                    2003               2002
FINANCING ACTIVITIES:
  Net increase in deposits                                                       $ 107,142,316    $  64,473,656
  Net (decrease) in repurchase agreements                                                    -         (350,000)
  Net decrease in FHLB advances                                                     (1,623,453)     (52,352,956)
  Proceeds from issuance of trust preferred securities, net of issuance costs                -        9,650,500
  Purchase of treasury shares                                                       (1,214,027)      (1,703,573)
  Issuance of RRPs                                                                      26,438                -
  Exercise of stock options                                                             30,352           60,739
  Dividends paid                                                                    (1,059,264)        (931,685)
                                                                                 -------------    -------------
      Net cash provided by financing activities                                    103,302,362       18,846,681
                                                                                 -------------    -------------
NET INCREASE (DECREASE) IN CASH                                                     (9,352,579)      24,367,846
CASH AT BEGINNING OF PERIOD                                                         34,306,598       11,145,799
                                                                                 -------------    -------------
CASH AT END OF PERIOD                                                            $  24,954,019    $  35,513,645
                                                                                 =============    =============
NON-CASH FINANCING ACTIVITIES -
  Issuance of common stock for North Arkansas Bancshares, Inc. acquisition                   -    $   4,288,650
                                                                                 =============    =============

  Reissuance of treasury stock for Marked Tree Bancshares, Inc. acquisition      $   3,161,463                -
                                                                                 =============

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The condensed consolidated balance sheet information at September 30, 2002 was derived from the audited balance sheets of Pocahontas Bancorp, Inc. (the "Company"), at September 30, 2002. The condensed consolidated financial statements at and for the nine months ended June 30, 2003 and 2002 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the nine months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

      The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2002. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, First Community Bank (the "Bank"), Pocahontas Capital Trust I and II (the "Trusts"), which are business trusts established to facilitate the issuance of the trust preferred securities; as well as the Bank's subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the "Company"). All significant intercompany transactions have been eliminated in consolidation.

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

      Stock Compensation - The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors with strike prices at or above the market value of the stock. Had compensation cost for these options been determined at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the three and nine months ended June 30, 2003 and 2002, would have been as follows:

                                                      Three-Months Ended         Nine-Months Ended
                                                           June 30,                   June 30,
                                                  ----------------------      ------------------------
                                                    2003           2002          2003          2002
Net income (in thousands):
  As reported                                       $   1,153    $   1,272     $     3,390   $  3,143
  Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of tax
  effects                                           $     (27)   $     (24)    $       (81)  $    (72)
                                                    ---------    ---------     -----------   --------
  Pro forma                                         $   1,126    $   1,248     $     3,309   $  3,071
                                                    =========    =========      ==========   ========
Earnings per share:
  Basic - as reported                               $    0.26    $    0.29     $      0.79   $   0.72
  Basic - pro forma                                 $    0.26    $    0.28     $      0.77   $   0.70
  Diluted - as reported                             $    0.26    $    0.29     $      0.78   $   0.71
  Diluted - pro forma                               $    0.25    $    0.28     $      0.76   $   0.70

      In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

      Recently Adopted Accounting Standards - In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on October 1, 2002.

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

      In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The provisions of the statement related to interim disclosures are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 for the quarter ended June 30, 2003 and has included the required disclosure in Note 1 to the unaudited consolidated financial statements.

      SFAS No. 149, Amendment of Statement 133 on derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG); (ii) reflect decisions made by the Financial Accounting Standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 is not expected to have a significant impact on the Company's financial statements.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are with its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variation in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and
      (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company, which has financial instruments of this nature, adopted this Statement on July 1, 2003. The adoption of SFAS 150 will require Company's trust preferred securities to be accounted for and reported as a liability.

      FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial statements of the Company.

      FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accountings Research Bulletin No. 51. Fin 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of the VIE entity is the entity that absorbs a majority of the controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

      The Company adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Company to deconsolidate its investment in Pocahontas Capital Trust I and Pocahontas Capital Trust II (The Trusts) in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like The Trusts, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming the Company was not allowed to include the $17.5 million in trust preferred securities issued by The Trusts in Tier I capital, the Company would still exceed the regulatory required minimum for capital adequacy purposes.

      Reclassifications - Certain amounts for the three-month and nine-month periods ended June 30, 2002 have been reclassified to conform to the presentation for the three-month and nine-month periods ended June 30, 2003.

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

      The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

                                                                 Three Months Ended                    Nine Months Ended
                                                       -------------------------------------------------------------------------
                                                        June 30, 2003      June 30, 2002      June 30, 2003      June 30, 2002
                                                       ---------------  ----------------   ----------------   ------------------
          Total weighted average basic shares
            outstanding                                      4,393,738          4,401,578      4,305,617              4,388,066
          Add dilutive effect of unexercised options            78,105             35,566         63,919                 20,741
                                                             ---------          ---------      ---------              ---------

          Total weighted average shares outstanding
            for dilutive earnings-per-share calculation      4,471,843          4,437,144      4,369,536              4,408,807
                                                             =========          =========      =========              =========

3.    DECLARATION OF DIVIDENDS

      On May 21, 2003, the Board of Directors declared an $.08 per share quarterly cash dividend for holders of record June 13, 2003. The dividend was paid July 2, 2003.

4.    BENEFIT PLANS

      Stock Option Plan - The Company's stockholders approved the 1998 Stock Option Plan ("SOP") on October 23, 1998. The SOP provides for a committee of the Company's Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company's stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of June 30, 2003, 254,000 options were outstanding.

      NARK Stock Option Plan - In connection with the acquisition of North Arkansas Bancshares, Inc. (NARK) by the Company on June 18, 2002, the outstanding options of the 1998 Stock Option and

      Incentive Plan (SOIP) of NARK were exchanged for options to purchase stock of the Company. Each outstanding option to purchase a share of NARK stock was exchanged for an option to purchase 1.515 shares of the Company's stock. The SOIP granted both incentive and non-incentive options to key employees and directors of NARK. All options granted expire one year after the employee or director ceases to maintain continuous service as an employee or director of the Company or an affiliate. The exercise price in each case equals the original exercise price divided by the exchange rate. On June 19, 2002 the exchange resulted in 30,970 outstanding options at an exercise price of $6.44 each. On June 30, 2003, 26,257 options were outstanding.

5.    ACQUISITION

      On April 30, 2003, the Company completed the acquisition of Marked Tree Bancshares ("Marked Tree") and its bank subsidiary, Marked Tree Bank, in a stock transaction valued at approximately $3.2 million. The transaction was structured as a tax-free reorganization whereby Marked Tree stockholders received 103.1004 shares of Company stock for each outstanding share of Marked Tree stock. Marked Tree is headquartered in Marked Tree, Arkansas and operates one full-service banking office. At April 30, 2003, Marked Tree had net loans receivable of $11.8 million, of which $3.5 million were classified as commercial real estate loans and $3.3 million classified as non real estate loans; total assets of $32.6 million, total deposits of $28.6 million and stockholders' equity of $3.2 million.

6.    BRANCH SALES

      On October 11, 2002, the Company sold its two branches in Carlisle and England, Arkansas to the Bank of England. The sale of the branches reflected management's decision to concentrate in the Bank's primary market area. The Company recognized a gain of approximately $0.5 million on the branch sales.

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

      As of April 1, 2003, the Company performed its annual impairment test and concluded there was no impairment to the book value of the Company's goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2004.

      As of June 30, 2003 the Company had total core deposit premiums of $11,374,598, net of accumulated amortization of $2,669,463. Core deposit intangible assets are estimated to have a useful life of 10 years.

      The Company has no identifiable intangible assets with indefinite useful lives.

      Total amortization expense for core deposit premiums was approximately $829,500 for the nine-month period ended June 30, 2003. Amortization expense for the net carrying amount of core deposit premiums at June 30, 2003, is estimated to be as follows (in thousands):

         Three months ending September 30, 2003          $   288
         Year ending September 30, 2004                    1,151
         Year ending September 30, 2005                    1,151
         Year ending September 30, 2006                    1,151
         Year ending September 30, 2007                    1,151
         After September 30, 2007                          3,813
                                                         -------
         Total                                           $ 8,705
                                                         =======


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

      At June 30, 2003, the Company's off-balance sheet arrangements principally included lending commitments, which are described below. At June 30, 2003, the Company had no interests in non-consolidated special purpose entities. At June 30, 2003, commitments included:

         Total approved loan origination commitments outstanding were $33.7 million, including $7.9 million loans committed to sell.
         Rate lock agreements with customers of $7.9 million, all of which have been locked with an investor.
         Undisbursed balances of construction loans of $4.2 million.
         Total unused lines of credit of $23.8 million.
         Outstanding letters of credit of $0.8 million.
         Total certificates of deposit scheduled to mature in one year or less of $253.5 million.

         Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

10.   ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                                Three Months Ended                Nine Months Ended
                                          -------------------------------  -------------------------------

                                           June 30, 2003   June 30, 2002    June 30, 2003   June 30, 2002
                                          --------------- ---------------  --------------- ---------------
Balance at the beginning of the period       $    3,268      $    2,551        $    3,205      $    2,542
Provision for losses                                650             200             1,495             400
Balance transferred at acquisition                  355             836               355             836
Charge-offs, net of recoveries                     (775)            (86)           (1,557)           (277)
                                             ----------      ----------        ----------      ----------
Balance at the end of the period             $    3,498      $    3,501        $    3,498      $    3,501
                                             ==========      ==========        ==========      ==========

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Stockholders of
Pocahontas Bancorp, Inc.
Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three and nine month periods ended June 30, 2003 and 2002, and stockholders' equity for the nine-month period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 8, 2002, we expressed an unqualified opinion and includes an explanatory paragraph relating to the adoption of SFAS No. 142, Goodwill and other Intangible Assets on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2002, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
August 4, 2003

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

Critical Accounting Policy - The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

Financial Condition at June 30, 2003, as compared to September 30, 2002.

General. Total assets increased to $741.0 million at June 30, 2003 from $617.0 million at September 30, 2002, an increase of $124.0 million or 20.1%. The increase was partially the result of $293.3 million of securities purchased using cash obtained from the growth in deposits, offset by the sale of $16.3 million, and principal payments and maturities of $85.0 million, which resulted in a net increase in investment securities of $150.2 million or 119.7%. The yield on average interest earning assets at June 30, 2003 was 6.40% compared to
7.19 % at September 30, 2002.

Loans receivable, net. Net loans receivable decreased to $381.7 million at June 30, 2003 from $396.1 million at September 30, 2002, a decrease of $14.4 million or 3.6%. Total nonperforming loans increased to $4.5 million at June 30, 2003 from $3.2 million at September 30, 2002, an increase of $1.3 million or 40.6%. The increase in nonperforming loans was primarily the result of a weakening economy and the Bank's shift from being a traditional single-family lending institution to diversifying into a larger percentage of commercial loans.

Loans receivable, held for sale. Loans held for sale decreased to $7.6 million at June 30, 2003 from $11.9 million at September 30, 2002, a decrease of $4.3 million or 36.1%. During the nine-month period ended June 30, 2003, the Company sold $60.4 million of loans, of which $11.9 million were classified held for sale as of September 30, 2002. Management expects to continue to sell loans in the secondary market as necessary to manage interest rate risks.

Securities available for sale. Securities available for sale increased $150.5 million, or 128.4%, to $267.9 million at June 30, 2003, from $117.3 million at September 30, 2002. This increase was the result of excess cash obtained from deposit growth used to purchase $279.4 million of securities and $13.9 million of securities obtained in the merger with Marked Tree Bancshares, offset by the principal pay down, call, sale and maturity of $145.3 million of investment securities.

Deposits. Deposits increased to $641.0 million at June 30, 2003 from $520.0 million at September 30, 2002, an increase of $121.0 million or 23.3%. The net increase in deposits was largely due to a 50+ checking account promotion that resulted in an increased deposit base, and $28.6 million of deposits obtained with the acquisition of Marked Tree Bancshares, and was partially offset by the sale of Carlisle and England, Arkansas branches that had combined deposits of $14.8 million.

Deferred compensation. Deferred compensation decreased $1.2 million or 29.3% to $2.9 million at June 30, 2003, from $4.1 million at September 30, 2002. The decrease related to a $1.3 million final payment to a retired officer and scheduled payments made to retired directors and officers in accordance with their respective retirement and severance agreements, net of a new deferred compensation agreement entered into during the period.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased $0.6 million, or 9.5%, to $6.9 million at June 30, 2003, from $6.3 million at September 30, 2002. The increase was primarily the result of a $0.7 million note payable acquired with the purchase of Marked Tree Bancshares during the period ended June 30, 2003.

Stockholders' equity. Stockholders' equity increased $5.3 million or 11.2% to $52.8 million at June 30, 2003, from $47.5 million at September 30, 2002. The increase in stockholders' equity was primarily due to net income of $3.4 million, a $1.0 million increase in unrealized gain on securities, and a $2.0 million net decrease in treasury stock, which was partially offset by dividends of $1.1 million. The $2.0 million net decrease in treasury stock is the result of the company issuing $3.2 million from treasury stock for the merger with Marked Tree Bancshares, partially offset by the repurchase of $1.2 million of the company's common stock.

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2003 and 2002.

Overview. Net income was $1.2 million for the quarter ended June 30, 2003, compared to net income of $1.3 million for quarter ended June 30, 2002, a decrease of $0.1 million or 7.7%. Basic and diluted earnings per share decreased $0.03 per share or 10.3% to $0.26 for the quarter ended June 30, 2003 compared to basic and diluted earnings per share of $0.29 for the same period last year. Net income for the nine-month period ended June 30, 2003 was $3.4 million compared to $3.1 million for the nine-month period ended June 30, 2002, an increase of $0.3 million or 9.7%. Basic earnings per share were $0.79 and diluted earnings per share were $0.78 for the nine-month period ended June 30, 2003, compared to basic earnings per share of $0.72 and diluted earnings per share of $0.71 for the same period last year.

Net interest income. Net interest income for the quarter ended June 30, 2003 was $4.4 million compared to $4.5 million for the quarter ended June 30, 2002, a decrease of $0.1 million or 2.2%. Net interest income for the nine-month period ended June 30, 2003 was $13.2 million compared to $12.1 million for the nine-month period ended June 30, 2002, an increase of $1.1 million or 9.1%. The increase in net interest income resulted from the increase in earnings due to the purchase of investment securities with cash provided by deposit growth. The increase in earnings on the loan portfolio was the result of an increase in the average loan portfolio due to the acquisitions of North Arkansas Bancshares, Peoples Bank of Imboden and Marked Tree Bancshares partially offset by a lower rate environment. Interest expense increased as a result of offering competitive rates on specific deposit products and an increased deposit portfolio balance due to the acquisitions of North Arkansas Bancshares, Peoples Bank of Imboden and Marked Tree Bancshares while interest expense on borrowed funds decreased during the period compared to the same period last year, due to a decrease in borrowings. The Company's net interest rate spread was 2.79 % for the three months ended June 30, 2003 compared to 3.74% for the three months ended June 30, 2002. Net interest margin was 2.71% for the three months ended June 30, 2003 compared to 3.67% for the three months ended June 30, 2002. The Company's net interest rate spread was 3.16% for the nine months ended June 30, 2003 compared to 3.68% for the nine months ended June 30, 2002. Net interest margin was 3.06% for the nine months ended June 30, 2003 compared to 3.64% for the nine months ended June 30, 2002. The decrease was primarily due to lower yields on average interest earning assets for the periods ended June 30, 2003 compared to the same periods last year.

Average Balance Sheets (Dollars in Thousands)

                                         Three Months Ended June                     Three Months Ended June
                                                2003                                         2002
                                    ----------------------------------        -----------------------------------

                                                              Average                                    Average
                                       Average                 Yield/             Average                 Yield/
                                       Balance     Interest     Cost              Balance      Interest   Cost
                                    ----------------------------------        -----------------------------------
Interest-earning assets:  (1)
  Loan receivable, net    (6)        $ 384,739    $   6,408     6.66%           $ 352,763    $   6,557     7.44%
  Investment securities                260,043        2,978     4.58%             133,700        2,117     6.33%
                                     ---------    ---------    -----            ---------    ---------   ------

            Total interest-
              earning assets           644,782        9,386     5.82%             486,463        8,674     7.13%

Noninterest-earning cash                36,639                                     26,445

Other noninterest-
  earning assets                        43,089                                     40,471
                                     ---------                                  ---------

            Total assets               724,510                                    553,379
                                     =========                                  =========
Interest-bearing liabilities:
  Demand deposits                    $ 308,605    $   1,763     2.29%           $ 106,455    $     544     2.04%
  Time deposits                        316,004        2,668     3.38%             328,018        2,792     3.40%
  Borrowed funds (5)                    20,538          260     5.06%              45,452          543     4.78%
  Trust Preferred                       16,914          319     7.54%              16,893          336     7.96%
                                     ---------    ---------    -----            ---------    ---------   ------

            Total interest-
              bearing liabilities      662,061        5,010     3.03%             496,818        4,215     3.39%
                                     ---------    ---------    -----            ---------    ---------   ------

Noninterest-bearing
  liabilities (2)                       10,448                                      9,364
                                     ---------                                  ---------

            Total liabilities          672,509                                    506,182


Stockholders' equity                    52,001                                     47,197
                                     ---------                                  ---------

            Total liabilities and
              stockholders' equity   $ 724,510                                  $ 553,379
                                     =========                                  =========
Net interest income                               $   4,376                                  $   4,459
                                                  =========                                  =========
Net interest rate spread (3)                                    2.79%                                      3.74%
                                                             =======                                    =======
Interest-earning assets and
  net interest margin (4)            $ 644,782                  2.71%           $ 486,463                  3.67%
                                     =========               =======            =========               =======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                 97.39%                                     97.92%
                                                             =======                                    =======



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

Average Balance Sheets (Dollars in Thousands)

                                       Nine Months Ended June             Year Ended September           Nine Months Ended June
                                             2003                               2002                             2002
                                -------------------------------  -------------------------------  ----------------------------------
                                                       Average                           Average                             Average
                                Average                 Yield/     Average                Yield/     Average                  Yield/
                                Balance    Interest     Cost       Balance    Interest    Cost       Balance     Interest     Cost
                                -------    --------     ----       -------    --------    ----       -------     --------     ----
Interest-earning assets:  (1)
  Loan receivable, net    (6)  $ 395,031   $  20,065     6.77%   $ 353,585   $ 26,664     7.54%   $ 339,886    $  19,308     7.57%
  Investment securities          181,162       7,601     5.59%     121,083      7,443     6.15%     103,271        5,165     6.67%
                               ---------   ---------     ----    ---------   --------     ----    ---------    ---------     ----
       Total interest-
        earning assets           576,193      27,666     6.40%     474,668     34,107     7.19%     443,157       24,473     7.36%

Noninterest-earning cash          28,271                            20,559                           15,136
Other noninterest-
  earning assets                  49,632                            39,201                           44,228
                               ---------                         ---------                        ---------

       Total assets              654,096                           534,428                          502,521
                               =========                         =========                        =========

Interest-bearing liabilities:
  Demand deposits              $ 248,311   $   4,077     2.19%   $ 147,789   $  1,988     1.35%   $ 130,292    $   1,187     1.21%
  Time deposits                  307,220       8,556     3.71%     274,805     11,976     4.36%     255,413        8,692     4.54%
  Borrowed funds (5)              22,338         843     5.03%      39,495      1,987     5.03%      49,346        1,575     4.26%
  Trust Preferred                 16,906         975     7.69%      16,087      1,249     7.76%      13,173          911     9.22%
                               ---------   ---------     ----    ---------   --------     ----    ---------    ---------     ----
       Total interest-
        bearing liabilities      594,775      14,451     3.24%     478,176     17,200     3.60%     448,224       12,365     3.68%
                               ---------   ---------     ----    ---------   --------     ----    ---------    ---------     ----
Noninterest-bearing
  liabilities (2)                 10,295                             9,959                            9,144
                               ---------                         ---------                        ---------

       Total liabilities         605,070                           488,135                          457,368

Stockholders' equity              49,026                            46,293                           45,153
                               ---------                         ---------                        ---------

       Total liabilities and
        stockholders' equity   $ 654,096                         $ 534,428                        $ 502,521
                               =========                         =========                        =========

Net interest income                        $  13,215                         $ 16,907                          $  12,108
                                           =========                         ========                          =========
Net interest rate spread (3)                             3.16%                            3.59%                              3.68%
                                                         ====                             ====                               ====

Interest-earning assets and
  net interest margin (4)      $ 576,193                 3.06%   $ 474,668                3.56%   $ 443,157                  3.64%
                               =========                 ====    =========                ====    =========                  ====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                          96.88%                           99.27%                             98.87%
                                                        =====                            =====                              =====

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

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the nine-month period ended June 30, 2003, compared to the nine-month period ended June 30, 2002.

                                                       Rate/Volume Analysis (in thousands)
                                                 Nine-Month Period Ended June 30, 2003 vs. 2002
                                                                Increase/(Decrease)
                                                                      Due to
                                                 ----------------------------------------------
                                                                                      Total
                                                                            Rate/     Increase
                                                   Volume      Rate        Volume    (Decrease)
                                                 ---------  ---------    ---------    ---------
       Interest income:
         Loan Receivable                         $  4,174   $ (2,719)    $   (698)    $    757
         Investment securities                      5,195     (1,115)      (1,644)       2,436
                                                 --------   --------     --------     --------
       Total interest earning assets                9,369     (3,834)      (2,342)       3,193

       Interest expense:
         Deposits                                   5,808     (1,504)      (1,550)       2,754
         Borrowed funds                            (1,234)       550           16         (668)
                                                 --------   --------     --------     --------
       Total interest bearing liabilities           4,574       (954)      (1,534)       2,086
                                                 --------   --------     --------     --------
       Net change in net interest income         $  4,795   $ (2,880)    $   (808)       1,107
                                                 ========   ========     ========

       Change in provision for loan losses                                               1,095
                                                                                      --------
       Net change after provision                                                     $     12
                                                                                      ========

Provision for Loan Losses. Provision for loan losses was $0.7 million the quarter ended June 30, 2003, compared to $0.2 million for the quarter ended June 30, 2002 an increase of $0.5 million or 250.0%. Provision for loan losses increased to $1.5 million for the nine-month period ended June 30, 2003 compared to $0.4 million for the nine-month period ended June 30, 2002, an increase of $1.1 million or 275.0%. The increase in the provision for loan loss was a result of a weakening economy and the Bank's shift from being a traditional single-family lending institution to diversifying into a larger percentage of commercial loans and the corresponding increase in reserve requirements.

Non-Interest income. Non-interest income increased to $2.4 million for the quarter ended June 30, 2003 compared to $1.5 million for the quarter ended June 30, 2002, an increase of $0.9 million or 60.0%. Non- interest income increased to $6.7 million for the nine-month period ended June 30, 2003 compared to $3.9 million for the nine-month period ended June 30, 2002, an increase of $2.8 million or 71.8%. The increase in non-interest income was primarily the result of an increase in gain on sale of loans, a trading gain on the equity securities and a $0.5 million gain on the sale of the Company's Carlisle and England offices during the nine-month period ended June 30, 2003.

Operating expense. Total operating expenses were $4.4 million for the quarter ended June 30, 2003, compared to $3.8 million for quarter ended June 30, 2002, an increase of $0.6 million or 15.8%. Total operating expenses increased to $13.2 million for the nine-month period ended June 30, 2003, compared to $10.8 million for the nine-month period ended June 30, 2002, an increase of $2.4 million or 22.2%. The increase in operating expenses compared to last year was primarily the result of increased operating expenses associated with the growth of the Company due to the acquisitions of Peoples Bank of Imboden, North Arkansas Bancshares and Marked Tree Bancshares.

Non-performing Loans and Loan Loss Provisions

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing allowances. A provision of $1.5 million was made during the nine month period ended June 30, 2003. Total nonperforming loans increased to $4.3 million at June 30, 2003 from $3.2 million at September 30, 2002, an increase of $1.1 million.

Over the last twenty-four months, the Company has completed acquisitions of four separate banks, which had the result of increasing commercial loans by $99.6 million. The Company expects that we will continue to diversify our loan portfolio from being a traditional single-family lending institution to an increase in the percentage of commercial loans through originations or additional whole bank acquisitions. The increases in commercial loans associated with the acquisitions have resulted in an increase of $2.7 million of nonperforming commercial loans during that twenty-four month period. We believe that the increase in non-performing commercial loans is a result of the weakening economy and due to commercial loans having a higher degree of risk of uncollectability than single-family loans. Approximately, $2.0 million of loan loss allowance on the commercial loans was transferred with these bank acquisitions. Additionally, $1.5 million in charge offs have been recorded in connection with the loans acquired in these acquisitions.

The Company's allowance for loan losses was $3.5 million at June 30, 2003, or 0.90% of total loans, compared with $3.2 million or 0.78% of total loans, at September 30, 2002, and $3.5 million or 0.88% of total loans, at June 30, 2002. Based on presently available information, management believes that the current allowance for loan losses is adequate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

                                                                        June 30, 2003       September 30, 2002
                                                                      -----------------    --------------------
                                                                               (Dollars in Thousands)
       Nonperforming loans:
         Single family mortgage                                          $    2,060              $    1,744
         Other mortgage loans                                                 1,397                     546
         Other loans                                                            793                     893
                                                                         ----------              ----------
              Total nonperforming loans:                                      4,250                   3,183

       Total real estate owned and repossessed assets (1)                     1,180                   1,707
                                                                         ----------              ----------
       Total non-performing assets                                       $    5,430              $    4,890
                                                                         ==========              ==========

       Total nonperforming loans to total loans receivable                     1.09%                   0.78%
       Total nonperforming loans to total assets                               0.57%                   0.52%
       Total nonperforming assets to total assets                              0.73%                   0.80%

          (1) Net of valuation allowances

It is the policy of the Company to place loans 90 days or more past due on a non-accrual status by establishing a specific interest reserve that provides for a corresponding reduction in interest income. Delinquent loans 90 days or more past due increased $1.1 million or 40.6% between September 30, 2002 and June 30, 2003 to $4.3 million from $3.2 million. The balance of the specific interest reserve on non-accrual loans remained $0.3 million on September 30, 2002 and June 30, 2003.

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

         Changes in                                                          Change in NPV
       Interest Rates                                                      as a Percentage of
       in Basis Points          Net Portfolio Value                         Estimated Market
                         -----------------------------------
        (Rate Shock)       Amount     $ Change     % Change       Ratio      Value of Assets
      -----------------  ----------  -----------  -----------    -------    -----------------
           +300 bp        $43,808     $(17,547)     (28.6)%       7.30%       (2.48) %

           +200 bp         51,699       (9,656)     (15.7)%       8.46%       (1.32) %

           +100 bp         58,442       (2,913)      (4.7)%       9.41%       (0.37) %

              0 bp         61,355            -          0%        9.78%           -

           -100 bp         60,912         (443)      (0.7)%       9.67%       (0.11) %

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

       Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

       (b)    Changes in internal controls.

       There has been no change made in the Company's internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports

(a) Exhibits

Exhibit No. 31.1 - Written statement of President and Chief Executive Officer.

Exhibit No. 31.2 - Written statement of Chief Financial Officer

(b) Reports

On April 24, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 9 "Regulation FD Disclosure" that the Company had released earnings for the three and six month periods ended on March 30, 2003. Financial statements were filed as an exhibit to the report.

On May 2, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 5 "Other Events" that the Company had upon receipt of all regulatory and stockholder approvals completed the acquisition of Marked Tree Bancshares. No financial statements were required to be filed with this report. The Agreement and Plan of Merger dated November 27, 2002, along with the April 30, 2003 was filed as an exhibit to the report.

On June 20, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 5 "Other Events" that the Company had entered into an agreement to sell the branch office of First Community Bank located in Brinkley, Arkansas, to the Bank of Brinkley, headquartered in Brinkley, Arkansas. No financial statements were required to be filed with this report. The June 5, 2003, press release was filed as an exhibit to the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POCAHONTAS BANCORP, INC.

Date:  August 14, 2003                  /s/ Dwayne Powell
       ---------------                  ---------------------------------------
                                         Dwayne Powell
                                         President and Chief Executive Officer


Date:  August 14, 2003                  /s/ Terry Prichard
       ---------------                  ---------------------------------------
                                         Terry Prichard
                                         Chief Financial Officer