Form 10-K
period 2003-09-30
POCAHONTAS BANCORP INC
filed 2003-12-23
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File #0-23969

POCAHONTAS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0806097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1700 E. Highland, Jonesboro, AR	72401
(Address of Principal Executive Offices)	Zip Code

(870) 802-1700

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

(Title of Class)

Name of Each Exchange on which Registered: NASDAQ National Market System

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒.    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by the Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of December 19, 2003, there were issued and outstanding 4,549,791 shares of the Registrant’s Common Stock. Such shares were listed on the NASDAQ National Market System.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on December 12, 2003, was $41,314,917. This amount does not include shares held by the Employee Stock Ownership Plan of First Community Bank (the Registrant’s subsidiary), by executive officers and directors, and by the Registrant as treasury stock.

Documents Incorporated By Reference: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1	BUSINESS

General

Pocahontas Bancorp, Inc. (the “Registrant” or the “Company”) was organized in March 1998 to be the holding company for First Community Bank (the “Bank”), a federally chartered savings and loan association headquartered in Jonesboro, Arkansas. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Savings Association Insurance Fund (“SAIF”). The Company is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). The Company’s main office is located at 1700 E. Highland Drive, Jonesboro, Arkansas, and its telephone number is 870-802-1700.

The Company was organized in conjunction with the mutual-to-stock conversion of the Bank’s majority stockholder, Pocahontas Bancorp, MHC, a federal mutual holding company, in March 1998. In this “second step” conversion, 3,570,750 shares of the Company’s common stock were sold in a subscription and community offering at $10.00 per share, and the outstanding common stock of the Bank was exchanged for Company common stock at a ratio of 4.0245 to one.

On May 15, 2001, the Company acquired Walden/Smith Financial Group, Inc. (“Walden”) and its wholly-owned bank subsidiary, First Community Bank (“FCB”). As part of the acquisition, Walden’s stockholders received an aggregate of $27.4 million in cash for all of the issued and outstanding common stock of Walden. In connection with the acquisition, the Company’s savings bank subsidiary, Pocahontas Federal Savings and Loan Association, changed its name to First Community Bank. In addition, the Company moved its corporate headquarters to Jonesboro, Arkansas.

On May 31, 2002, the Company’s subsidiary, First Community Bank acquired Peoples Bank of Imboden, an Arkansas bank subsidiary of Spring Rivers Bancshares, Inc., in a cash merger valued at approximately $8.4 million. Peoples Bank, which had assets of $71.6 million, was headquartered in Imboden, Arkansas, and operated four full-service banking offices.

On June 18, 2002, the Company acquired North Arkansas Bancshares, Inc., the holding company for Newport Federal Savings Bank, for $15.00 per share, or $4.3 million in the aggregate in a stock- for- stock exchange. Newport Federal Savings Bank was a savings bank located in Newport, Arkansas with $37.0 million in total assets at September 30, 2001.

On October 11, 2002, the Company sold its banking offices in Carlisle and England, Arkansas to Bank of England.

On April 30, 2003, the Company completed the acquisition of Marked Tree Bancshares (“Marked Tree”) and its bank subsidiary, Marked Tree Bank, in a stock transaction valued at approximately $3.2 million. The transaction was structured as a tax-free reorganization whereby Marked Tree stockholders received 103.1004 shares of Company stock for each outstanding share of Marked Tree stock. Marked Tree was headquartered in Marked Tree, Arkansas and operated one full-service banking office. At April 30, 2003, Marked Tree had total assets of $32.6 million.

On August 15, 2003, the Company sold its banking offices in Brinkley, Arkansas to Bank of Brinkley.

The Bank is a community-oriented savings institution that operates 20 full-service offices in its market area consisting of Northeast Arkansas. The Bank is primarily engaged in the business of originating single-family residential mortgage loans, commercial real estate loans and commercial business loans funded with deposits and Federal Home Loan Bank (“FHLB”) advances.

The Bank’s operations are affected by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. Deposit flows and the cost of interest-bearing liabilities (“cost of funds”) to the Bank are affected by interest rates on competing investments and general market interest rates. Similarly, the Bank’s loan volume and yields on loans and investment securities and the level of prepayments on such loans and investment securities are affected by market interest rates, as well as by additional factors affecting the supply of and demand for housing and the availability of funds.

Employees

The Company and its affiliates employed 221 full-time equivalent employees at September 30, 2003, compared to 169 and 216 at September 30, 2002 and 2001, respectively. The number of full-time equivalent employees has increased primarily as a result of the acquisitions of 2003, 2002 and 2001. We believe that we have been successful in attracting quality employees and that our employee relations are good.

Available Information

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available as soon as reasonably practicable free of charge on or through its website located at fcb-online.com after filing with the United States Securities and Exchange Commission.

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

The Bank competes for mortgage loan originations with thrift institutions, banks and mortgage companies, including many large financial institutions, which have greater financial and marketing resources available to them. Primary competitive factors include service quality and speed, relationships with builders and real estate brokers, and rates and fees.

The Bank believes that it has been able to compete effectively in its principal markets, and that competitive pressures have not materially interfered with the Bank’s ongoing operations.

Lending Activities

Loan Portfolio Composition. The Bank’s net loan portfolio including loans held for sale, consists primarily of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate loans. At September 30, 2003, the Bank’s net loan portfolio totaled $389.0 million, of which $139.3 million, or 35.8% were single-family residential real estate mortgage loans, $1.4 million, or 0.4% was multifamily residential real estate loans, $20.5 million, or 5.3% were agricultural real estate loans, and $113.9 million, or 29.2%, were commercial real estate loans (including land loans). Additionally, the Bank’s loans at September 30, 2003 included commercial business loans (i.e., crop production, equipment and inventory loans), which totaled $67.7 million, or 17.3%, of the Bank’s net loan portfolio as of September 30, 2003. Other loans, including automobile loans and loans collateralized by deposit accounts totaled $53.9 million, or 13.9% of the Bank’s net loan portfolio as of September 30, 2003. The composition of the Bank’s loan portfolio has changed since 2000 due to acquisitions, with a larger percentage of loans in the commercial real estate and non-real estate loans. The 2001 acquisition of First Community Bank included $43.1 million of commercial real estate and $59.1 million in non-real estate loans. In 2002, the Bank completed two acquisitions; the acquisition of People’s Bank of Imboden included $7.1 million in commercial real estate and $24.2 million in non-real estate loans; the North Arkansas Bancshares, Inc. included $2.7 million in commercial real estate and $2.6 million in non-real estate loans. During the fiscal year ended September 30, 2003, the Company completed the acquisition of Marked Tree Bancshares, Inc, which included $3.5 million in commercial real estate and $3.2 million in non-real estate loans. The Company intends to continue to increase its commercial loan portfolio through originations in future periods; it expects that significant increases in such loans may well require further whole bank acquisitions.

Analysis of Loan Portfolio

Set forth below is selected data relating to the composition of the Bank’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

	At September 30
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
							(Dollars in Thousands)
Real estate loans:
Single-family residential	$139,365	35.8%	$188,113	46.1%	$175,977	50.4%	$175,625	75.0%	$173,592	79.7%
Multifamily residential	1,384	0.4	1,194	0.3	826	0.2	1,163	0.5	1,024	0.5
Agricultural	20,467	5.3	17,342	4.2	14,386	4.1	7,360	3.1	6,878	3.2
Commercial	113,855	29.2	91,298	22.4	73,282	21.0	25,730	11.0	23,296	10.7

Total real estate loans	275,071	70.7	297,947	73.0	264,471	75.7	209,878	89.6	204,790	94.1
Other loans:
Savings account loans	6,538	1.7	6,808	1.7	5,166	1.5	1,665	0.7	1,528	0.7
Commercial business (1)	67,747	17.3	64,524	15.8	65,432	18.8	12,555	5.3	10,932	5.0
Other (2)	47,354	12.2	46,459	11.4	17,551	5.0	13,610	5.8	8,112	3.7

Total other loans	121,639	31.2	117,791	28.9	88,149	25.3	27,830	11.8	20,572	9.4

Total loans receivable	396,710	101.9	415,738	101.9	352,620	101.0	237,708	101.4	225,362	103.5
Less:
Undisbursed loan proceeds	3,413	0.9	4,243	1.0	416	0.1	1,345	0.6	5,753	2.6
Unearned discount and net
deferred loan fees	227	0.1	209	0.1	286	0.1	264	0.1	287	0.1
Allowance for loan losses	4,068	0.9	3,205	0.8	2,542	0.8	1,682	0.7	1,612	0.8

Total loans receivable, net	$389,002	100.0%	$408,081	100.0%	$349,376	100.0%	$234,417	100.0%	$217,710	100.0%

(1)	Includes crop-production loans, livestock loans and equipment loans.
(2)	Includes second mortgage loans, unsecured personal lines of credit and automobile loans.

Loan Maturity Schedule. The following table sets forth certain information as of September 30, 2003, regarding the dollar amount of gross loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	Within 1 Year	1-3 Years	3-5 Years	5-10 Years	10-20 Years	Beyond 20 Years	Total
	(In Thousands)
Fixed rate loans	$102,456	$61,868	$90,563	$14,829	$17,248	$4,029	$290,993
Variable rate loans	$11,794	$5,508	$11,854	$9,627	$25,799	$41,135	$105,717

Total	$114,250	$67,376	$102,417	$24,456	$43,047	$45,164	$396,710

The following table sets forth at September 30, 2003, the dollar amount of all fixed rate and adjustable rate loans due after September 30, 2004.

	Fixed	Adjustable	Total
	(in Thousands)
Single-family residential	$45,568	$75,679	$121,247
Multifamily residential	711	581	1,292
Agricultural	13,812	241	14,053
Commercial	73,825	11,645	85,470
Commercial business	28,075	1,497	29,572
Other	26,546	4,280	30,826

Total	$188,537	$93,923	$282,460

Single-Family Residential Real Estate Loans. One of the Bank’s primary lending activities is the origination of single-family, owner-occupied, residential mortgage loans collateralized by properties located in the Bank’s market area. The Bank generally does not originate single-family residential loans collateralized by properties outside of its market area. However, the Bank has been an active purchaser of single-family loans from outside the Bank’s primary market area. At September 30, 2003, the Bank had $139.4 million, or 35.8%, of its total net loan portfolio invested in single-family residential mortgage loans, substantially all of which were collateralized by properties located in the Bank’s market area or in counties contiguous with the Bank’s market area.

The Bank’s single-family, fixed rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans for resale in the secondary mortgage market. The Bank generally retains adjustable rate mortgage (“ARM”) loans that it originates. Whether the Bank can or will sell fixed rate loans, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank’s current interest rate risk analysis. At September 30, 2003 loans held for sale were $3.1 million and at September 30, 2002 loans held for sale were $11.9 million. During the fiscal years ended September 30, 2003 and 2002, the Bank sold into the secondary market $79.1 million and $37.2 million, respectively, of single-family, fixed rate, residential mortgage loans, generally from current period originations. The Bank retained the servicing rights on loans sold in fiscal year 2003 and 2002. The servicing rights asset, which was $0.7 million and $0.2 million as of September 30, 2003 and 2002, respectively, is included in other assets in the consolidated financial statements.

The Bank currently offers single-family residential mortgage loans with terms typically ranging from 10 to 30 years, and with adjustable or fixed interest rates. Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank’s single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. Accordingly, estimates of the average length of single-family loans that remain outstanding cannot be made with any degree of accuracy.

Originations of fixed-rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank’s interest rate risk analysis, and loan products offered by the Bank’s competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed rate loans to ARM loans. However, management’s strategy is to emphasize ARM loans, and the Bank has been successful in maintaining a level of ARM loan originations acceptable to management.

The Bank’s ARM loans are generally for terms of 30 years, with interest rates that adjust annually. The Bank establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. The Bank’s current index on its ARM loans is the one-year constant maturity treasury (“CMT”) rate for one-year ARM loans, a three-year CMT rate for three-year ARM loans, and a five-year CMT rate for five-year ARM loans, plus a range of margin of 225 to 300 basis points, subject to change based on market conditions. The Bank determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated.

The primary purpose of offering ARM loans is to make the Bank’s loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Bank’s credit risk associated with its ARM loans is reduced because of the lifetime interest rate adjustment limitations on such loans. However, interest rate caps and the changes in the CMT rate, which is a lagging market index to which the Bank’s ARM loans are indexed, may reduce the Bank’s net earnings in a period of rising market interest rates.

The Bank’s single-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed rate mortgage loan portfolio.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and a lower percentage for other real estate loans, depending on the type of loan. The Bank’s lending policies limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 90% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Bank generally requires fire and casualty insurance, as well as title insurance, on all properties securing real estate loans made by the Bank.

Multifamily Residential Real Estate Loans. Although the Bank does not emphasize multifamily residential loans and has not been active recently in this area, the Bank has originated loans collateralized by multifamily residential real estate. Such loans constituted approximately $1.4 million, or 0.4% of the Bank’s total net loan portfolio on September 30, 2003, compared to $1.2 million, or 0.3% of the Bank’s total net loan portfolio at September 30, 2002, $0.8 million, or 0.2%, of the Bank’s total net loan portfolio at September 30, 2001, $1.2 million, or 0.5%, of the total net loan portfolio at September 30, 2000, and $1.0 million, or 0.5%, of the total net loan portfolio at September 30, 1999. The Bank’s multifamily real estate loans are primarily collateralized by multifamily residences, such as apartment buildings. Multifamily residential real estate loans are offered with fixed and adjustable interest rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed interest rate loans generally have five-to-seven-year terms with a balloon payment based on a 15 to 25 year amortization schedule.

Loans collateralized by multifamily real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and carry individually larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans collateralized by multifamily real estate typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Agricultural Real Estate Loans. In recent years the Bank has increased its originations of agricultural real estate loans for the purchase of farmland in the Bank’s market area. Loans collateralized by farmland constituted approximately $20.5 million or 5.3%, of the Bank’s total net loan portfolio at September 30, 2003, compared to $17.3 million, or 4.2%, $14.4 million, or 4.1%, $7.4 million, or 3.1%, and $6.9 million, or 3.2%, of the Bank’s total net loan portfolio at September 30, 2002, 2001, 2000, and 1999, respectively.

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

Commercial Real Estate Loans. Loans collateralized by commercial real estate, including land loans, constituted approximately $113.9 million, or 29.2% of the Bank’s total net loan portfolio at September 30, 2003, compared to $91.3 million, or 22.4%, $73.3 million, or 21.0%, $25.7 million, or 11.0%, and $23.3 million, or 10.7%, of the Bank’s total net loan portfolio at September 30, 2002, 2001, 2000, and 1999, respectively. The increase in these loans during fiscal 2001 was primarily due to the acquisition of FCB, which had approximately $44.8 million in commercial real estate loans; the continued growth in 2002 and 2003 is due to the Company’s diversification from a traditional single-family lending institution to an increase in the commercial loan market. The Bank’s commercial real estate loans are collateralized by property such as office buildings, churches and other nonresidential buildings. At September 30, 2003, substantially all of the Bank’s commercial real estate loans were collateralized by properties located within the Bank’s market area.

Commercial real estate loans currently are offered with fixed rates only and are structured in a number of different ways depending upon the circumstances of the borrower and the nature of the project. Fixed rate loans generally have five-to-seven year terms with a balloon payment based on a 15 to 25 year amortization schedule.

Loans collateralized by commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the greater difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans collateralized by commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial Business Loans. In recent years, the Bank has emphasized the origination of commercial business loans, which include equipment, inventory and crop production loans. Such loans comprised $67.7 million, or 17.3% of the Bank’s total net loan portfolio at September 30, 2003, as compared to $64.5 million, or 15.8%, $65.4 million, or 18.8%, $12.6 million, or 5.3%, and $10.9 million, or 5.0%, of the Bank’s total net loan portfolio at September 30, 2002, 2001, 2000, and 1999, respectively. Commercial business loans are offered primarily on a fixed rate basis with maturities generally of less than five years.

As with agricultural real estate loans, agricultural operating loans involve a greater degree of risk than residential mortgage loans because the payments on such loans are dependent on the successful operation or management of the farm property for which the operating loan is utilized. See “Agricultural Real Estate Loans” for the various risks associated with agricultural operating loans.

Other Loans. The Bank originates various consumer loans, including automobile, deposit account loans and second mortgage loans, principally in response to customer demand. As of September 30, 2003, such loans totaled $53.9 million, or 13.9% of the Bank’s total net loan portfolio as compared to $53.3 million, or 13.1%, $22.7 million, or 6.5%, $15.3 million, or 6.5%, and $9.6 million, or 4.4%, of the Bank’s total net loan portfolio as of September 30, 2002, 2001, 2000, and 1999, respectively. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Bank’s originations, purchases and sales of loans, including loans held for sale, and mortgage-backed securities for the periods indicated.

	Year Ended September 30
	2003	2002	2001	2000	1999
	(In Thousands)
Total loans receivable, net at beginning of year	$408,081	$349,376	$234,417	$217,710	$193,728
Loans originated:
Real estate:
Single-family residential	87,843	93,072	37,264	38,629	53,499
Multifamily residential	313	—	—	—	180
Commercial	55,255	41,130	28,367	6,346	13,708
Agricultural	39,287	27,100	920	1,766	2,317
Other:
Commercial business	19,140	18,324	24,305	11,650	11,102
Savings account loans	5,102	6,310	3,387	1,649	1,580
Other	18,462	22,558	27,234	10,316	7,504

Total loans originated	225,402	208,494	121,477	70,356	89,890
Loans purchased	20,041	76,676	139,094	4,333	10,552
Loans sold	(79,097)	(28,469)	(21,786)	(635)	(1,765)
Loans transferred to REO	(2,119)	(2,312)	(1,603)	(948)	(943)
Loans to facilitate the sale of REO	(1,533)	(1,471)	(806)	(505)	(513)
Loan repayments	(182,495)	(194,449)	(121,571)	(55,989)	(73,239)
Other loan activity (net)	722	236	154	95	—

Total loans receivable, net at end of year	$389,002	$408,081	$349,376	$234,417	$217,710

Mortgage-backed securities, net at beginning of year	$104,835	$37,090	$86,930	$191,125	$151,970
Purchases	239,594	106,121	400	—	65,737
Sales	(88)	(19,256)	(41,459)	(91,600)	(1,205)
Fair value adjustment	(1,024)	745	2,144	(2,005)	(1,222)
Repayments	(127,375)	(20,183)	(11,194)	(10,831)	(24,431)
Discount amortization	130	318	269	241	276

Mortgage-backed and related securities, net at end of year	$216,072	$104,835	$37,090	$86,930	$191,125

Total loans receivable, net, and mortage-backed and related securities, net, at end of year	$605,074	$512,916	$386,466	$321,347	$408,835

Loans to One Borrower. The maximum loans that a savings association may make to one borrower or a related group of borrowers is 15% of the savings association’s unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is collateralized by readily marketable collateral (generally, financial instruments and bullion, but not real estate).

Asset Quality

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Depending upon the type of loan, late notices are sent and/or personal contacts are made. In most cases, deficiencies are cured promptly. While the Bank generally prefers to work with borrowers to resolve such problems, when a mortgage loan becomes 90 days delinquent, the Bank generally institutes foreclosure or other proceedings, as necessary, to minimize any potential loss. Real estate that the Company obtains as a result of these proceedings is classified as real estate owned (“REO”) until such time as it is sold. REO is initially recorded at its estimated fair value, less estimated selling expenses. Management periodically performs valuations, and any subsequent decline in estimated fair value is charged to operations.

Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. These “loss” assets are charged against the allowance for loan losses in the period management believes the uncollectibility of a loan balance is confirmed. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal regulators, who can order the establishment of additional general or specific loss allowances.

The following table sets forth the aggregate amount of the Bank’s classified assets at the dates indicated.

	At September 30
	2003	2002	2001	2000	1999
	(In Thousands)
Substandard assets	$8,150	$4,166	$5,435	$2,093	$2,905
Doubtful assets	915	—	597	359	—

Total classified assets	$9,065	$4,166	$6,032	$2,452	$2,905

Non-performing Loans, Allowance for Loan Losses and Loan Loss Provisions. The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in the Company’s loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing allowances.

During the fiscal years ended September 30, 2003, 2002, 2001, 2000, and 1999, the Bank added $2,595,000, $900,000, $200,000, $120,000, and $0, respectively, to its allowance for loan losses. The Bank’s allowance for loan losses totaled $4.1 million, or 1.0% of total loans, $3.2 million, or 0.8% of total loans, $2.5 million, or 0.7% of total loans, $1.7 million, or 0.7% of total loans, and $1.6 million, or 0.7% of total loans, at September 30, 2003, 2002, 2001, 2000, and 1999, respectively. Net charge offs totaled $2.1 million or 0.5% of total loans, $1.1 million or 0.3% of total loans, $0.9 million or 0.3% of total loans, $0.05 million or 0.02% of total loans and $0.1 million or 0.03% of total loans for the years ended September 30, 2003, 2002, 2001, 2000, and 1999, respectively. Total nonperforming loans increased to $5.6 million at September 30, 2003 from $3.2 million at September 30, 2002, an increase of $2.4 million. Based on presently available information, management believes that the current allowance for loan losses is adequate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the last three fiscal years, the Company has completed acquisitions of four separate banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $5.6 million in nonperforming loans as of September 30, 2003, $4.2 million, or 75% are loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $2.2 million due to the acquisitions, we believe that the increase in non-performing commercial loans is a result of the weakening economy and due to commercial loans having a higher degree of risk of uncollectability than single-family loans. Approximately, $2.0 million of loan loss allowance on the loans was transferred with these bank acquisitions. Additionally, $2.5 million in charge offs have been recorded in connection with the loans acquired in these acquisitions.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due increased $2.4 million or 75.0% between September 30, 2002 and September 30, 2003 to $5.6 million from $3.2 million. The interest income not recognized by the Company on the non-accrual loans was $0.4 million, $0.3 million, $0.4 million, $0.1 million, and $0.1 million for the years ended September 30, 2003, 2002, 2001, 2000 and 1999, respectively. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Bank at the dates indicated.

	At September 30
	2003	2002	2001	2000	1999
	(Dollars In Thousands)
Nonperforming loans:
Single-family residential real estate	$2,383	$1,744	$1,883	$1,477	$1,302
All other real estate loans	1,985	546	2,988	485	10
Other loans	1,242	893	1,454	54	66

Total delinquent loans	5,610	3,183	6,325	2,016	1,378
Total real estate owned	876	1,707	1,342	646	261

Total nonperforming assets	$6,486	$4,890	$7,667	$2,662	$1,639

Total loans delinquent 90 days or more to net loans receivable	1.44%	0.78%	1.81%	0.86%	0.63%
Total loans delinquent 90 days or more to total assets	0.74%	0.52%	1.30%	0.50%	0.28%
Total nonperforming loans and REO to total assets	0.85%	0.80%	1.58%	0.66%	0.34%

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance to provide for incurred but not yet realized losses. The Company reviews its loans for impairment on a quarterly basis. Impairment is determined by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement. If a loan is determined to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or by use of the observable market price of the loan or fair value of collateral if the loan is collateral dependent. Throughout the year management estimates the level of probable losses to determine whether the allowance for loan losses is appropriate considering the estimated losses existing in the portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined by management to be appropriate relative to losses. The allowance for loan losses is increased by charges to income (provisions) and decreased by charge-offs, net of recoveries.

Management’s periodic evaluation of the appropriateness of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Company considers the characteristics of (1) one-to-four family residential first mortgage loans; (2) automobile loans and; (3) consumer and home improvement loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type and then applying a loss factor to the remaining pool balance based on several factors including classification of the loans as to grade, past loss experience, inherent risks, economic conditions in the primary market areas and other factors which usually are beyond the control of the Company. Those segregated specific loans are evaluated using the present value of future cash flows, usually determined by estimating the fair value of the loan’s collateral reduced by any cost of selling and discounted at the loan’s effective interest rate if the estimated time to receipt of monies is more than three months.

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

Estimates of the probability of loan losses involve an exercise of judgment. While it is possible that in the near term the Company may sustain losses, which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated statements of financial condition is appropriate considering the estimated probable losses in the portfolio.

While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to capital, subject to a limitation of 1.25% of risk-based assets, in computing risk-based capital under OTS regulations.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30
	2003	2002	2001	2000	1999
			(Dollars In Thousands)
Total loans outstanding	$396,710	$415,738	$352,620	$237,708	$225,362
Average net loans outstanding	391,588	353,585	265,182	224,751	206,001
Allowance balances (at beginning of year)	3,205	2,542	1,682	1,612	1,699
Provision for losses:	2,595	900	200	120	—
Balance transferred at acquisition*	355	836	1,595	—	—

Charge-offs:
Single Family	(397)	(239)	(237)	(31)	(117)
Agriculture	(129)	—	(2)	(3)	—
Commercial real estate	(211)	(32)	(221)	—	—
Commercial Business	(378)	(692)	(385)	—	—
Other	(1,089)	(174)	(103)	(24)	(26)

Recoveries:
Single Family	6	1	2	4	15
Agriculture	—	—	—	—	—
Commercial real estate	27	6	2	—	—
Commercial Business	—	5	—	—	—
Other	84	52	9	4	41

Allowance balance (at end of year)	$4,068	$3,205	$2,542	$1,682	$1,612

Allowance for loan losses as a percent of total loans receivable at end of year	1.03%	0.77%	0.72%	0.71%	0.72%
Net loans charged off as a percent of average net loans outstanding	0.56%	0.32%	0.36%	0.03%	0.07%
Ratio of allowance for loan losses to total nonperforming loans at end of year	72.51%	100.69%	40.19%	83.43%	116.98%
Ratio of allowance for loan losses to total nonperforming loans and REO at end of year	62.72%	65.54%	33.16%	63.19%	98.35%

*	Marked Tree Bancshares in 2003, People’s Bank and North Arkansas Bancshares in 2002, and First Community Bank in 2001

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

	At September 30
	2003		2002		2001		2000		1999
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
					(Dollars in Thousands)
Balance at end of period applicable to:
Single Family	$705	33.8%	$1,445	45.1%	$1,279	50.3%	$1,252	74.4%	$1,243	77.1%
Multi Family	20	0.4	10	0.3	5	0.2	8	0.5	8	0.5
Agriculture Real Estate	395	5.3	135	4.2	104	4.1	52	3.1	52	3.2
Commercial Real Estate	1,606	29.2	718	22.4	534	21.0	185	11.0	172	10.7
Commercial Non Real Estate	1,108	17.4	506	25.8	582	22.9	89	5.3	81	5.0
Other Loans	234	13.9	391	12.2	38	1.5	96	5.7	56	3.5

Total allowance for loan losses	$4,068	100.0%	$3,205	100.0%	$2,542	100.0%	$1,682	100.0%	$1,612	100.0%

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

Set forth below is selected data relating to the composition of the Bank’s mortgage-backed securities portfolio as of the dates indicated.

	At September 30
	2003		2002		2001		2000		1999
	$	%	$	%	$	%	$	%	$	%
	(Dollars In Thousands)
Mortgage-backed securities:
Adjustable	$15,179	7.0%	$14,075	13.4%	$796	2.1%	$40,969	47.1%	$119,975	62.8%
Fixed	200,893	93.0	90,760	86.6	36,294	97.9	45,961	52.9	71,150	37.2

Total mortgage-backed securities, net	$216,072	100.0%	$104,835	100.0%	$37,090	100.0%	$86,930	100.0%	$191,125	100.0%

At September 30, 2003, mortgage-backed securities aggregated $216.1 million, or 28.3% of the Bank’s total assets. At September 30, 2003, all of the Bank’s mortgage-backed securities were classified as available-for-sale.

Other Investment Securities. The Bank’s investment portfolio, excluding mortgage-backed securities, FHLB stock, and trading securities, consists of obligations of the United States Government treasuries and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. The carrying value of this portion of the Bank’s investment portfolio totaled $82.9 million, $20.6 million, $39.4 million, $40.6 million, and $36.3 million at September 30, 2003, 2002, 2001, 2000 and 1999, respectively. At September 30, 2003, $1.5 million of the Bank’s investment securities, excluding mortgage-backed securities, had a remaining term to maturity of one year or less, and $7.2 million had a remaining term to maturity of five years or less.

The corporate bond portfolio at September 30, 2003, totaled $14.3 million, and was composed of fixed-rate investment grade corporate issues. The Company’s policy limits investments in corporate bonds to maturities of ten years or less and to bonds rated “A” or better by at least one nationally recognized rating agency. A 10% of net worth limit applies to each bond issuer and corporate bonds are limited to 50% of the investment portfolio.

The following table sets forth the composition of the Bank’s investments as of the dates indicated.

	At September 30
	2003	2002	2001	2000	1999
	(Dollars In Thousands)
Investment securities:
Mortgage-backed securities	$216,072	$104,835	$37,090	$86,930	$191,125
Corporate bonds	14,269	3,814	2,014	—	—
U.S. Government treasury obligations	4,171	—	1,951	—	—
U.S. Government agency obligations	39,105	3,648	13,803	27,095	25,403
Trust preferred securities	—	—	4,040	4,000	—
Municipal bonds	24,351	13,167	12,537	9,466	9,446
Equity securities	—	—	5,040	1,127	1,429
Mutual fund	1,005	—	—	—	—

Total investment securities	298,973	125,464	76,475	128,618	227,403
FHLB stock	5,584	2,126	3,787	5,988	10,981

Total investments	$304,557	$127,590	$80,262	$134,606	$238,384

The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the available yields in relation to other opportunities, management’s expectation of the level of yield that will be available in the future, as well as management’s projections of short term demand for funds in the Bank’s loan origination and other activities.

Investment Portfolio Maturities The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s investment securities at September 30, 2003.

	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Market Value	Average Life in Years
	(Dollars In Thousands)
Investment securities:
U.S. Government Agency Securities	$—	0.00%	$4,558	2.44%	$22,126	4.23%	$16,592	4.21%	$43,276	$43,276	4.99
State and municipal obligations (1)	498	1.87%	2,689	2.58%	9,000	3.73%	12,164	4.67%	24,351	24,599	4.13
Corporate Bonds	—	0.00%	—	0.00%	—	0.00%	14,269	4.32%	14,269	14,269	15.98
CMOs (2)	—	0.00%	—	0.00%	—	0.00%	86,691	3.64%	86,691	86,691	1.70
Mortgage-backed securities	—	0.00%	—	0.00%	38,272	3.34%	91,109	6.53%	129,381	129,381	3.87
Mutual Fund	1,005	3.81%	—	0.00%	—	0.00%	0	0.00%	1,005	1,005	4.41

Total investment securities	1,503	3.17%	7,247	2.49%	69,398	3.67%	220,825	4.97%	298,973	299,221

FHLB stock									5,584	5,584
Accrued interest on investments									1,718	1,718

Total investment securities, including accrued interest									$306,275	$306,523

(1)	The yield on these tax-exempt obligations has not been compiled on a tax-equivalent basis.
(2)	The average life in years is based on actual stated maturities; however, management anticipates a shorter life on these securities.

Sources of Funds

General. Deposits are a significant source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from FHLB advances, the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer-term basis for general business purposes.

Deposits. Consumer and commercial deposits are received principally from within the Bank’s market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit accounts, term certificate accounts and individual retirement accounts. The Bank also markets term certificate accounts nationally to attract deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest the Bank must pay is not established by regulatory authority. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.

Time Deposit Rates. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

	At September 30
	2003	2002	2001	2000	1999
	(In thousands)
Rate
0.00-1.99%	$57,083	$12,997	$2,167	$28	$—
2.00-2.99%	35,416	95,895	683	—	—
3.00-3.99%	130,930	126,881	32,369	—	—
4.00-5.99%	47,239	85,244	154,585	34,126	135,563
6.00-7.99%	4,013	11,165	43,252	128,051	14,924
8.00-9.99%	223	225	225	—	—

Total	$274,904	$332,407	$233,281	$162,205	$150,487

Time Deposit Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2003.

	Maturity
	3 months or less	3 to 6 months	6 to 12 months	Over 12 months	Total
	(In thousands)
Certificate of Deposit less than $100,000	$38,527	$36,011	$78,749	$24,586	$177,873
Certificate of Deposit greater than or equal to $100,000	28,502	12,416	42,057	14,056	$97,031

Total Certificates of Deposit	67,029	48,427	120,806	38,642	274,904

Borrowings

Deposits of the Bank are a significant source of funds as is short term and long term advances from the FHLB. FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 2003, the Bank’s FHLB advances totaled $100.7 million.

The following table sets forth certain information regarding borrowings by the Bank during the years ended September 30:

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(Dollars In Thousands)
Weighed average rate paid on: (1)
FHLB advances	3.13%	3.70%	5.66%	5.78%	5.03%
Other borrowings (2)	5.25%	0.00%	5.38%	5.62%	5.16%

FHLB advances:
Maximum balance	$110,184	$73,316	$112,125	$185,535	$216,844
Average balance	$33,651	$36,713	$82,915	$145,312	$161,905
Other borrowings: (2)
Maximum balance	$284	$350	$2,650	$2,465	$3,242
Average balance	$284	$—	$1,598	$1,901	$2,273

(1)	Calculated using monthly weighted average interest rates.
(2)	Includes borrowings under reverse repurchase agreements and a loan assumed with the acquisition of Marked Tree Bancshares, Inc in 2003. Other borrowings, as of September 30, 2003 are included in accrued expenses and other liabilities in the consolidated statement of financial condition.

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

Trust Preferred Securities

On March 28, 2001, Pocahontas Capital Trust I, a Delaware statutory business trust wholly owned by Pocahontas Bancorp, Inc., sold to qualified buyers in a private placement offering $7.5 million of 10.18% cumulative trust preferred securities. The proceeds were used to purchase an equal principal amount of 10.18% subordinated debentures of Pocahontas Bancorp, Inc. Pocahontas Bancorp, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Pocahontas Capital Trust I on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as regulatory Tier 1 capital and are presented in the consolidated statements of financial condition as Trust Preferred Securities. The sole asset of Pocahontas Capital Trust I is the subordinated debentures issued by Pocahontas Bancorp, Inc. Both the preferred securities of Pocahontas Capital Trust I and the subordinated debentures of Pocahontas Bancorp, Inc. will mature on June 6, 2031; however, they may be prepaid, prior to maturity at any time on or after June 8, 2011, or earlier upon the occurrence of a special event as defined as certain changes in tax or investment company laws or regulatory capital requirements.

On November 28, 2001, Pocahontas Capital Trust II, a Delaware statutory business trust wholly owned by Pocahontas Bancorp, Inc., sold to qualified buyers in a private placement offering $10.0 million of variable rate (LIBOR +3.75%) cumulative trust preferred securities. The coupon resets semi-annually and has a coupon cap of 11.0% until December 8, 2006. The proceeds were used to purchase an equal principal amount of variable rate (LIBOR +3.75%) subordinated debentures of Pocahontas Bancorp, Inc. Pocahontas Bancorp, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Pocahontas Capital Trust II on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as regulatory Tier 1 capital and are presented in the consolidated statements of financial condition as Trust Preferred Securities. The sole asset of Pocahontas Capital Trust II is the subordinated debentures issued by Pocahontas Bancorp, Inc. Both the preferred securities of Pocahontas Capital Trust II and the subordinated debentures of Pocahontas Bancorp, Inc. will mature on December 8, 2031; however, they may be prepaid, prior to maturity and upon prior approval from the OTS at any time on or after December 8, 2006, or earlier upon the occurrence of a special event as defined as certain changes in tax or investment company laws or regulatory capital requirements.

For the year ended September 30, 2003, 2002 and 2001, interest expense incurred on the trust preferred securities totaled $1,292,519, $1,248,692 and $388,490, respectively. Such interest expense is shown under interest expense as a separate line item, in the consolidated statements of income and comprehensive income.

Subsidiaries’ Activities

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

Regulation

The following discussion describes elements of the extensive regulatory framework applicable to savings and loan holding companies and federal savings associations and provides some specific information relevant to us. This regulatory framework is primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole rather than for the protection of shareholders and creditors.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Those statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.

As a federally chartered, SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Registrant also is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and certain other matters. The OTS regularly examines the Registrant and the Bank and prepares a report for the consideration of the Bank’s Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.

Regulatory Capital Requirements. The Company is not currently subject to any regulatory capital requirements, but its subsidiary federal savings association is subject to various capital requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders’ equity including retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the accumulated unrealized gains or losses on available-for-sale securities determined in accordance with SFAS No. 115 are excluded from the regulatory capital calculation. At September 30, 2003, the Bank had $16.7 million in goodwill and intangible assets and $1.4 million in accumulated unrealized gains on available-for-sale securities, which were excluded from the regulatory capital calculation.

The leverage limit adopted by the OTS requires that savings associations maintain “core capital” in an amount equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased out over a five-year period) and up to 25% of other intangibles that meet certain separate salability and market valuation tests. As a result of the prompt corrective action provisions described below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

Under the risk-based capital requirement, a savings association must maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2003, the Bank had no capital instruments that qualify as supplementary capital and $4.1 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core ratio, a Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Registrant’s operations and profitability and the value of its common stock. If the OTS or the FDIC require an association such as the Bank, to raise additional capital through the issuance of Company common stock or other capital instruments, such issuance may result in the dilution in the percentage of ownership of those persons holding shares of common stock since the Registrant’s shareholders do not have preemptive rights.

As of September 30, 2003, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as well-capitalized.

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association’s business and liquid assets not exceeding 20% of total assets) in qualifying thrift investments on a monthly average for nine out of every twelve months on a rolling basis. At September 30, 2003, the Bank met the test.

A savings institution that fails to become or maintain a qualified thrift lender must either become a bank (other than a savings bank) or be subject to certain restrictions. A savings institution that converts to a bank must pay applicable exit and entrance fees involved in converting from one insurance fund to another. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution’s home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank was examined for CRA compliance in September 2001 and received a rating of satisfactory.

Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles (“GAAP”). Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these policy statements.

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk notwithstanding GAAP and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Insurance of Accounts and Regulation by the FDIC. As insurer of the Bank’s deposit accounts, the FDIC is authorized to conduct examinations of and to require reporting by the Bank. It also may prohibit any SAIF-insured association from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories, based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

Limitations on Dividends and Capital Distributions. The Company is a legal entity separate and distinct from its banking and other subsidiaries. Its principal sources of funds are cash dividends paid by those subsidiaries, investment income, and borrowings. OTS regulations impose limitations on all capital distributions by savings institutions such as the Bank. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association’s shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

A savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its required levels or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

Equity Risk Limitations. Certain OTS regulations limit the Registrant’s investment in “equity risk investments,” which include investments in equity securities, real estate, service corporations and operating subsidiaries, as well as land loans and non-residential construction loans with loan-to-value ratios in excess of 80%. Equity risk investments increase the capital requirements of the Bank. Federal laws and regulations also impose certain limitations on operations, including restrictions on loans-to-one-borrower, transactions with affiliates and affiliated persons and liability growth. They also impose requirements for the retention of housing and thrift-related investments. See “Qualified Thrift Lender Test.”

Mortgage Banking and Mortgage Servicing Rights. The four federal banking agencies, including the Company’s regulators, have jointly issued expanded examination and supervision guidance relating to mortgage banking and mortgage servicing rights. The guidance on mortgage banking activities and mortgage servicing rights highlights the banking agencies’ concerns about and provides guidance relating to mortgage banking activities, primarily in the valuation and hedging of mortgage servicing rights. The guidance states that institutions with significant exposure to mortgage related assets, especially mortgage servicing rights, should expect greater scrutiny of those assets during examinations, and additional capital may be required for institutions that fail to follow the practices set forth in the guidelines.

Transactions with Affiliates

The Bank’s authority to engage in transactions with related parties or “affiliates” or to make loans to specified insiders is limited by Sections 23A and 23B of the Federal Reserve Act. The term “affiliated” for these purposes generally means any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain “covered” transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution’s capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, or entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these person based, in part on the Bank’s capital position, and requires approval procedures to be followed. At September 30, 2003, the Bank was in compliance with these regulations.

The Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2003, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

Recent Legislation

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

The SOA addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers;

•	expedited filing requirements for Forms 4;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment, and provisions which will become effective from within 30 days to one year from enactment. The Securities and Exchange Commission has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Securities and Exchange Act.

Executive Officers of the Registrant

Listed below is information, as of September 30, 2003, concerning the Company’s executive officers. Such executive officers also serve in the same positions with the Bank. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he or she was to be selected as an officer.

The following individuals hold positions as executive officers of the Company as is set forth below opposite their names.

Name	Position With the Company
Dwayne Powell	President and Chief Executive Officer
Brad Snider	Chief Operating Officer
Terry Prichard	Chief Financial Officer

The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

Since the formation of the Company, none of its executive officers, directors or other personnel has received remuneration from the Company.

FEDERAL AND STATE TAXATION

Federal Taxation

Tax Bad Debt Reserves. The Bank is subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the “Code”). Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, savings and loan associations and savings associations such as the Bank, which meet certain tests prescribed by the Code may benefit from favorable provisions regarding deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into “qualifying real property loans,” which generally are loans collateralized by interests in real property, and non-qualifying loans, which are all other loans. The bad debt reserve deduction with respect to non-qualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the “experience method”) or a percentage of taxable income determined without regard to such deduction (the “percentage of taxable income method”).

The Bank has elected to use the method that results in the greatest deduction for federal income tax purposes. The amount of the bad debt deduction that a thrift institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the full deduction is available only if at least 60% of the institution’s assets fall within certain designated categories. Second, under the percentage of taxable income method the bad debt deduction attributable to “qualifying real property loans” cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable years exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution’s reserve for losses on qualifying real property loans at the close of the taxable year does not exceed 6% of such loans outstanding at such time.

Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, “large” associations, i.e., the quarterly average of the association’s total assets or the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A “large” association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a “large” association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six year period its applicable excess reserves, i.e. the balances of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a “large” association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 2003 the Bank’s bad debt reserve subject to recapture over the next fiscal year totaled approximately $195,000. The Bank has established a deferred tax liability of approximately $74,000 for this recapture.

If an association ceases to qualify as a “bank” (as defined in Code Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

Distributions. To the extent that (i) the Bank’s tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Bank makes “non-dividend distributions” to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s tax bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s tax bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank’s accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank’s capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See “Regulation—Limitations on Dividends and Capital Distributions” for limits on the payment of dividends of the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

Corporate Alternative Minimum Tax. The Bank is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Bank’s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100% of the excess of a thrift institution’s bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) for years beginning in 1988 and 1989 an amount equal to one-half of the amount by which a institution’s “book income” (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items (for taxable years commencing after 1989 this adjustment item is replaced with a new preference item relating to “adjusted current earnings” as specially computed). In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

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

The Bank conducts its business through its main office and 20 full-service branch offices located in nine counties in Northeast Arkansas. Each office is owned or leased by the Bank. The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 2003. The aggregate net book value of the Bank’s premises and equipment was $14.0 million at September 30, 2003.

Main Office:

1700 E. Highland

Jonesboro, Arkansas

Branch Offices:

Pocahontas Branch	Walnut Ridge Branch	Jonesboro Branch
203 W. Broadway	120 W. Main Street	625 S.W. Drive
Pocahontas, Arkansas	Walnut Ridge, Arkansas	Jonesboro, Arkansas
(Opened 1935)	(Opened 1968)	(Opened 1976)

Corning Branch	Highland Branch	Lake City Branch
309 Missouri Drive	1566 Highway 62	100 Colbean Blvd
Corning, Arkansas	Hardy, Arkansas	Lake City, Arkansas
(Opened 1983)	(Opened 1983)	(Opened 1998)

Hardy Branch	Pocahontas Branch	Pocahontas Wal-Mart Branch
101 W. Main Street	205 Rice Street	Hwy 67 South
Hardy, Arkansas	Pocahontas, Arkansas	Pocahontas, Arkansas
(Opened 1998)	(Opened 2001)	(Opened 1998)

Jonesboro Wal-Mart Branch	Paragould Wal-Mart Branch	Jonesboro Branch
Highland Drive	2802 W. Kings Hwy.	1700 E. Highland Dr.
Jonesboro, Arkansas	Paragould, Arkansas	Jonesboro, Arkansas
(Opened 1999)	(Opened 1999)	(Opened 2001)

Jonesboro Branch	Tuckerman Branch	Swifton Branch
209 W. Washington	106 E. Main Street	101 Main Street
Jonesboro, Arkansas	Tuckerman, Arkansas	Swifton, Arkansas
(Opened 2001)	(Opened 2001)	(Opened 2001)

Newport Branch	Imboden Branch	Hoxie Branch
200 Olivia Drive	201 E 3rd Street	126 SW Texas
Newport Arkansas	Imboden, AR	Hoxie, Arkansas
(Opened 2002)	(Opened 2002)	(Opened 2002)

Strawberry Branch	Marked Tree Branch
114 W. River Drive	210 Frisco Street
Strawberry, Arkansas	Marked Tree, Arkansas
(Opened 2002)	(Opened 2003)

ITEM 3	LEGAL PROCEEDINGS

The Company currently is not involved in any legal proceedings. There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2003 to a vote of security holders.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading in Common Stock and Related Matters

The Registrant’s common stock is traded on the NASDAQ National Market System using the symbol “PFSL.”

The following table shows the quarterly range of bid prices for the Company’s common stock during fiscal 2003 and 2002. This information has been obtained from monthly statistical stock summaries provided by the NASDAQ Stock Market. As of December 12, 2003, there were 4,549,791 shares of common stock issued and outstanding and 800 stockholders of record.

Quarter Ended	High Bid	Low Bid
December 31, 2002	$11.130	$9.900
March 31, 2003	11.400	10.900
June 30, 2003	12.820	11.110
September 30, 2003	13.500	12.310

Quarter Ended	High Bid	Low Bid
December 31, 2001	$8.900	$7.300
March 31, 2002	10.300	8.650
June 30, 2002	10.590	9.630
September 30, 2002	11.350	10.000

Cash Dividends Declared in Fiscal 2003:

Record Date	Payment Date	Dividend Per Share
December 13, 2002	January 3, 2003	$0.080
March 21, 2003	April 3, 2003	0.080
June 13, 2003	July 3, 2003	0.080
September 15, 2003	October 3, 2003	0.080

Cash Dividends Declared in Fiscal 2002:

Record Date	Payment Date	Dividend Per Share
December 14, 2001	January 3, 2002	$0.070
March 15, 2002	April 3, 2002	0.070
June 14, 2002	July 3, 2002	0.070
September 13, 2002	October 3, 2002	0.075

ITEM 6	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data of the Company. This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and the notes thereto presented elsewhere herein.

Selected Financial Condition Data

	At September 30
	2003	2002	2001	2000	1999
	(In Thousands)
Total assets	$763,488	$617,016	$483,565	$401,105	$482,131
Cash and cash equivalents	22,020	34,307	11,146	12,941	8,622
Cash surrender value of life insurance	7,341	6,883	6,589	6,158	5,965
Investment securities	298,973	125,465	79,650	128,618	227,403
Loans receivable	389,002	408,081	349,376	234,417	217,710
Federal Home Loan Bank Stock	5,584	2,126	3,787	5,988	10,981
Deposits	586,092	520,032	348,541	234,972	211,891
FHLB advances	100,694	22,137	73,316	117,990	213,105
Securities sold under agreements to repurchase	—	—	350	1,375	2,075
Stockholders’ equity	52,997	47,493	44,589	41,378	48,032

Summary of Operations

	Years Ended September 30
	2003	2002	2001	2000	1999
	(in Thousands)
Interest income	$37,044	$34,107	$29,891	$29,927	$27,960
Interest expense	19,241	17,200	19,099	19,724	17,217

Net interest income before provision for loan losses	17,803	16,907	10,792	10,203	10,743
Provision for loan losses	2,595	900	200	120	—

Net interest income after provision for loan losses	15,208	16,007	10,592	10,083	10,743
Noninterest income	10,552	5,196	3,616	3,102	1,927

Noninterest expense:
Compensation and benefits	10,444	8,201	8,102	4,383	7,628
Occupancy and equipment	2,654	2,419	1,278	996	1,137
Other	4,981	4,160	3,037	2,722	2,487

Total noninterest expense	18,079	14,780	12,417	8,101	11,252

Income before income taxes	7,681	6,423	1,791	5,084	1,418
Income tax provision	2,387	2,188	382	1,632	466

Net income	$5,294	$4,235	$1,409	$3,452	$952

Key Financial Ratios and Other Data (1):

	At or for the Year Ended September 30
	2003	2002	2001	2000	1999
Performance Ratios:
Return on average equity	10.72%	9.15%	3.39%	7.79%	1.80%
Return on average assets	0.77	0.80	0.35	0.80	0.23
Interest rate spread (2)	2.98	3.59	2.74	2.28	2.37
Net interest margin (2)	2.91	3.56	2.90	2.54	2.72
Noninterest expense to average assets	2.64	2.79	3.05	1.92	2.66
Net interest income after provision for loan losses to noninterest expense	84.12	107.56	84.99	124.00	95.48
Efficiency (5)	70.18	69.86	87.42	61.77	88.80

Asset Quality Ratios:
Average interest-earning assets to average interest-bearing liabilities	97.74	99.27	103.23	105.22	108.11
Nonperforming loans to net loans (3) (4)	1.44	0.78	1.81	0.86	0.63
Nonperforming assets to total assets (3) (4)	0.85	0.80	1.58	0.66	0.34
Allowance for loan losses to nonperforming loans (3) (4)	72.51	100.69	40.19	83.43	116.98
Allowance for loan losses to nonperforming loan assets (3) (4)	62.72	65.54	33.16	63.19	98.35
Allowance for loan losses to total loans (3)	1.03	0.77	0.72	0.71	0.72

Capital, Equity and Dividend Ratios:
Tangible capital (3)	6.40	6.40	7.14	8.92	9.35
Core capital (3)	6.40	6.40	7.14	8.92	9.35
Risk-based capital (3)	11.85	10.74	10.17	17.66	20.23
Average equity to average assets ratio	7.20	8.66	10.18	10.31	12.45
Dividend payout ratio	26.43	29.95	81.27	38.46	151.55

Per Share Data:
Dividends per share	$0.32	$0.29	$0.26	$0.25	$0.24
Book value per share (6)	$11.65	$10.85	$9.98	$9.29	$8.70
Basic earnings per share (7)	$1.22	$0.96	$0.33	$0.67	$0.16
Diluted earnings per share (8)	$1.20	$0.96	$0.33	$0.67	$0.16
Number of full service offices	20	23	21	14	14

(1)	With the exception of period end ratios, ratios are based on average monthly balances.
(2)	Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.
(3)	End of period ratio.
(4)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of non-accrual loans while REO consists of real estate acquired in settlement of loans.
(5)	The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(6)	This calculation is based on 4,549,791, 4,376,295, 4,468,680, 4,454,357 and 5,518,614 shares outstanding at September 30, 2003, 2002, 2001, 2000, and 1999, respectively.
(7)	This calculation is based on weighted average shares outstanding of 4,345,113, 4,400,027, 4,295,002, 5,166,038, and 5,802,860 for the fiscal years ended September 30, 2003, 2002, 2001, 2000 and 1999, respectively.
(8)	This calculation is based on weighted average shares outstanding of 4,414,843, 4,428,924, 4,295,793, 5,172,751, and 5,837,619 for the fiscal years ended September 30, 2003, 2002, 2001, 2000 and 1999, respectively.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Statements

When used in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company’s net income is primarily affected by its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities, and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowed funds, including FHLB advances. The Company’s net income also is affected by its provisions for losses on loans and investments in real estate, as well as the amount of noninterest income (including fees and service charges and gains or losses on sales of loans), and noninterest expense, including salaries and employee benefits, premises and equipment expense, data processing expense, and income taxes. Net income of the Company also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

Off-Balance Sheet Arrangements

The Company may also have liabilities under certain contractual agreements contingent upon occurrence of certain events. A discussion of significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is include in Note 20 – “Off-Balance Sheet Arrangements and Commitments” to the Consolidated Financial Statements. The following table presents, as of September 30, 2003, the Company’s significant Off-Balance Sheet items.

	Payments Due by Period (in thousands)
Off-Balance Sheet Item	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan rate lock agreements	$7,126	$7,126	$—	$—	$—

Total off-balance sheet items	$7,126	$7,126	$—	$—	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of Changes in Financial Condition

General. The Company’s total assets increased $146.5 million, or 23.7%, from $617.0 million at September 30, 2002 to $763.5 million at September 30, 2003. The increase was primarily due to the growth of the company’s investment securities portfolio which increased $173.5 million during the year ended September 30, 2003. The economic climate and low interest rates on mortgage loans generated a demand for fixed rate single family mortgage loans which the Company sold (see loans receivable, held for sale) to maintain an acceptable level of interest rate exposure. The combination of selling single family mortgage loan originations and an increased deposit portfolio produced cash in excess of loan demand which the Company used to purchase investment securities.

Loans receivable, net. The Company’s net loans receivable decreased $10.2 million, or 2.6%, from $396.1 million at September 30, 2002 to $385.9 million at September 30, 2003. The net decrease in fiscal year 2003 was primarily due to principal payments received. The Company acquired $11.8 million associated with the acquisition of Marked Tree Bancshares, Inc. on April 30, 2003. Total nonperforming loans increased to $5.6 million, of which $4.2 million were obtained from acquisitions compared to $1.4 million being originated loans, at September 30, 2003 from $3.2 million at September 30, 2002, an increase of $2.4 million or 75.0%. The increase in nonperforming loans was primarily the result of a weakening economy and the Bank’s shift from being a traditional single-family lending institution to diversifying into a larger percentage of commercial loans.

Loans receivable, held for sale. Loans held for sale at September 30, 2003 were $3.1 million. At September 30, 2002, the Company classified $11.9 million of single-family residential loans as held for sale. The Company sold a total of $79.1million of loans in fiscal year 2003; the Company retained the servicing rights and the customer relationships. Servicing rights as of September 30, 2003 and 2002 were $0.7 million and $0.2 million, respectively, and are included in other assets in the consolidated statements of financial condition. Management expects to continue to sell loans in the secondary market as necessary to manage interest rate risks.

Investment securities. The investment securities portfolio increased $173.5 million or 138.2% from $125.5 million at September 30, 2002, to $299.0 million at September 30, 2003. This net change was primarily due to the sale of $16.5 million of available-for-sale securities, principal paydowns of $127.4 million, called securities of $76.0 million which were offset by the purchase of $380.3 million of available-for-sale investment securities and investment securities of $13.9 million obtained in the acquisition of Marked Tree Bancshares.

Core deposit premiums. Core deposit premiums decreased $1.2 million, or 13.3%, from $9.1 million at September 30, 2002 to $7.9 million at September 30, 2003. The change related to core deposit premiums of $0.4 million being recorded during fiscal year 2003 related to the acquisition of Marked Tree Bancshares, Inc. offset by amortization of $1.1 million and $0.5 million disposed of associated with the sale of the Brinkley office during fiscal year 2003.

Deposits. Historically, deposits have provided the Company with a stable source of relatively low cost funding. The market for deposits is competitive, which has caused the Company to utilize primarily certificate accounts that are more responsive to market interest rates rather than passbook accounts. The Company offers a traditional line of deposit products that currently includes checking, interest-bearing checking, savings, certificates of deposit, commercial checking and money market accounts. Deposits increased $66.1 million or 12.7% to $586.1 million at September 30, 2003, from $520.0 million at September 30, 2002. Deposits increased $28.6 million associated with the acquisition of Marked Tree Bancshares, Inc., offset by the decrease of $48.5 million associated with the sale of branches during the year ended September 30, 2003. The increase in deposits was primarily due to the company offering competitive rates on deposit products.

FHLB advances. The Company also relies upon FHLB advances as a source to fund assets. Approximately 13.2% of the Company’s assets were funded with FHLB advances as of September 30, 2003 compared to 3.6% as of September 30, 2002. At September 30, 2003, FHLB advances totaled $100.7 million, an increase of $78.6 million, or 355.0%, from $22.1 million at September 30, 2002, reflecting the increase in assets during the year. FHLB advances were used to purchase investment securities and to finance the purchase and sale of branch locations.

Deferred compensation. Deferred compensation decreased $1.2 million or 29.3% to $2.9 million at September 30, 2003, from $4.1 million at September 30, 2002. The decrease related to a $1.3 million final payment to a retired officer and scheduled payments made to retired directors and officers in accordance with their respective retirement and severance agreements, net of a new deferred compensation agreement entered into during the year ended September 30, 2003.

Stockholders’ Equity. Stockholders’ equity increased $5.5 million, or 11.6%, from $47.5 million at September 30, 2002, to $53.0 million at September 30, 2003. The increase was due to net income of $5.3 million, $3.2 million in treasury stock reissued related to the acquisition of Marked Tree Bancshares, Inc and $0.3 million net change in ESOP shares. The increase was partially offset by cash dividends of $1.4 million, the repurchase of $1.2 million in common stock, and a decrease in unrealized gains on available-for-sale securities of $0.7 million.

Discussion of Results of Operations

Overview. Net income was $5.3 million for fiscal 2003, compared to $4.2 million and $1.4 million for fiscal 2002 and 2001, respectively. The Company’s average interest earning assets have increased over the three year period ended September 30, 2003, which has resulted in higher levels of interest income. The Company’s net interest rate spread decreased to 2.98% for the year ended September 30, 2003 from 3.59% for the year ended September 30, 2002, which was higher than the 2.74% for the year ended September 30, 2001. The decrease in the net interest rate spread for fiscal 2003 was primarily due to a decrease in the average yield of loans receivable, net and investment securities associated with the lower interest rate environment.

Net Interest Income. The Company’s results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company’s net interest rate spread is impacted by changes in general market interest rates, including changes in the relation between short- and long-term interest rates (the “yield curve”), and the Company’s interest rate sensitivity position. While management seeks to manage its business to limit the exposure of net interest income to changes in interest rates, different aspects of its business nevertheless remain subject to risk from interest rate changes. Net interest income was $17.8 million for fiscal 2003 compared to $16.9 million and $10.8 million, for fiscal 2002 and 2001, respectively. The tables below analyze net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates.

The Company’s interest-earning assets are primarily comprised of mortgage loans and investment securities, including mortgage-backed securities. Interest-bearing liabilities primarily include deposits, FHLB advances and trust preferred securities. The increase in average interest-earning assets during fiscal 2003 was mainly attributable to the acquisition of investment securities funded by the increase in deposits.

The majority of the Company’s interest-earning assets are comprised of adjustable-rate assets. The Company’s adjustable-rate loans and investment securities are subject to periodic interest rate caps. Periodic caps limit the amount by which the interest rate on a particular mortgage loan or investment securities may increase at its next interest rate reset date. In a rising rate environment, the interest rate spread could be negatively impacted when the repricing of interest-earning assets is delayed or prohibited, compared to market interest rate movements, as a result of periodic interest rate caps.

During fiscal 2003, the company recognized an increase of $0.9 million, or 5.3%, in net interest income. The increase in net interest income resulted from the increase in earnings due to the purchase of investment securities with cash provided by deposit growth. The decrease in 2003 in earnings on the loan portfolio was the result of an increase in the average loan portfolio due to the acquisitions of North Arkansas Bancshares and Peoples Bank of Imboden during fiscal 2002 and Marked Tree Bancshares in fiscal 2003 partially offset by a lower rate environment. Interest expense increased as a result of offering competitive rates on specific deposit products and an increased deposit portfolio balance due to the acquisitions of North Arkansas Bancshares, Peoples Bank of Imboden and Marked Tree Bancshares while interest expense on borrowed funds decreased during the period compared to the same period last year, due to a decrease in borrowings. The average yield on interest earning assets decreased to 6.05% in fiscal 2003 compared to 7.19% in fiscal 2002, while the average cost of interest bearing liabilities decreased to 3.07% in fiscal 2003 compared to 3.60% in fiscal 2002, reflecting lower market interest rates generally in fiscal 2003.

During fiscal 2002, loan demand was strong due to low mortgage rates, which resulted in an increase in loans outstanding and an increase of $6.1 million, or 56.7%, in net interest income. The average yield on interest earning assets decreased to 7.19% in fiscal 2002 compared to 8.03% in fiscal 2001, while the average cost of interest bearing liabilities decreased to 3.60% in fiscal 2002 compared to 5.29% in fiscal 2001, reflecting lower market interest raters generally in fiscal 2002. In addition, the decrease in the average cost of interest bearing liabilities reflected the acquisitions of Peoples Bank of Imboden and North Arkansas Bancshares, which contributed to an increase of $87.7 million, or 46.8%, in the average balance of lower-cost time deposits and a decrease of $29.8 million, or $34.9%, in the average balance of higher-cost borrowed funds.

Rate/Volume Analysis (in thousands)

	2003 vs 2002				2002 vs 2001
	Increase/(Decrease) Due to			Total Increase (Decrease)	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume		Volume	Rate	Rate/ Volume
Interest income:
Loans receivable	$2,865	$(2,935)	$(334)	$(404)	$7,379	$(2,148)	$(717)	$4,514
Investment securities	6,156	(1,538)	(1,277)	3,341	815	(1,008)	(106)	(299)

Total interest-earning assets	9,021	(4,473)	(1,611)	2,937	8,194	(3,156)	(823)	4,215

Interest expense:
Deposits	5,105	(1,733)	(668)	2,704	7,471	(4,435)	(2,488)	548
Borrowed funds	(344)	(356)	37	(663)	(3,052)	1,306	(701)	(2,447)

Total interest-bearing liabilities	4,761	(2,089)	(631)	2,041	4,419	(3,129)	(3,189)	(1,899)

Net change in net interest income	$4,260	$(2,384)	$(980)	$896	$3,775	$(27)	$2,366	$6,114

Average Balance Sheets (Dollars in thousands)

	Years Ended September 30
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (6)	$391,588	$26,260	6.71%	$353,585	$26,664	7.54%	$265,210	$22,151	8.35%
Investment securities	221,182	10,784	4.88	121,083	7,443	6.15	107,239	7,740	7.22

Total interest-earning assets	612,770	37,044	6.05	474,668	34,107	7.19	372,449	29,891	8.03
Noninterest-earning cash	29,453			20,559			6,383
Other noninterest-earning assets	43,452			39,201			29,361

Total assets	$685,675			$534,428			$408,193

Interest-bearing liabilities:
Demand deposits	$278,990	$5,436	1.95	$147,789	$1,988	1.35	$88,314	$1,797	2.04
Time deposits	298,290	11,232	3.77	274,805	11,976	4.36	187,146	11,619	6.20
Borrowed funds (5)	32,764	1,281	3.91	39,495	1,987	5.03	78,119	5,295	6.78
Trust Preferred	16,911	1,292	7.64	16,087	1,249	7.76	7,231	388	5.37

Total interest-bearing liabilities	626,955	19,241	3.07%	478,176	17,200	3.60	360,810	19,099	5.29

Noninterest-bearing liabilities (2)	9,346			9,959			5,800

Total liabilities	636,301			488,135			366,610
Stockholders’ equity	49,374			46,293			41,583

Total liabilities and stockholders’ equity	$685,675			$534,428			$408,193

Net interest income		$17,803			$16,907			$10,792

Net interest rate spread (3)			2.98%			3.59%			2.74%

Interest-earning assets and net interest margin (4)	$612,770		2.91%	$474,668		3.56%	$372,449		2.90%

Ratio of average interest-earning assets to average interest-bearing liabilities			97.74%			99.27%			103.23%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.
(5)	Includes FHLB advances and securities sold under agreements to repurchase.
(6)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.

Provision for Loan Losses. The Company provided for loan losses of $2,595,000, $900,000, and $200,000, respectively, in the fiscal years ended September 30, 2003, 2002, and 2001. Management considered several factors in determining the necessary level of its allowance for loan losses, including but not limited to historical loan losses and current delinquency rates. The increase in the provision for loan loss was a result of a weakening economy and the Bank’s shift from being a traditional single-family lending institution to diversifying into a larger percentage of commercial loans and the corresponding increase in reserve requirements.

Noninterest Income. Non-interest income totaled $10.6 million for the fiscal year ended September 30, 2003, compared to $5.2 million for the fiscal year ended September 30, 2002, and $3.6 million for the fiscal year ended September 30, 2001. The increase in 2003 was primarily due to a gain of $2.4 million on the sale of branches, gain of $3.3 million on sale of loans totaling $79.1 million, gain of $0.3 million on the sale of investments and the gains on trading securities. The increase in 2002 was primarily due to a gain of $1.0 million on sale of loans totaling $28.5 million, gain of $0.6 million on the sale of investments, an increase in fee income due to an increase in demand deposit accounts.

Noninterest Expense. Non-interest expense consisting primarily of salaries and employee benefits, premises and equipment and data processing totaled $18.1 million for the fiscal year ended September 30, 2003, compared to $14.8 million for the fiscal year ended September 30, 2002, an increase of $3.3 million or 22.3%. Non-interest expense increased $2.4 million or 19.4% to $14.8 million for the year ended September 30, 2002 from $12.4 million for the fiscal year ended September 30, 2001. The increases were primarily a result of additional compensation and benefits and occupancy expense from the acquisitions of Marked Tree Bancshares in 2003 and Peoples Bank of Imboden and North Arkansas Bancshares in 2002.

Income Taxes. Income tax expense for the year ended September 30, 2003, was $2.4 million compared to $2.2 million for the year ended September 30, 2002. The increase was primarily due to an increase in income before taxes. Income tax expense for the year ended September 30, 2002, was $2.2 million compared to $0.4 million for the year ended September 30, 2001.

Liquidity and Capital Resources

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Company adjusts liquidity as appropriate to meet its asset and liability management objectives. At September 30, 2003, the Company was in compliance with such liquidity requirements.

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, FHLB advances, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. For additional information about cash flows from the Company’s operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2003, the Company exceeded all of its regulatory capital requirements.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

See Note 1 to the consolidated financial statements.

Critical Accounting Policy

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to the Company are related primarily to allowance for loan losses and goodwill and are summarized in the following discussion and the notes to the consolidated financial statements.

The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans in established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which include a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimate net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

The Company’s goodwill (the amount in excess of book value of acquired institutions) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Net Portfolio Value The value of the Company’s loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio. The following table sets forth, quantitatively, as of September 30, 2003, the estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and a 100 basis point decrease in market interest rates. Due to the current low prevailing interest rate environment, the changes in NPV is not estimated for a decrease in interest rates of 200 or 300 basis points.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			Ratio	Change in NPV as a Percentage of Estimated Market Value of Assets
	Amount	$ Change	% Change
	(Dollars in Thousands)
+300	$51,356	$(23,083)	(31.0)%	6.96%	(2.66)%
+200	59,999	(14,440)	(19.4)%	8.00%	(1.62)%
+100	68,221	(6,218)	(8.4)%	8.94%	(0.68)%
0	74,439	—	0.0%	9.62%	0.00%
-100	76,276	1,837	2.5%	9.77%	0.15%

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of

Pocahontas Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Pocahontas Bancorp, Inc. (the “Company”) and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of October 1, 2001.

[GRAPHIC APPEARS HERE]

Little Rock, Arkansas

December 16, 2003

ITEM 8	FINANCIAL STATEMENTS

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2003 AND 2002

	2003	2002
ASSETS
Cash and due from banks:
Interest bearing	$13,978	$12,709
Noninterest bearing	22,006,511	34,293,889

	22,020,489	34,306,598
Cash surrender value of life insurance	7,340,618	6,883,493
Securities held-to-maturity, at amortized cost (fair value of $5,651,427 and $8,499,577 in 2003 and 2002, respectively)	5,403,862	8,123,832
Securities available-for-sale, at fair value (amortized cost of $292,206,629 and $114,921,234 in 2003 and 2002, respectively)	293,569,266	117,340,818
Trading securities, at fair value	1,497,252	1,464,458
Loans receivable, net	385,872,017	396,141,853
Loans receivable, held for sale	3,130,238	11,939,522
Accrued interest receivable	5,161,006	4,362,821
Premises and equipment, net	13,998,751	13,910,158
Federal Home Loan Bank stock , at cost	5,583,700	2,125,500
Goodwill	8,847,572	8,847,572
Core deposit premiums, net	7,880,406	9,084,027
Other assets	3,182,703	2,484,974

TOTAL	$763,487,880	$617,015,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$586,092,147	$520,031,702
Federal Home Loan Bank advances	100,693,629	22,136,967
Deferred compensation	2,885,238	4,123,553
Accrued expenses and other liabilities	3,899,149	6,330,406

Total liabilities	693,570,163	552,622,628
Trust preferred securities	16,921,150	16,900,383
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,497,066 and 7,492,353 shares issued and 4,549,791 and 4,376,295 shares outstanding at 2003 and 2002, respectively	74,970	74,923
Additional paid-in capital	56,533,430	56,342,563
Unearned ESOP shares	(538,121)	(671,130)
Unearned RRP shares	—	(35,251)
Accumulated other comprehensive income	899,339	1,596,925
Retained earnings	20,199,149	16,304,221

	77,168,767	73,612,251
Less treasury stock at cost, 2,947,275 and 3,116,058 shares at 2003 and 2002, respectively	(24,172,200)	(26,119,636)

Total stockholders’ equity	52,996,567	47,492,615

TOTAL	$763,487,880	$617,015,626

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

	2003	2002	2001
INTEREST INCOME:
Loans receivable	$26,260,122	$26,664,444	$22,150,724
Securities:
Taxable	9,973,733	6,817,199	7,201,164
Nontaxable	809,797	625,532	539,749

Total interest income	37,043,652	34,107,175	29,891,637

INTEREST EXPENSE:
Deposits	16,667,659	13,964,221	13,416,283
Borrowed funds	1,280,614	1,987,319	5,294,663
Interest on trust preferred securities	1,292,519	1,248,692	388,490

Total interest expense	19,240,792	17,200,232	19,099,436

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	17,802,860	16,906,943	10,792,201

PROVISION FOR LOAN LOSSES	2,595,000	900,000	200,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,207,860	16,006,943	10,592,201

NON-INTEREST INCOME:
Fees and service charges	3,594,981	3,644,507	2,140,455
Trading gains (losses), net	377,741	(381,528)	358,519
Gain on sales of loans	3,277,919	1,002,501	423,845
Gain on sales of securities available for sale, net	324,225	555,497	380,009
Gain on sales of branches	2,411,734	—	—
Other	565,651	374,876	313,625

Total non-interest income, net	10,552,251	5,195,853	3,616,453

NON-INTEREST EXPENSES:
Compensation and benefits	10,443,598	8,200,671	8,102,419
Occupancy and equipment	2,653,568	2,419,280	1,278,463
Insurance premiums	328,974	286,414	195,966
Professional fees	1,072,780	533,494	406,201
Data processing	734,989	596,402	457,677
Advertising and donations	600,656	588,215	450,396
Office supplies	338,524	459,181	214,222
Foreclosed real estate, net	538,541	215,639	131,943
Other	1,367,534	1,480,814	1,179,936

Total non-interest expenses	18,079,164	14,780,110	12,417,223

INCOME BEFORE INCOME TAXES	7,680,947	6,422,686	1,791,431

INCOME TAX PROVISION	2,386,589	2,187,692	382,520

NET INCOME	5,294,358	4,234,994	1,408,911

(Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

	2003	2002	2001
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gain (loss) on securities arising during the year	$(483,598)	$741,511	$2,567,318
Reclassification adjustment for gains included in net income	(213,988)	(366,628)	(250,806)

Other comprehensive income (loss)	(697,586)	374,883	2,316,512

COMPREHENSIVE INCOME	$4,596,772	$4,609,877	$3,725,423

EARNINGS PER SHARE:
Basic earnings per share	$1.22	$0.96	$0.33

Diluted earnings per share	$1.20	$0.96	$0.33

Dividends per share	$0.32	$0.29	$0.26

(Concluded)

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount						Shares	Amount
BALANCE, SEPTEMBER 30, 2000	6,955,365	$69,553	$51,307,395	$(2,032,221)	$(277,660)	$(1,094,470)	$13,089,624	2,501,008	$(19,683,891)	$41,378,330
Repayment of ESOP loan and related decrease in share value			(141,700)	590,417						448,717
Options exercised	14,323	143	35,445							35,588
RRP shares earned					161,423					161,423
Net change in unrealized gain on available-for-sale securities, net of tax						2,316,512				2,316,512
Net income							1,408,911			1,408,911
Dividends							(1,160,929)			(1,160,929)

BALANCE, SEPTEMBER 30, 2001	6,969,688	69,696	51,201,140	(1,441,804)	(116,237)	1,222,042	13,337,606	2,501,008	(19,683,891)	44,588,552
Repayment of ESOP loan				770,674						770,674
Options exercised	80,000	800	719,200							720,000
Shares issued related to acquisition	442,665	4,427	4,422,223							4,426,650
RRP shares earned					80,986					80,986
Net change in unrealized gain on available-for-sale securities, net of tax						374,883				374,883
Treasury stock purchased								615,050	(6,435,745)	(6,435,745)
Net income							4,234,994			4,234,994
Dividends							(1,268,379)			(1,268,379)

BALANCE, SEPTEMBER 30, 2002	7,492,353	74,923	56,342,563	(671,130)	(35,251)	1,596,925	16,304,221	3,116,058	(26,119,636)	47,492,615
Repayment of ESOP loan and related increase in share value			160,562	671,130						831,692
Increase in ESOP shares				(538,121)						(538,121)
Options exercised	4,713	47	30,305							30,352
RRP shares earned					35,251					35,251

Net change in unrealized gain on available-for-sale securities, net of tax						(697,586)				(697,586)
Treasury stock purchased								109,760	(1,214,027)	(1,214,027)
Treasury stock reissued for acquisition								(278,543)	3,161,463	3,161,463
Net income							5,294,358			5,294,358
Dividends							(1,399,430)			(1,399,430)

BALANCE, SEPTEMBER 30, 2003	7,497,066	$74,970	$56,533,430	$(538,121)	$—	$899,339	$20,199,149	2,947,275	$(24,172,200)	52,996,567

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$5,294,358	$4,234,994	$1,408,911
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,595,000	900,000	200,000
Depreciation of premises and equipment	1,174,484	1,012,490	599,326
Deferred income tax provision (benefit)	22,697	(45,222)	(925,321)
Amortization of deferred loan fees	(38,521)	(133,537)	(74,982)
Amortization of premiums and discounts, net	(187,207)	(308,050)	(408,253)
Amortization of core deposit premium	1,095,933	839,639	428,124
Amortization of goodwill		—	63,857
Adjustment of ESOP shares and release of shares under recognition and retention plan	328,822	851,660	610,140
Net gains on sales of loans	(3,277,919)	(1,002,501)	(423,845)
Net gains on sales of investment securities	(324,225)	(555,497)	(380,009)
Net gains on sales of branches	(2,411,734)	—	—
Increase in cash surrender value of life insurance policies	(457,125)	(294,200)	(193,488)
(Increase) decrease in loans receivable, held for sale	8,809,284	(11,553,745)	—
Changes in operating assets and liabilities, net of effects of acquired companies:
Trading securities	(32,794)	1,710,816	(2,048,562)
Accrued interest receivable	(702,104)	1,360,461	399,724
Other assets	(2,939,565)	(1,223,706)	864,621
Deferred compensation	(1,238,315)	(1,015,206)	1,900,667
Accrued expenses and other liabilities	(3,248,320)	781,750	849,029

Net cash provided (used) by operating activities	4,462,749	(4,439,854)	2,869,939
INVESTING ACTIVITIES:
Acquisition of Walden/Smith Financial Group, Inc., net of cash acquired		(372,866)	(15,385,654)
Acquisition of Southern Mortgage Corporation, net of cash acquired	—	(849,049)	—
Acquisition of Peoples Bank of Imboden, net of cash acquired	—	1,223,629	—
Cash acquired from acquisition of North Arkansas Bancshares, Inc.	—	2,925,033	—
Cash acquired from acquisition of Marked Tree Bancshares, Inc.	6,233,485	—	—
Sale of branches to Bank of England, Arkansas	(14,044,395)	—	—
Sale of branches to Bank of Brinkley, Arkansas	(32,051,487)	—	—
Purchases of securities available-for-sale	(383,760,519)	(116,841,893)	(9,338,050)
Proceeds from sale of securities available-for-sale	16,850,782	43,693,096	49,818,508
Proceeds from maturities, calls and principal prepayment of investment securities	203,697,624	44,592,767	30,179,578
Decrease (increase) in loans, net	(57,092,478)	632,559	(3,967,258)
Proceeds from sale of loans	79,097,321	28,468,899	19,686,272
Proceeds from sale of REO	2,335,569	775,800	—
Purchases of premises and equipment	(2,390,775)	(2,144,071)	(2,106,836)

Net cash provided (used) by investing activities	(181,124,873)	2,103,904	68,886,560

(Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

	2003	2002	2001
FINANCING ACTIVITIES:
Net increase (decrease) in deposits other than in acquisitions	$88,402,458	$79,609,766	$(30,521,001)
Federal Home Loan Bank advances	339,486,500	943,128,600	1,448,426,334
Repayment of Federal Home Loan Bank advances	(260,929,838)	(999,557,993)	(1,496,538,197)
Net decrease in repurchase agreements	—	(350,000)	(1,025,000)
Proceeds from issuance of trust preferred securities, net of issuance costs	—	9,650,500	7,231,058
Exercise of stock options	30,352	720,000	35,588
Purchase of treasury shares	(1,214,027)	(6,435,745)	—
Dividends paid	(1,399,430)	(1,268,379)	(1,160,929)

Net cash provided (used) by financing activities	164,376,015	25,496,749	(73,552,147)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(12,286,109)	23,160,799	(1,795,648)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	34,306,598	11,145,799	12,941,447

CASH AND DUE FROM BANKS, END OF YEAR	$22,020,489	$34,306,598	$11,145,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$19,763,260	$15,655,380	$18,231,042

Income taxes	$2,913,636	$2,489,843	$662,442

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers from loans to real estate acquired, or deemed acquired, through foreclosure	$2,119,495	$2,311,641	$1,607,364

Loans originated to finance the sale of real estate acquired through foreclosure	$1,532,910	$1,471,369	$805,846

Issuance of common stock for acquisition		$4,426,650

Reissuance of treasury stock for acquisition	$3,161,463

(Concluded)

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Pocahontas Bancorp, Inc. (“Bancorp”), its wholly owned subsidiaries, First Community Bank (the “Bank”), Pocahontas Capital Trust I and II (the “Trusts”), which are business trusts established to facilitate the issuance of the trust preferred securities; as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation. The Bank operates 20 branches in northern and eastern Arkansas as a federally chartered savings and loan.

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

Cash and Due From Banks - For the purpose of presentation in the consolidated statements of cash flows, cash, and cash equivalents are defined as those amounts included in the statement of financial condition caption “cash and due from banks.” Principally this includes cash on hand and amounts due from depository institutions and investments having a maturity at acquisition of three months or less.

Trading Securities - Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

Securities Held-to-Maturity - Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in income using the level-yield method over the assets’ remaining lives and adjusted for anticipated prepayments. Should other than a temporary decline in the fair value of a security occur, the carrying value of such security would be written down to current market value by a charge to operations. As of September 30, 2003, no securities were determined to have other than a temporary decline in fair value below cost.

Securities Available-for-Sale - Available-for-sale securities consist of securities that the Company intends to hold for an indefinite period of time and are recorded at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in a write-down of the individual security to its fair value. The related write-down would be included in earnings as a realized loss. As of September 30, 2003, no securities were determined to have other than a temporary decline in fair value below cost.

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

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet contractual principal or interest obligations or where interest or principal is 90 days or more past due. When a loan is placed on nonaccrual status, accrual of interest ceases and, in general, uncollected past due interest (including interest applicable to prior reporting periods, if any) is reversed and charged against current income. Therefore, interest income is not recognized unless the financial condition or payment record of the borrower warrants the recognition of interest income. Interest on loans that have been restructured is generally accrued according to the renegotiated terms.

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

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance to provide for incurred but not yet realized losses. The Company reviews its loans for impairment on a quarterly basis. Impairment is determined by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement. If a loan is determined to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or by use of the observable market price of the loan or fair value of collateral if the loan is collateral dependent. Throughout the year management estimates the level of probable losses to determine whether the allowance for loan losses is appropriate considering the estimated losses existing in the portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined by management to be appropriate relative to losses. The allowance for loan losses is increased by charges to income (provisions) and decreased by charge-offs, net of recoveries.

Management’s periodic evaluation of the appropriateness of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Company considers the characteristics of (1) one-to-four family residential first mortgage loans; (2) automobile loans; and (3) consumer and home improvement loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type and then applying a loss factor to the remaining pool balance based on several factors including classification of the loans as to grade, past loss experience, inherent risks, economic conditions in the primary market areas and other factors which usually are beyond the control of the Company. Those segregated specific loans are evaluated using the present value of future cash flows, usually determined by estimating the fair value of the loan’s collateral reduced by any cost of selling and discounted at the loan’s effective interest rate if the estimated time to receipt of monies is more than three months.

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

Servicing – Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Interest Rate Risk - The Company’s asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. The Company monitors the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. The Company’s management has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of the Company to hold its assets as planned. However, the Company is exposed to significant market risk in the event of significant and prolonged interest rate changes.

Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in non-interest expenses.

Premises and Equipment - Land is carried at cost. Buildings and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.

Core Deposit Premiums - Core deposit premiums paid are being amortized over ten years which approximates the estimated life of the purchased deposits. The carrying value of core deposit premiums is periodically evaluated to estimate the remaining periods of benefit. If these periods of benefits are determined to be less than the remaining amortizable life, an adjustment to reflect such shorter life will be made.

Goodwill - On October 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Statement required the Company to discontinue the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are tested periodically for impairment and written down to their fair value as necessary. During the year ended September 30, 2001, goodwill was amortized on a straight-line basis over 20 years. Amortization expense was $63,857 for the year ended September 30, 2001.

Rate Lock Commitments – On March 31, 2002, the Financial Accounting Standards Board (“FASB”) determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, the Company adopted such accounting on July, 1, 2002.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, if material, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.

The cumulative effect of adopting this change in accounting for rate lock commitments as of July 1, 2002 was not material.

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

Stock Compensation – At September 30, 2003, the Company has two stock-based employee compensation plans, which are more fully described in note 22. The Company applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) in accounting for its stock option plans as allowed under SFAS No. 123, Accounting for Stock Based Compensation. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Had compensation cost for these plans been determined at the fair value on the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share would have been as follows:

	Year Ended September 30
	2003	2002	2001
Net income (in thousands):
As reported	$5,294	$4,235	$1,409
Pro forma	5,186	4,127	999
Earnings per share:
Basic - as reported	1.22	0.96	0.33
Basic - pro forma	1.19	0.94	0.23
Diluted - as reported	1.20	0.96	0.33
Diluted - pro forma	1.17	0.93	0.23

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant – 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

Recently Adopted Accounting Standards - In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142 and will be evaluated for impairment on an annual basis instead of being amortized. The Company, which owns intangible assets of this nature, adopted this Statement on October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the consolidated financial statements of the Company.

In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The provisions of the statement related to interim disclosures are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 for the quarter ended March 31, 2003 and has included the required disclosure in Note 1 to the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG); (ii) reflect decisions made by the Financial Accounting Standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variation in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. During November 2003, the FASB issued Staff Position 150-3, which indefinitely deferred the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests, such as the trust preferred securities of the Company. As currently written, SFAS 150 would require the Company’s trust preferred securities to be accounted for and reported as a liability in the consolidated statements of financial condition. The Company will adopt SFAS 150 when required by the FASB.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the consolidated financial statements of the Company.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of the VIE entity is the entity that absorbs a majority of the controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Company to deconsolidate its investment in the Trusts in future financial statements. In October 2003, the FASB delayed implementation of FIN 46 until the interim or annual period ending after December 15, 2003.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Company was not allowed to include the $16.9 million in trust preferred securities issued by The Trusts in Tier I capital, the Company would still exceed the regulatory required minimum for capital adequacy purposes.

Reclassifications - Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

2.	ACQUISITIONS

On May 15, 2001, the Company completed its acquisition of Walden/Smith Financial Group, Inc. (“Walden”) and its wholly-owned bank subsidiary, First Community Bank. As part of the acquisition, Walden’s stockholders received an aggregate of $27.4 million in cash for all of the issued and outstanding common stock of Walden. The transaction was accounted for using the purchase method. Goodwill of approximately $7.7 million and core deposit premium intangible asset of approximately $4.5 million was recorded related to the acquisition. The core deposit intangible asset is estimated to have a useful life of 10 years.

In connection with the acquisition, the Company’s savings association subsidiary, Pocahontas Federal Savings and Loan Association, changed its name to First Community Bank. In addition, the Company moved its corporate headquarters to Jonesboro, Arkansas.

On October 1, 2001, Pocahontas Bancorp, Inc. purchased Southern Mortgage Corporation, a mortgage company based in Tulsa, Oklahoma, for cash of $0.9 million. Goodwill of approximately $0.8 million was recorded related to the acquisition.

On May 31, 2002, the Company completed its acquisition of Peoples Bank of Imboden, an Arkansas bank based in Imboden, Arkansas, for cash of $8.4 million. Peoples Bank of Imboden had $71.6 million in assets, including $48.3 million in loans of which $7.1 million were Commercial real estate and $24.2 million were non-real estate loans, as of May 31, 2002. Peoples Bank of Imboden operated four branches in Lawrence County, Arkansas. A core deposit intangible asset of $2.5 million and no goodwill was recognized related to the acquisition. The core deposit intangible asset is estimated to have a useful life of 10 years.

On June 18, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc., the holding company for Newport Federal Savings Bank, in a merger valued at $4.3 million, or $15.00 per share. In the transaction, Pocahontas Bancorp issued 442,665 shares of stock to the stockholders of North Arkansas Bancshares at an exchange ratio of 1.5150 Company shares for each North Arkansas Bancshares share. Newport Federal Savings Bank had assets of $37.0 million, including $26.4 million in loans of which $2.7 million were Commercial real estate and $2.6 million were non-real estate loans as of June 18, 2002. A core deposit intangible asset of $0.6 million and no goodwill was recognized related to the acquisition. The core deposit intangible asset is estimated to have a useful life of 10 years.

On April 30, 2003, the Company completed the acquisition of Marked Tree Bancshares (“Marked Tree”) and its bank subsidiary, Marked Tree Bank, in a stock transaction valued at approximately $3.2 million. The transaction was structured as a tax-free reorganization whereby Marked Tree stockholders received 103.1004 shares of Company stock for each outstanding share of Marked Tree stock. Marked Tree was headquartered in Marked Tree, Arkansas and operated one full-service banking office. At April 30, 2003, Marked Tree had net loans receivable of $11.8 million, of which $3.5 million were classified as commercial real estate loans and $3.3 million classified as non-real estate loans; total assets of $32.6 million, total deposits of $28.6 million and stockholders’ equity of $3.2 million. A core deposit intangible asset of $0.4 million and no goodwill was recognized related to the acquisition. The core deposit intangible asset is estimated to have a useful life of 10 years.

The following unaudited pro forma information is being provided for the business acquisitions made during the year ended September 30, 2002, as though the Company made the acquisitions at the beginning of the year ended September 30:

	2002	2001
	(in thousands, except earnings per share)
Net interest income	$19,703	$14,280
Income before income taxes	6,095	3,251
Net income	3,505	2,402
Basic earnings per share	$0.80	$0.56
Diluted earnings per share	$0.79	$0.56

The following unaudited pro forma information is being provided for the business acquisitions made during the year ended September 30, 2003 and 2002, as though the Company made the acquisitions at the beginning of the year ended September 30:

	2003	2002
	(in thousands, except earnings per share)
Net interest income	$18,357	$20,653
Income before income taxes	8,267	6,938
Net income	5,715	3,962
Basic earnings per share	$1.32	$0.90
Diluted earnings per share	$1.29	$0.89

3.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2003 and 2002, were as follows (items which are not financial instruments are not included):

	2003		2002
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets and liabilities:
Cash and due from banks	$22,020,489	$22,020,489	$34,306,598	$34,306,598
Cash surrender value of life insurance	7,340,618	7,340,618	6,883,493	6,883,493
Securities held-to-maturity	5,403,862	5,651,427	8,123,832	8,499,577
Securities available-for sale	293,569,266	293,569,266	117,340,818	117,340,818
Trading securities	1,497,252	1,497,252	1,464,458	1,464,458
Loans receivable, net	385,872,017	390,985,000	396,141,853	405,906,000
Loans receivable, held for sale	3,130,238	3,172,000	11,939,522	12,432,000
Accrued interest receivable	5,161,006	5,161,006	4,362,821	4,362,821
Federal Home Loan Bank stock	5,583,700	5,583,700	2,125,500	2,125,500
Demand and savings deposits	311,188,376	311,188,376	187,624,693	187,624,693
Time deposits	274,903,771	278,316,000	332,407,009	336,167,000
Federal Home Loan Bank advances	100,693,629	102,308,000	22,136,967	23,459,000
Commitments	—	—	—	—

For purposes of the above disclosures of estimated fair value, the following assumptions were used. The estimated fair value for cash and due from banks, cash surrender value of life insurance, accrued interest receivable, and Federal Home Loan Bank (“FHLB”) stock is considered to approximate cost. The estimated fair values for securities are based on quoted market values for the individual securities or for equivalent securities. The fair value for loans is estimated by discounting the future cash flows using the current rates the Company would charge for similar such loans at the applicable date. The estimated fair value for demand and savings deposits is based on the amount for which they could be settled on demand. The estimated fair values for time deposits, FHLB advances and securities sold under agreements to repurchase are based on estimates of the rate the Company would pay on such deposits and borrowed funds at the applicable date, applied for the time period until maturity. The estimated fair values for other financial instruments approximate cost and are not considered significant to this presentation. Fair values for the Company’s off-balance-sheet instruments, which consist of lending commitments and standby and commercial letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance-sheet instruments is not significant.

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities at September 30 are as follows:

	2003
Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$5,403,862	$247,565	$—	$5,651,427

Total	$5,403,862	$247,565	$—	$5,651,427

	2003
Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$42,947,125	$573,936	$244,612	$43,276,449
Mortgage backed securities	214,959,984	3,029,139	1,916,774	216,072,349
Municipal bonds	18,799,520	342,704	194,869	18,947,355
Corporate bonds	14,500,000	—	231,500	14,268,500
Mutual fund	1,000,000	4,613	—	1,004,613

Total	$292,206,629	$3,950,392	$2,587,755	$293,569,266

	2002
Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$8,123,832	$375,745	$—	$8,499,577

Total	$8,123,832	$375,745	$—	$8,499,577

	2002
Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$3,450,000	$198,406	$—	$3,648,406
Mortgage backed securities	102,697,968	2,165,764	28,273	104,835,459
Municipal bonds	4,878,052	169,854	5,332	5,042,574
Corporate bonds	3,895,214	—	80,835	3,814,379

Total	$114,921,234	$2,534,024	$114,440	$117,340,818

The amortized cost and estimated fair value of securities at September 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$496,906	$497,910
Due from one year to five years	—	—	7,188,945	7,247,381
Due from five years to ten years	2,813,816	3,040,138	28,198,116	28,312,872
Due after ten years	2,590,046	2,611,289	40,362,678	40,434,140
Mortgage backed securities	—	—	214,959,984	216,072,350
Mutual fund	—	—	1,000,000	1,004,613

Total	$5,403,862	$5,651,427	$292,206,629	$293,569,266

Securities with a carrying value and a fair value of $117,085,579 and $66,414,882 at September 30, 2003 and 2002, respectively, were pledged to collateralize public and trust deposits.

For the years ended September 30, 2003, 2002, and 2001, proceeds from the sales of securities available-for-sale amounted to $16,850,782, $43,693,096, and $49,818,508, respectively. Gross realized gains amounted to $327,694, $567,104, and $416,914, respectively. Gross realized losses amounted to $3,469, $11,607, and $36,905, respectively.

5.	LOANS RECEIVABLE

Loans receivable at September 30 are summarized as follows:

	2003	2002
Real estate loans:
Single-family residential	$136,235,128	$176,173,820
Multifamily residential	1,383,931	1,194,390
Agricultural	20,467,328	17,342,162
Commercial	113,854,627	91,298,606

Total real estate loans	271,941,014	286,008,978

Other loans:
Savings account loans	6,538,001	6,808,067
Commercial business	67,746,611	64,524,555
Other	47,354,215	46,457,679

Total other loans	121,638,827	117,790,301

Total loans receivable	393,579,841	403,799,279

Less:
Undisbursed loan proceeds	3,413,336	4,242,669
Unearned fees, net	226,828	209,533
Allowance for loan losses	4,067,660	3,205,224

Loans receivable, net	$385,872,017	$396,141,853

The Company originates adjustable rate mortgage loans to hold for investment. The Company also originates 15 year and 30 year fixed rate mortgage loans and sells substantially all new originations of such loans to outside investors. Certain loans are originated for sale. These loans are typically held for sale only a short time, and were approximately $3.1 million and $11.9 million as of September 30, 2003 and 2002, respectively. Normally the short time between origination and sale does not provide for significant differences between cost and market values.

The Company is not committed to lend additional funds to debtors whose loans have been modified.

The Company grants real estate, commercial, consumer and agricultural real estate loans, primarily in north-eastern Arkansas. Substantially all loans are collateralized by real estate or consumer assets.

6.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at September 30 is summarized as follows:

	2003	2002
Securities	$1,717,858	$798,986
Loans receivable	3,443,148	3,563,835

TOTAL	$5,161,006	$4,362,821

7.	ALLOWANCE FOR LOAN AND FORECLOSED REAL ESTATE LOSSES

Activity in the allowance for losses on loans and foreclosed real estate for the years ended September 30, 2003, and 2002 is as follows:

	Loans	Foreclosed Real Estate
BALANCE, SEPTEMBER 30, 2001	2,541,999	$100,000

Provision for losses	900,000	165,000
Balance transferred at acquisition	836,100	—
Charge-offs	(1,136,593)	(104,512)
Recoveries	63,718	—

BALANCE, SEPTEMBER 30, 2002	3,205,224	160,488

Provision for losses	2,595,000	461,151
Balance transferred at acquisition	354,792	—
Charge-offs	(2,204,229)	(568,464)
Recoveries	116,873	35,118

BALANCE, SEPTEMBER 30, 2003	$4,067,660	$88,293

The following is a summary of information pertaining to impaired and non-accrual loans:

	September 30,
	2003	2002
	(in thousands)
Impaired loans with a valuation allowance	$9,065	$4,166
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$9,065	$4,166

Valuation allowance related to impaired loans	$1,680	$625
Total non-accrual loans	$5,610	$3,183
Total loans past-due ninety days or more and still accruing	$414	$214

	Years Ended September 30,
	2003	2002
	(in thousands)
Average investment in impaired loans	$6,725	$5,292

Interest income recognized on impaired loans	$349	$184

Interest income recognized on a cash basis on impaired loans is not significantly different from interest recognized on impaired loans above. No additional funds are committed to be advanced in connection with impaired loans.

8.	PREMISES AND EQUIPMENT

Premises and equipment at September 30 are summarized as follows:

	2003	2002
Cost:
Land	$3,109,889	$2,163,919
Buildings and improvements	11,040,405	11,088,401
Furniture, fixtures, and equipment	4,491,359	4,236,240

	18,641,653	17,488,560
Less accumulated depreciation	(4,642,902)	(3,578,402)

TOTAL	$13,998,751	$13,910,158

9.	GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Statement required discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair value as necessary. The Company adopted the provisions of this statement on October 1, 2001. There was no impairment loss resulting from the transitional impairment test as of October 1, 2001. As of April 1, 2003 and 2002, the Company performed its annual impairment test and concluded there was no impairment to the carrying value of the Company’s goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test as of April 1, 2004.

Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Year Ended September 30
	2003	2002	2001
(in thousands, except earnings per share amounts):
Net income - as reported	$5,294	$4,235	$1,409
Add back: Goodwill amortization, net of tax			42

Net income - adjusted	$5,294	$4,235	$1,451

Basic earnings per share:
As reported	$1.22	$0.96	$0.33
As adjusted	$1.22	$0.96	$0.34

Diluted earnings per share:
As reported	$1.20	$0.96	$0.33
As adjusted	$1.20	$0.96	$0.34

Changes in the carrying amount of goodwill for the years ended September 30, 2003 and 2002 were as follows:

Balance as of September 30, 2001	$7,665,461
Additions related to business acquisitions	809,245
Adjustment to Walden/Smith acquisition	372,866

Balance as of September 30, 2002	8,847,572

Balance as of September 30, 2003	$8,847,572

During the year ended September 30, 2003, the Company acquired approximately $0.4 million of core deposit intangible assets. As of September 30, 2003 the Company has total core deposit intangible assets of $7,880,406, net of accumulated amortization of approximately $2,936,000. Core deposit intangible assets are estimated to have a useful life of 10 years.

The Company has no identifiable intangible assets with indefinite useful lives.

Total amortization expense for core deposit intangible assets was approximately $1,096,000, $831,000, and $513,000 for the years ended September 30, 2003, 2002 and 2001, respectively. Amortization expense for the net carrying amount of core deposit intangible assets at September 30, 2003 is estimated to be as follows:

Year ended September 30, 2004	$1,043,705
Year ended September 30, 2005	1,043,705
Year ended September 30, 2006	1,043,705
Year ended September 30, 2007	1,043,705
Year ended September 30, 2008	909,384
After September 30, 2008	2,796,202

Total	$7,880,406

10.	DEPOSITS

Deposits at September 30 are summarized as follows:

	2003	2002
Checking accounts, including noninterest-bearing deposits of $37,216,842 and $38,323,290 in 2003 and 2002, respectively	$239,148,548	$121,777,628
Passbook savings	72,039,828	65,847,065
Certificates of deposit	274,903,771	332,407,009

TOTAL	$586,092,147	$520,031,702

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $97,031,149 and $83,217,466 at September 30, 2003 and 2002, respectively.

At September 30, 2003, scheduled maturities of certificates of deposit are as follows:

Years ending September 30:	Total
2004	$236,262,010
2005	16,382,358
2006	2,953,052
2007	10,305,650
2008	9,000,701

TOTAL	$274,903,771

Interest expense on deposits for the years ended September 30, 2003, 2002, and 2001, is summarized as follows:

	2003	2002	2001
Checking	$4,235,136	$1,359,815	$779,118
Passbook savings	1,832,958	1,244,393	606,777
Certificates of deposit	10,599,565	11,360,013	12,030,388

TOTAL	$16,667,659	$13,964,221	$13,416,283

11.	FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Company is required to purchase stock in the FHLB. Such stock may be redeemed at par but is not readily marketable. At September 30, 2003 and 2002, the Company had stock of $5,583,700 and $2,125,500, respectively. Pursuant to collateral agreements with the FHLB, advances are collateralized by all of the Company’s stock in the FHLB and by 75% of qualifying loans with a carrying value at September 30, 2003 and 2002, of approximately $225,282,562 and $212,094,750, respectively. Advances at September 30, 2003 and 2002, have maturity dates as follows:

	2003		2002
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
September 30:
2003			6.36%	$14,260,428
2004	1.27%	$16,060,000		—
2005	2.38%	23,000,000		—
2006	2.80%	48,980,000		—
2007	0.00%	—		—
2008	3.96%	5,972,710		—
Thereafter	7.00%	6,680,919	6.84%	7,876,539

TOTAL	2.81%	$100,693,629		$22,136,967

Interest expense on FHLB advances was $1,223,039, $1,782,432, and $5,117,593 for the years ended September 30, 2003, 2002, and 2001, respectively. Interest rates on all FHLB advances are fixed as of September 30, 2003.

12.	TRUST PREFERRED SECURITIES

On March 28, 2001, Pocahontas Capital Trust I, a Delaware statutory business trust wholly owned by Pocahontas Bancorp, Inc., sold to qualified buyers in a private placement offering $7.5 million of 10.18% cumulative trust preferred securities. The proceeds were used to purchase an equal principal amount of 10.18% subordinated debentures of Pocahontas Bancorp, Inc. Pocahontas Bancorp, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Pocahontas Capital Trust I on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as regulatory Tier 1 capital and are presented in the consolidated statements of financial condition as Trust Preferred Securities. The sole asset of Pocahontas Capital Trust I is the subordinated debentures issued by Pocahontas Bancorp, Inc. Both the preferred securities of Pocahontas Capital Trust I and the subordinated debentures of Pocahontas Bancorp, Inc. will mature on June 6, 2031; however, they may be prepaid, prior to maturity at any time on or after June 8, 2011, or earlier upon the occurrence of a special event as defined as certain changes in tax or investment company laws or regulatory capital requirements.

On November 28, 2001, Pocahontas Capital Trust II, a Delaware statutory business trust wholly owned by Pocahontas Bancorp, Inc., sold to qualified buyers in a private placement offering $10.0 million of variable rate (LIBOR +3.75%) cumulative trust preferred securities. The coupon resets semi-annually and has a coupon cap of 11.0% until December 8, 2006. The proceeds were used to purchase an equal principal amount of variable rate (LIBOR +3.75%) subordinated debentures of Pocahontas Bancorp, Inc. Pocahontas Bancorp, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Pocahontas Capital Trust II on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as regulatory Tier 1 capital and are presented in the consolidated statements of financial condition as Trust Preferred Securities. The sole asset of Pocahontas Capital Trust II is the subordinated debentures issued by Pocahontas Bancorp, Inc. Both the preferred securities of Pocahontas Capital Trust II and the subordinated debentures of Pocahontas Bancorp, Inc. will mature on December 8, 2031; however, they may be prepaid, prior to maturity and upon prior approval from the OTS at any time on or after December 8, 2006, or earlier upon the occurrence of a special event as defined as certain changes in tax or investment company laws or regulatory capital requirements.

For the year ended September 30, 2003, 2002 and 2001, interest expense incurred on the trust preferred securities totaled $1,292,519 $1,248,692 and $388,490 respectively. Such interest expense is shown under interest expense as a separate line item, in the consolidated statements of income and comprehensive income.

13.	DEFERRED COMPENSATION

The Company has funded and unfunded deferred compensation agreements with a former executive and non-officer members of the Board of Directors. The plans limit the ability of the executive to compete with the Company and require that the directors continue to serve for a specified period of time. The amount of expense related to such plans for the years ended September 30, 2003, 2002, and 2001, was approximately $48,000, $94,000, and $340,000, respectively. During the year ended September 30, 2001, an additional expense of $900,730 was incurred related to the termination of the agreements with certain directors, all of which has been paid. During the years ended September 30, 2003 and 2002, an additional expense of $264,000 and $133,000, respectively, was incurred relating to separation agreements with officers. As of September 30, 2003 and 2002, approximately $777,000 and $616,000, respectively was payable under the remaining agreements.

On March 2, 1999, the Company, the Bank, and an executive entered into an Employment Separation Agreement and Release (the “Agreement”). The Agreement provides, among other things, for the payment by the Company to the executive of $2,750,000, in installments of not less than $150,000 annually, with the entire unpaid amount due upon the executive’s death. Total payments under this agreement were expensed during the year ended September 30, 1999. The unpaid balance earns interest at the Federal Funds rate, as determined each month, compounded monthly, until distributed. The unpaid balance, including accrued interest, was $2,108,672 and $2,230,688 at September 30, 2003 and 2002, respectively. Pursuant to the Agreement, the executive forfeited all shares of restricted stock awarded to him under the Company’s current Recognition and Retention Plan and agreed to forego any additional benefits accruals or contributions under the Company’s Restated Supplemental Executive Retirement Agreement. Pursuant to the Agreement, the executive’s employment agreement was terminated (except for certain specified provisions) and no further payouts under the Employment Agreement are due to him.

On June 13, 2001, the Company, the Bank, and an executive entered into an agreement to terminate his employment as President and Chief Executive Officer (the “Termination Agreement”) effective September 30, 2001. The Termination Agreement provides, among other things, for the payment by the Company to the executive of $1,600,000, in installments of not less than $60,000 annually, with the entire unpaid amount due upon the executive’s death. Total payments under this agreement were expensed during the year ended September 30, 2001. The unpaid balances earn interest at the Federal Funds rate, as determined each month, compounded monthly, until distributed. The unpaid balance, including accrued interest, was $0 and $1,276,973 at September 30, 2003 and 2002, respectively. Pursuant to the Termination Agreement, the parties agree that the stock options and common stock awarded to the executive under the stock option plans and the Recognition and Retention Plan shall continue to vest in accordance with the terms of such plans for so long as the executive maintains Continuous Service (as defined in the Termination Agreement) as an employee of the Company or the Bank. Pursuant to the Termination Agreement, the executive forgoes any additional benefit accruals or contributions under the Company’s Restated Supplemental Executive Retirement Agreement.

14.	RETIREMENT PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a defined contribution retirement plan. The plan covers all employees who have accumulated one year with 1,000 hours of service in each year. A flat percentage rate, selected by discretion of the Board of Directors is applied to the base salary of each eligible employee. The Company made no contributions to the plan for the years ended September 30, 2003, 2002 and 2001.

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. During 1998, the ESOP borrowed approximately $2.9 million from the Company to purchase shares of Company stock. The loan is collateralized by the shares that were purchased with the proceeds of the loan and was paid off during the year ended September 30, 2003. In 2003, the ESOP established a new $2.0 million line of credit with the Company that is to be used to purchase additional shares of Company stock. The loan is collateralized by the shares that are purchased with the proceeds of the loan; as of September 30, 2003, the ESOP owed $0.5 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP. The Company contributed $799,113, $671,780, and $573,627, respectively, to the ESOP in years ended September 30, 2003, 2002, and 2001.

The Company also has a supplemental retirement plan for certain executive officers. The plan requires that a set amount be deposited into a trust each year until the executive officers reach 60 years of age. The amount of expense related to such plans was approximately $122,000, $160,000, and $220,000 for the years ended September 30, 2003, 2002, and 2001, respectively.

15.	INCOME TAXES

Bancorp and its subsidiaries file consolidated federal income tax returns on a fiscal year basis. During the year ended September 30, 1997, new legislation was enacted which provides for the recapture into taxable income of certain amounts previously deducted as additions to the bad debt reserves for income tax purposes. The Company began changing its method of determining bad debt reserves for tax purposes following the year ended September 30, 1996. The amounts to be recaptured for income tax reporting purposes are considered by the Company in the determination of the net deferred tax liability.

Income tax provision (benefit) for the years ended September 30 is summarized as follows:

	2003	2002	2001
Current	$2,363,892	$2,232,914	$1,307,841
Deferred	22,697	(45,222)	(925,321)

TOTAL	$2,386,589	$2,187,692	$382,520

The net deferred tax amount, which is included in other liabilities, consisted of the following:

	2003	2002	2001
Deferred tax assets:
Deferred compensation	$1,179,477	$1,703,846	$2,101,084
Allowance for loan losses	1,887,710	1,172,844	599,364
Core deposit premium amortization	133,319	174,376	116,608
Other	35,759	110,876	27,593

Total deferred tax assets	3,236,265	3,161,942	2,844,649

Deferred tax liabilities:
Acquired intangibles	(2,688,000)	(2,582,573)	(2,296,511)
Unrealized gain on available-for-sale securities	(463,296)	(824,068)	(629,537)
FHLB stock dividends	(103,832)	(234,848)	(202,205)
Other	(400,319)	(277,711)	(38,283)

Total deferred tax liabilities	(3,655,447)	(3,919,200)	(3,166,536)

Net deferred tax liability	$(419,182)	$(757,258)	$(321,887)

The income tax provision differed from the amounts computed by applying the federal income tax rates as a result of the following:

	2003		2002		2001
Expected income tax expense	34.0%	$2,611,522	34.0%	$2,183,713	34.0%	$609,087
Exempt income	(3.6)	(275,331)	(3.3)	(212,681)	(10.2)	(183,515)
Cash surrender value of life insurance	(2.0)	(155,423)	(1.1)	(67,541)	—	—
State tax, net of federal benefit	2.3	175,673	2.7	172,033	1.8	32,624
Change in estimate	—	—	—	—	(4.8)	(85,849)
Other	0.4	30,148	1.8	112,168	0.6	10,173

TOTAL	31.1%	$2,386,589	34.1%	$2,187,692	21.4%	$382,520

The Company provides for the recognition of a deferred tax asset or liability for the future tax consequences of differences in carrying amounts and tax bases of assets and liabilities. Specifically exempted from this provision are bad debt reserves for tax purposes of U.S. savings and loan associations in the association’s base year, as defined. Base year reserves total approximately $3,600,000 at September 30, 2003. Consequently, a deferred tax liability of approximately $1,378,000 related to such reserves is not provided for in the statement of financial condition at September 30, 2003.

16.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). Management believes, as of September 30, 2003, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2003 and 2002, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003:
Tangible capital to tangible assets	$47,546	6.40%	$11,152	1.50%	N/A	N/A
Core capital to adjusted tangible assets	47,546	6.40	29,738	4.00	$37,172	5.00
Total capital to risk weighted assets	51,612	11.85	34,841	8.00	43,552	10.00
Tier I capital to risk weighted assets	47,546	10.92	17,421	4.00	26,131	6.00

As of September 30, 2002:
Tangible capital to tangible assets	$38,132	6.40%	$8,934	1.50%	N/A	N/A
Core capital to adjusted tangible assets	38,132	6.40	23,823	4.00	$29,779	5.00
Total capital to risk weighted assets	41,337	10.74	30,786	8.00	38,482	10.00
Tier I capital to risk weighted assets	38,132	9.91	15,393	4.00	23,089	6.00

17. RETAINED EARNINGS

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank’s stockholder’s equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. This requirement effectively limits the dividend paying ability of the Company in that the Company must maintain an investment in equity of the Bank sufficient to enable the Bank to meet its requirements as noted above. Required capital amounts are shown in Note 16 to the consolidated financial statements. Liquidation account balances are not maintained because of the cost of maintenance and the remote likelihood of complete liquidation. Additionally, the Bank is limited to distributions it may make to Bancorp without OTS approval if the distribution would cause the total distributions to exceed the Bank’s net income for the year to date plus the Bank’s net income (less distributions) for the preceding two years. Bancorp may use assets other than its investment in the Bank as a source of dividends.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Year Ended September 30
	2003	2002	2001
Basic EPS weighted average shares	4,345,113	4,400,027	4,295,002
Add dilutive effect of unexercised options	69,730	28,897	791

Dilutive EPS weighted average shares	4,414,843	4,428,924	4,295,793

19. CONTINGENCIES

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

At September 30, 2003, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2003, the Company had no interests in non-consolidated special purpose entities. At September 30, 2003, commitments included:

Total approved loan origination commitments outstanding were $17.9 million, including $7.1 million loans committed to sell.

Rate lock agreements with customers of $7.1 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $3.4 million.

Total unused lines of credit of $23.2 million.

Outstanding letters of credit of $0.8 million.

Total certificates of deposit scheduled to mature in one year or less of $236.2 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $7.1 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at September 30, 2003.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, through repayments, deposits and borrowings, to meet its current commitments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unless noted otherwise, the Company does not require collateral or other security to support such financial instruments with credit risk.

Commitments to Extend Credit and Financial Guarantees - Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

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

The Company has not incurred any losses on its commitments in any of the three years in the period ended September 30, 2003.

21. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests total approximately $8,518,569, and $8,458,178 at September 30, 2003, and 2002, respectively. During the year ended September 30, 2003, total principal additions were $9,692,203 and total principal payments were $9,631,812.

Deposits from related parties held by the Company at September 30, 2003, and 2002, amounted to $3,610,878, and $3,035,226, respectively.

22. RESTRICTED STOCK AWARD PROGRAMS AND STOCK OPTION PLANS

1994 Stock Option Plan -

The 1994 Stock Option Plan for outside directors granted non-qualified stock options to purchase shares of common stock for each outside director who was serving in such a capacity on the date of the Company’s initial stock offering in 1994. The purchase price of the common stock deliverable upon the execution of each non-qualified stock option was the price at which the common stock of the Company was offered in the initial offering ($10). The Company granted options on 20,643 shares of common stock (options on 24,917 shares may be granted under the plan). The plan also provides for subsequent grants of non-qualifying stock options to others who become outside directors after the date of the offering. As of September 30, 2003 and 2002, all options granted under this plan have been exercised.

1998 Stock Option Plan -

The Company’s stockholders adopted the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award any one or a combination of incentive stock options, non-statutory or compensatory stock options, limited rights, dividend equivalent rights and reload options, representing up to 357,075 shares of the Company’s stock. The options will vest in equal amounts over five years beginning one year from the date of grant. Options granted vest immediately in the event of retirement, disability, or death and are generally exercisable for a three year period following such event. Outstanding stock options expire no later than 10 years from the date of grant. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share, the fair value of the stock on that date. The weighted average remaining contractual life of the options as of September 30, 2003, is 5.1 years.

Stock Options Assumed in Acquisition -

During the year ended September 30, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc. The Company assumed 30,970 in stock options granted to employees and directors of North Arkansas Bancshares, Inc. related to such acquisition. All options granted to non-employee directors shall expire one year after the non-employee director ceases to maintain continuous service.

A summary of the activity of the Company’s stock option plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2000	350,000	$9.00
Granted	—
Exercised	—
Forfeited	(16,000)

Outstanding at September 30, 2001	334,000	$9.00
Granted	—
Assumed related to acquisition	30,970	$6.44
Exercised	(80,000)	$9.00
Forfeited	—

Outstanding at September 30, 2002	284,970	$8.72
Granted	—
Exercised	(4,713)	$6.44
Forfeited	—

Outstanding at September 30, 2003	280,257	$8.76

Options exercisable at September 30, 2001	181,600	$9.00

Options exercisable at September 30, 2002	183,370	$8.57

Options exercisable at September 30, 2003	229,457	$8.71

1998 Recognition Plan -

The 1998 Recognition and Retention Plan (“RRP”) provides for a committee of the Company’s Board of Directors to award restricted stock to key officers as well as non-employee directors. The RRP authorizes the Company to grant up to 142,830 shares of the Company’s common stock. The Committee granted 142,830 shares to key officers and non-employee directors on October 23, 1998.

Compensation expense is being recognized based on the fair market value of the shares on the grant date of $9.00 over the vesting period. The shares will vest equally over a five year period with the first vesting date of January 3, 2000. Shares granted will be vested immediately in the event of disability or death. Approximately $35,000, $81,000, and $161,000 in compensation expense was recognized during the years ended September 30, 2003, 2002, and 2001, respectively.

23. OTHER COMPREHENSIVE INCOME

	Year Ended September 30, 2003
	Before Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
UNREALIZED GAINS (LOSSES) ON SECURITIES:
Unrealized holding gain (loss) on securities arising during period	$(732,723)	$249,125	$(483,598)
Less reclassification adjustment for gains included in net income	(324,225)	110,237	(213,988)

Other comprehensive income (loss)	$(1,056,948)	$359,362	$(697,586)

	Year Ended September 30, 2002
	Before Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
UNREALIZED GAINS ON SECURITIES:
Unrealized holding gain on securities arising during period	$1,123,502	$(381,991)	$741,511
Less reclassification adjustment for gains included in net income	(555,497)	188,869	(366,628)

Other comprehensive income	$568,005	$(193,122)	$374,883

	Year Ended September 30, 2001
	Before Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
UNREALIZED GAINS ON SECURITIES:
Unrealized holding gain on securities arising during period	$3,889,876	$(1,322,558)	$2,567,318
Less reclassification adjustment for gains included in net income	(380,009)	129,203	(250,806)

Other comprehensive income	$3,509,867	$(1,193,355)	$2,316,512

24.	SUBSEQUENT EVENTS

On November 20, 2003, the Company entered into an agreement with Bank of Cave City, Arkansas for the Company to sell its branch in Strawberry, Arkansas to the Bank of Cave City. The sale of the branch resulted from management’s decision to concentrate on the Bank’s other Arkansas markets. The Strawberry, Arkansas branch office had approximately $13 million in deposits as of September 30, 2003.

25.	PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition as of September 30, 2003 and 2002, and condensed statements of income and cash flows for the years ended September 30, 2003 and 2002, for Pocahontas Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

POCAHONTAS BANCORP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2003 AND 2002

	2003	2002
ASSETS
Deposit in Bank	$3,877,812	$6,426,458
Investment in Bank	66,235,121	58,181,507
Loan receivable	538,121	1,373,202
Investment securities	1,497,252	1,464,458
Other assets	931,077	1,522,736

TOTAL ASSETS	$73,079,383	$68,968,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$1,052,994	$1,067,701
Deferred compensation	2,108,672	3,507,662
Trust preferred securities	16,921,150	16,900,383
Stockholders’ equity	52,996,567	47,492,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,079,383	$68,968,361

CONDENSED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001
INCOME:
Dividend from the Bank	$1,500,000	$—	$—
Interest and investment income (loss)	470,367	(136,837)	593,573

Total Income	1,970,367	(136,837)	593,573
EXPENSES:
Interest expense	1,349,429	1,324,136	542,331
Operating expenses	931,202	613,255	3,365,216

Total Expenses	2,280,631	1,937,391	3,907,547

LOSS BEFORE INCOME TAXES AND EQUITY IN IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	(310,264)	(2,074,228)	(3,313,974)

INCOME TAX BENEFIT	741,403	811,104	1,128,956

LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	431,139	(1,263,124)	(2,185,018)

EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	4,863,219	5,498,118	3,593,929

NET INCOME	$5,294,358	$4,234,994	$1,408,911

POCAHONTAS BANCORP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$5,294,358	$4,234,994	$1,408,911
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of Bank subsidiary	(4,863,219)	(5,498,118)	(3,593,929)
ESOP allocation	160,562	—	—
Amortization	20,767	18,825	—
Stock compensation	35,251	851,660	610,140
Changes in operating assets and liabilities:
Investment securities	(32,794)	1,710,816	(2,048,562)
Loan receivable	835,080	626,866	443,457
Other assets	614,662	(643,894)	1,266,430
Accrued expenses and other liabilities	(638,885)	732,448	(1,851,735)
Deferred compensation	(1,398,990)	(1,101,543)	1,963,391

Net cash provided by operating activities	26,792	932,054	(1,801,897)

INVESTING ACTIVITIES:
Cash acquired from acquisition of North Arkansas Bancshares, Inc.	—	510,445	(6,000,000)
Cash acquired from acquisition of Marked Tree Bancshares, Inc.	7,667	—	—

Net cash provided by investing activities	7,667	510,445	(6,000,000)

FINANCING ACTIVITIES:
Options exercised	30,352	720,000	35,588
Dividends paid	(1,399,430)	(1,268,379)	(1,160,929)
Proceeds from issuance of trust preferred securities, net of issuance costs	—	9,650,500	7,231,058
Purchase of treasury stock	(1,214,027)	(6,435,745)	—

Net cash provided (used) by financing activities	(2,583,105)	2,666,376	6,105,717

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,548,646)	4,108,875	(1,696,180)

CASH AND CASH EQUIVALENTS:
Beginning of year	6,426,458	2,317,583	4,013,763

End of year	$3,877,812	$6,426,458	$2,317,583

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables represent summarized data for each of the four quarters in the years ended September 30, 2003 and 2002:

	2003
	(in thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$9,377	$9,386	$9,233	$9,046
Interest expense	4,790	5,010	4,804	4,636

Net interest income	4,587	4,376	4,429	4,410
Provision for loan losses	1,100	650	100	745

Net interest income after provision for loan losses	3,487	3,726	4,329	3,665
Non-interest income	3,851	2,353	1,677	2,671
Non-interest expense	4,880	4,422	4,324	4,453

Income before income taxes	2,458	1,657	1,682	1,883
Income tax expense	554	505	657	670

Net income	$1,904	$1,152	$1,025	$1,213

Basic earnings per share	$0.43	$0.26	$0.24	$0.28
Diluted earnings per share	$0.42	$0.26	$0.24	$0.28
Cash dividends declared per common share	$0.080	$0.080	$0.080	$0.080

	2002
	(in thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$9,634	$8,674	$7,780	$8,019
Interest expense	4,835	4,215	3,966	4,183

Net interest income	4,799	4,459	3,814	3,836
Provision for loan losses	500	200	100	100

Net interest income after provision for loan losses	4,299	4,259	3,714	3,736
Non-interest income	1,396	1,484	1,258	1,159
Non-interest expense	4,033	3,821	3,680	3,348

Income before income taxes	1,662	1,922	1,292	1,547
Income tax expense	570	650	439	529

Net income	$1,092	$1,272	$853	$1,018

Basic earnings per share	$0.25	$0.29	$0.19	$0.23
Diluted earnings per share	$0.25	$0.29	$0.19	$0.23
Cash dividends declared per common share	$0.075	$0.070	$0.070	$0.070

* * * * * *

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain disclosures required by Items 10, 11, 12, 13 and 15 of this Part III, unless presented herein, is incorporated by reference from the Company’s definitive proxy statement issued in conjunction with the Company’s Annual Meeting of Stockholders to be held on February 4, 2004.

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information, as of September 30, 2003, regarding members of the Company’s Board of Directors, including the terms of office of Board members.

Name (1)	Age (4)	Positions Held in the Company	Served Since (2)	Current Term to Expire	Shares of Common Stock Beneficially Owned on Record Date (3)	Percent Of Class
Directors Continuing in Office
James A. Edington	53	Director	1994	2005	310,017	6.8%
Robert Rainwater	68	Director	1981	2005	54,386	1.2%
Ralph P. Baltz	55	Chairman of the Board	1986	2006	195,294	4.3%
Marcus Van Camp	55	Director	1990	2006	48,752	1.1%

Nominees
A.J. Baltz, JR	76	Director	2001	2004	209,252	4.6%
Dwayne Powell	39	President, Chief Executive Officer And Director	2000	2004	209,485	4.6%
N. Ray Campbell	54	Director	1992	2004	54,267	1.2%

Executive Officers
Terry Prichard	43	Chief Financial Officer	2001	N/A	18,615	0.4%
Brad Snider	43	Chief Operating Officer	2002	N/A	42,430	0.9%

(1)	The mailing address for each person listed is 1700 East Highland Drive, Jonesboro, AR 72401. Each of the directors listed is also a director of First Community Bank (the “Bank”), the Company’s wholly owned subsidiary.
(2)	Reflects initial appointment to the Board of Directors of the Company’s mutual predecessor for directors who have served since earlier than 1994.
(3)	See definition of “beneficial ownership” in the table “Beneficial Ownership of Common Stock.”
(4)	As of December 12, 2003

James A. Edington served as President and CEO from April 1999 through September 2001. Prior to that he served the Bank and the Company as Executive Vice President. He has been the Bank’s compliance officer, security officer, secretary, and treasurer. Mr. Edington has been employed in executive roles with the Bank since 1983.

Ralph P. Baltz has been Chairman of the Board of the Bank since January 1997 and of the Company since its formation. Mr. Baltz is a general contractor and residential developer and is the President and owner/operator of Tri-County Sand and Gravel, Inc.

Marcus Van Camp is the Superintendent of Schools at Pocahontas Public Schools, and has been employed by such schools for 33 years.

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

Terry Prichard is the Chief Financial Officer of the Company and the Bank, being appointed in August 2002. Previously she served the Company and the Bank as Controller and has been employed by the Bank since 1986.

Brad Snider is the Chief Operating Officer of the Company and the Bank, being appointed in June 2002. Previously he served as the President and CEO of North Arkansas Bancshares, Inc. (NARK) from July 1991 through June, 2002 at which time NARK merged into Pocahontas Bancorp, Inc. Mr. Snider also serves on the Board of Directors for the Bank.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company does not have an audit committee financial expert serving on the Company’s Audit Committee. The Company currently has a vacancy on its Board of Directors which it may choose to fill with a director that satisfies the current requirements for an audit committee financial expert; however, the Company has not yet identified an individual satisfying those criteria as well as other criteria that the Company believes are important for an individual to make a meaningful contribution to the deliberations of the Board of Directors as a whole. There can be no assurance when, or if, the Company will identify such an individual in the foreseeable future.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Committee is composed of Directors Marcus Van Camp, Robert Rainwater, N. Ray Campbell, and A. J. Baltz, Jr.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they filed. Except as stated above, the Company knows of no person who owns 10% or more of the Common Stock. Based solely on the review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that with respect to the year ended September 30, 2003, the Company’s officers and directors satisfied the reporting requirements promulgated under Section 16(a) of the 1934 Act.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company has included the Code of Ethics as Exhibit 14 to this Annual Report.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth for the years ended September 30, 2003, 2002, and 2001, certain information as to the total remuneration paid by the Company to the Chief Executive Officer and all other executive officers whose salary and bonuses exceeded $100,000 (“Named Executive Officers”).

					Long-Term Compensation			All Other Compens- sation (2)
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year Ended Sept. 30,	Salary (1)	Bonus	Other Annual Com- pensation	Restricted Stock Awards (3)	Options/ SARS (#)	LTIP Payouts
Dwayne Powell	2003	254,750	100,507	—	—	—	—	49,011
President and CEO (4)	2002	246,000	—	—	—	—	—	37,667
	2001	169,250	—	—	—	—	—	34,667
Brad Snider, COO	2003	116,000	25,541	—	—	—	—	29,888
Terry Prichard, CFO	2003	85,250	25,541	—	—	—	—	28,203
Ralph Baltz, Chairman	2003	70,000	50,000	—	—	—	—	—

(1)	Includes Board of Director and committee fees.

(2)	Consists of payments made pursuant to the Bank’s Profit Sharing Plan. See “—Benefits for Employees and Officers.” Also includes the Bank’s contributions or allocations (but not earnings) pursuant to the Bank’s Employee Stock Ownership Plan. Does not include benefits pursuant to the Bank’s Pension Plan. See “—Benefits for Employees and Officers.”

(3)	Represents awards made pursuant to the Company’s Recognition and Retention Plan for Employees, which awards vest in five equal annual installments commencing on January 3, 2000. Dividends on such shares accrue and are paid to the recipient when the shares are granted. The value of such shares was determined by multiplying the number of shares awarded by the price at which the shares of common stock were sold.

(4)	Mr. Powell was appointed President and Chief Executive Officer, effective October 1, 2001, upon the retirement of James A. Edington.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired upon Exercise	Value Realized	Number of Unexercised Options at Fiscal Year-End	Value of Unexercised In- The-Money Options at Fiscal Year-End
			Exercisable/Unexercisable	Exercisable/Unexercisable
Dwayne Powell	—	—	80,000/0	$323,200/$0
Brad Snider	—	—	16,830/0	$144,738/$0
Terry Prichard	—	—	2,500/0	$12,600/$0
Ralph Baltz	—	—	16,000/0	$112,640/$0

No option grants or restricted stock awards were made in fiscal 2003 to any of the Named Executive Officers.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons and groups who beneficially own in excess of 5% of Common Stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

The following table sets forth, as of December 12, 2003, the Record Date, the shares of Common Stock beneficially owned by the Company’s directors, named executive officers (as defined in “—Executive Compensation”), and executive officers and directors as a group, as well as each person who was the beneficial owner of more than 5% of the outstanding shares of Company Common Stock as of the Record Date.

Holder	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding (4)
All Directors and Executive Officers as a Group (9 persons)	1,142,498	25.1%

First Community Bank 401(k) Savings and Employee Stock Ownership Plan. (2)(3) 1700 East Highland Drive Jonesboro, AR 72403	518,138	11.4%

James A. Edington 1700 East Highland Drive Jonesboro, Arkansas 72403	310,017	6.8%

Tontine Financial Partners, L.P. Tontine Partners, L.P. Tontine Management, L.L. C. Jeffrey L. Gendell 200 Park Avenue, Suite 3900 New York, New York 10166	442,848	9.7%

Dimensional Fund Advisers, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	280,900	6.2%

(1)	Based solely upon the filings made pursuant to the Exchange Act and information furnished by the respective persons. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has sole or shared voting or investment power with respect to such shares, or has a right to acquire beneficial ownership at any time within 60 days from the date as to which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as shares owned by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2)	Under the First Community Bank 401(k) Savings and Employee Stock Ownership Plan (the “ESOP”), shares allocated to participants’ accounts are voted in accordance with the participants’ directions. Unallocated shares held by the ESOP are voted by the ESOP Trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares. As of the Record Date, 549,281 shares of Common Stock were allocated under the ESOP.
(3)	Excludes 73,743 shares of Common Stock or 12.5% of the shares of Common Stock outstanding, owned by the ESOP for the benefit of the Named Executive officers.
(4)	Total Common Stock outstanding includes shares that may be acquired pursuant to presently exercisable options.

Equity-Based Compensation Plans

The Company has adopted three equity-based compensation plans: the 1994 Stock Option Plan, the 1998 Stock Option Plan and the 1998 Recognition and Retention Plan. All three equity-based compensation plans have been approved by stockholders of the Company.

Set forth below is certain information as of September 30, 2003 regarding equity-based compensation plans for directors and executive officers of the Company, all of which have been approved by stockholders. The Company maintains no equity compensation plans that have not been approved by stockholders.

Plan	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of Securities remaining available for Issuance under plan

1994 Stock Option Plan	—	—	4,274
1998 Stock Option Plan	254,000	9.00	23,075
1998 Recognition and Retention Plan	—	—	35,707

Total	254,000	9.00	63,056

ITEM 13	CERTAIN TRANSACTIONS

The Bank has followed a policy of granting consumer loans and loans secured by one-to-four family real estate to officers, directors and employees. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with the general public prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.

All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law generally requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates, subject to limited exceptions. However, recent regulations now permit executive officers and directors to receive the same terms on loans through plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to all directors, executive officers, and their associates totaled $8,518,569 at September 30, 2003, which was 16.1% of the Company’s stockholders’ equity at that date. There were no loans outstanding to any director, executive officer or their affiliates at preferential rates or terms during the three years ended September 30, 2003. All loans to directors and officers were performing in accordance with their terms at September 30, 2003.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Reference is made to the disclosure with respect to this Item in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2004, which disclosure is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

Financial statements have been included in Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Sequential Page Reference to Prior Filing or Exhibit Number Attached Hereto	Number Where Attached Exhibits Are Located in This Form 10-K Report

2	Plan of Reorganization	None	Not Applicable

3	Articles of Incorporation	None	Not Applicable

3	Bylaws	None	Not Applicable

4	Instruments defining the rights of security holders, including debentures	None	Not Applicable

9	Voting trust agreement	None	Not Applicable

10	Material contracts	None	Not Applicable

11	Statement re: computation of per share earnings	Not Required	Not Applicable

12	Statement re: computation of ratios	Not Required	Not Applicable

13	Annual Report to Stockholders	None	Not Applicable

14	Code of Ethics	14	Page 73

16	Letter re: change in certifying accountants	None	Not Applicable

18	Letter re: change in accounting principles	None	Not Applicable

19	Previously unfilled documents	None	Not Applicable

21	Subsidiaries of Registrant	21	Page 74

22	Published report regarding matters submitted to vote of security holders	None	Not Applicable

23	Consent of Experts and Counsel	23	Page 75

24	Power of Attorney	None	Not Applicable

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	Page 76

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	Page 77

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1	Page 78

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2	Page 79

(b) Reports on Form 8-K:

On July 28, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 9 “Regulation FD Disclosure” that the Company had released earnings for the three and nine month periods ended on June 30, 2003. Financial statements were filed as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: December 22, 2003	By:	/s/ Dwayne Powell
Dwayne Powell, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Powell	By:	/s/ Terry Prichard
	Dwayne Powell		Terry Prichard
	President, Chief Executive Officer,		Executive Vice President, Chief Financial Officer
	Director		Treasurer (Principal Financial Officer)
(Principal Executive Officer)

Date: December 22, 2003			Date: December 22, 2003

By:	/s/ Ralph P. Baltz	By:	/s/ James Edington
	Ralph P. Baltz		James Edington
	Chairman of the Board and Director		Director and Secretary

Date: December 22, 2003			Date: December 22, 2003

By:	/s/ A.J. Baltz, Jr.	By:	/s/ Marcus Van Camp
	A.J. Baltz. Jr.		Marcus Van Camp
	Director		Director

Date: December 22, 2003			Date: December 22, 2003

By:	/s/ N. Ray Campbell	By:	/s/ Robert Rainwater
	N. Ray Campbell		Robert Rainwater
	Director		Director

Date: December 22, 2003			Date: December 22, 2003