Form 10-Q
period 2003-12-31
POCAHONTAS BANCORP INC
filed 2004-02-13
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☐ No ☒.

There were 4,549,791 shares of Common Stock ($0.01 par value) issued and outstanding as of December 31, 2003.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	December 31, 2003	September 30, 2003
ASSETS
Cash	$19,673,920	$22,020,489
Cash surrender value of life insurance	7,419,819	7,340,618
Securities held-to-maturity	3,083,898	5,403,862
Securities available-for-sale	276,090,914	293,569,266
Trading securities, at fair value	1,657,210	1,497,252
Loans receivable, net	393,232,047	385,872,017
Loans receivable, held for sale	992,575	3,130,238
Accrued interest receivable	4,330,184	5,161,006
Premises and equipment, net	13,810,801	13,998,751
Federal Home Loan Bank stock, at cost	5,645,300	5,583,700
Goodwill	8,847,572	8,847,572
Core deposit premiums	7,632,549	7,880,406
Other assets	3,437,535	3,182,703

TOTAL ASSETS	$745,854,324	$763,487,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$571,365,279	$586,092,147
Federal Home Loan Bank advances	98,445,770	100,693,629
Deferred compensation	2,688,067	2,885,238
Accrued expenses and other liabilties	3,381,160	3,899,149
Trust preferred securities	16,926,342	16,921,150

Total liabilities	692,806,618	710,491,313
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,497,066 shares issued and 4,549,791 shares outstanding at December 31, 2003 and September 30, 2003	74,970	74,970
Additional paid-in capital	56,533,430	56,533,430
Unearned ESOP shares	(808,863)	(538,121)
Accumulated other comprehensive income	219,708	899,339
Retained earnings	21,200,661	20,199,149

	77,219,906	77,168,767
Treasury stock at cost, 2,947,275 shares, at December 31, 2003 and September 30, 2003	(24,172,200)	(24,172,200)

Total stockholders’ equity	53,047,706	52,996,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$745,854,324	$763,487,880

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31
	2003	2002
INTEREST INCOME:
Loans receivable	$6,213,706	$6,981,531
Investment securities	3,239,810	2,064,771

Total interest income	9,453,516	9,046,302
INTEREST EXPENSE:
Deposits	3,442,901	3,974,577
Borrowed funds	718,044	323,139
Trust preferred securities	314,194	338,406

Total interest expense	4,475,139	4,636,122
NET INTEREST INCOME	4,978,377	4,410,180
PROVISION FOR LOAN LOSSES	150,000	745,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,828,377	3,665,180
OTHER INCOME:
Fees and service charges	790,522	934,510
Gain on sale of loans	350,081	1,127,845
Gain (loss) on sale of securities	(12,923)	5,496
Trading gains, net	153,222	39,400
Gain on sale of branches	—	513,595
Other	92,264	49,938

Total other income	1,373,166	2,670,783

OPERATING EXPENSE:
Compensation and benefits	2,412,014	2,592,936
Occupancy and equipment	728,758	618,722
Insurance premiums	70,386	62,789
Professional fees	228,439	270,727
Data processing	166,493	179,379
Advertising and donations	70,366	171,053
Office supplies	69,875	74,643
REO and other repossessed assets	64,791	121,536
Other	320,995	361,089

Total operating expense	4,132,117	4,452,874

INCOME BEFORE INCOME TAXES	2,069,426	1,883,088
INCOME TAXES	703,931	670,000

NET INCOME	1,365,495	1,213,088

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31
	2003	2002
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gain (loss) on securities arising during the period	$(688,160)	$204,669
Reclassification adjustment for (gains) / losses included in net income	$8,529	$(3,627)

Other comprehensive income (loss)	$(679,631)	$201,042

COMPREHENSIVE INCOME	$685,864	$1,414,130

EARNINGS PER SHARE:
Basic earnings per share	$0.30	$0.28

Diluted earnings per share	$0.30	$0.28

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
BALANCE, SEPTEMBER 30, 2003	7,497,066	$74,970	$56,533,430	$(538,121)	$899,339	$20,199,149	2,947,275	$(24,172,200)	$52,996,567
Purchase of stock with ESOP loan				(270,742)					(270,742)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax					(679,631)				(679,631)
Net income						1,365,495			1,365,495
Dividends	—	—	—	—	—	(363,983)	—	—	(363,983)

BALANCE, DECEMBER 31, 2003	7,497,066	$74,970	$56,533,430	$(808,863)	$219,708	$21,200,661	2,947,275	$(24,172,200)	$53,047,706

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$1,365,495	$1,213,088
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	150,000	745,000
Depreciation of premises and equipment	349,543	281,372
Amortization of core deposit premium	247,856	276,461
Amortization of deferred loan fees	(14,919)	(22,730)
Amortization of premiums and discounts, net	11,692	(166,248)
Net (gain) on sales of loans	(790,522)	(1,127,845)
Net (gain) loss on sales of securities	12,923	(5,496)
Net (gain) on sales of branches	—	(513,595)
Increase in cash surrender value of life insurance policies	(79,201)	(48,373)
Change in operating assets and liabilities:
Trading securities	(159,958)	392,941
Accrued interest receivable	830,822	87,717
Other assets	(691,234)	(470,662)
Deferred compensation	(197,171)	237,953
Accrued expenses and other liabilities	(451,806)	(743,740)

Net cash provided (used) by operating activities	583,520	135,843

INVESTING ACTIVITIES:
Net effect of sale of branches to Bank of England, Arkansas	—	(14,044,395)
Loan repayments, originations, and purchases, net	(10,187,841)	(8,475,005)
Proceeds from sale of loans	5,620,915	21,112,428
Net (increase) decrease in FHLB Stock	(61,600)	(14,700)
Purchase of investment securities	(12,355,261)	(51,024,764)
Proceeds from sale of REO	436,403	—
Proceeds from sale of premises and equipment	6,048	5,413
Proceeds from sales, maturities and principal repayments of securities	31,454,522	26,319,834
Purchases of premises and equipment	(167,641)	(414,531)

Net cash provided (used) by investing activities	14,745,545	(26,535,720)

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2003	2002
FINANCING ACTIVITIES:
Net increase in deposits	$(14,726,868)	$41,715,399
Net decrease in FHLB advances	(2,247,859)	(77,585)
Payments on other borrowings	(66,182)	—
Purchase of stock with ESOP loan	(270,742)
Purchase of treasury shares	—	(845,420)
Issuance of RRPs	—	8,812
Dividends paid	(363,983)	(351,898)

Net cash provided (used) by financing activities	(17,675,634)	40,449,308

NET INCREASE (DECREASE) IN CASH	(2,346,569)	14,049,431
CASH AT BEGINNING OF PERIOD	22,020,489	34,306,598

CASH AT END OF PERIOD	$19,673,920	$48,356,029

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated statement of financial condition information at September 30, 2003 was derived from the audited balance sheets of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2003. The condensed consolidated financial statements at and for the three months ended December 31, 2003 and 2002 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2003. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, First Community Bank (the “Bank”); as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation.

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

Stock Compensation - The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors with strike prices at or above the market value of the stock. Had compensation cost for these options been determined at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three months ended December 31, 2003 and 2002, would have been as follows:

	Three-Months Ended December 31,
	2003	2002
Net income (in thousands):
As reported	$1,365	$1,213
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	$(12)	$(27)

Pro forma	$1,353	$1,186

Earnings per share:
Basic - as reported	$0.30	$0.28
Basic - pro forma	$0.30	$0.28
Diluted - as reported	$0.30	$0.28
Diluted - pro forma	$0.30	$0.27

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

Recently Adopted Accounting Standards - In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”), which replaces FASB Interpretation No. 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.

Under the provisions of FIN 46R, the Company is required to deconsolidate Pocahontas Capital Trust I and II (the “Trusts”), which are business trusts established to facilitate the issuance of the trust preferred securities. The Company adopted FIN 46R as of December 31, 2003. The Company has presented the subordinated debentures payable to the Trusts as a liability in its consolidated financial statements and reclassified the prior period to present the subordinated debentures as a liability. The interest expense has historically been presented as a component of net interest income, such presentation will not change based on the adoption of FIN 46R. The adoption of FIN 46R did not have an effect on net income or stockholder’s equity.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not allowed to include the $16.9 million in trust preferred securities issued by the Trusts in Tier I capital, the Company would still exceed the regulatory required minimum for capital adequacy purposes.

Reclassifications - Certain amounts for the three-month period ended December 31, 2002 have been reclassified to conform to the presentation for the three-month period ended December 31, 2003.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended
	December 31, 2003	December 31, 2002
Total weighted average basic shares outstanding	4,504,991	4,303,532
Add dilutive effect of unexercised options	105,492	37,085

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,610,483	4,340,617

3.	DECLARATION OF DIVIDENDS

On November 19, 2003, the Board of Directors declared an $.08 per share quarterly cash dividend for holders of record December 15, 2003. The dividend was paid January 5, 2004.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of December 31, 2003, 254,000 options were outstanding.

NARK Stock Option Plan - In connection with the acquisition of North Arkansas Bancshares, Inc. (NARK) by the Company on June 18, 2002, the outstanding options of the 1998 Stock Option and Incentive Plan (SOIP) of NARK were exchanged for options to purchase stock of the Company. Each outstanding option to purchase a share of NARK stock was exchanged for an option to purchase 1.515 shares of the Company’s stock. The SOIP granted both incentive and non-incentive options to key employees and directors of NARK. All options granted expire one year after the employee or director ceases to maintain continuous service as an employee or director of the Company or an affiliate. The exercise price in each case equals the original exercise price divided by the exchange rate. On June 19, 2002 the exchange resulted in 30,970 outstanding options at an exercise price of $6.44 each. On December 31, 2003, 26,257 options were outstanding.

5.	BRANCH SALES

On November 20, 2003, the Company entered into an agreement with Bank of Cave City, Arkansas for the Company to sell its branch in Strawberry, Arkansas to the Bank of Cave City. The transaction is expected to be completed during March 2004. The sale of the branch resulted from management’s decision to concentrate on the Bank’s other Arkansas markets. The Strawberry, Arkansas branch office had approximately $11.9 million in deposits as of December 31, 2003.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual impairment test as of April 1, 2003 and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2004.

As of December 31, 2003 the Company had total core deposit premiums of $7,632,549, net of accumulated amortization of $2,679,007. Core deposit premiums are estimated to have a useful life of 10 years.

The Company has no identifiable intangible assets with indefinite useful lives.

Total amortization expense for core deposit premiums was approximately $260,000 for the three-month period ended December 31, 2003. Amortization expense for the net carrying amount of core deposit premiums at December 31, 2003, is estimated to be as follows (in thousands):

Nine months ending September 30, 2004	$784
Year ending September 30, 2005	1,045
Year ending September 30, 2006	1,045
Year ending September 30, 2007	1,045
Year ending September 30, 2008	911
After September 30, 2008	2,803

Total	$7,633

7.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

8.	OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

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

At December 31, 2003, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2003, the Company had no interests in non-consolidated special purpose entities. At December 31, 2003, commitments included:

Total approved loan origination commitments outstanding were $7.8 million, including $2.7 million loans committed to sell.

Rate lock agreements with customers of $2.7 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $2.8 million.

Total unused lines of credit of $36.9 million.

Outstanding letters of credit of $0.8 million.

Total certificates of deposit scheduled to mature in one year or less of $214.4 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $2.7 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at December 31, 2003.

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

Unless noted otherwise, the Company does not require collateral or other security to support such financial instruments with credit risk.

9.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended
	December 31, 2003	December 31, 2002
Balance at beginning of the period	$4,068	$3,285
Provision for losses	150	745
Charge-offs	(512)	(472)
Recoveries	151	8

Balance at end of the period	$3,857	$3,566

10.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. In 2003, the ESOP established a $2.0 million line of credit with the company that is to be used to purchase additional shares of Company stock. The loan is collateralized by shares that are purchased with the proceeds of the loan; as of December 31, 2003, the ESOP owed $0.8 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three months ended December 31, 2003 and 2002, and stockholders’ equity for the three-month period ended December 31, 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 16, 2003, we expressed an unqualified opinion, which includes an explanatory paragraph relating to the adoption of SFAS No. 142, Goodwill and other Intangible Assets on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 to the condensed consolidated financial statement, the Company changed its method of accounting for its trust preferred securities to conform to the Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as of December 31, 2003.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas February 09, 2004

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

Critical Accounting Policy - In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to the Company are related primarily to allowance for loan losses and goodwill and are summarized in the following discussion and the notes to the consolidated financial statements.

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

The Company’s goodwill (the amount in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Financial Condition at December 31, 2003, as compared to September 30, 2003.

General. Total assets decreased to $745.9 million at December 31, 2003 from $763.5 million at September 30, 2003, a decrease of $17.6 million or 2.3%. The decrease was primarily the result of the sale of $12.7 million of securities, and principal payments and maturities of $18.4 million in securities, which was only partly offset by $12.4 million in securities purchases, resulting in a net decrease in investment securities of $19.8 million or 6.6%. The yield on average interest earning assets for the three months ended December 31, 2003 was 5.58% compared to 6.05 % for the year ended September 30, 2003.

Loans receivable, net. Net loans receivable increased to $393.2 million at December 31, 2003 from $385.9 million at September 30, 2003, an increase of $7.3 million or 1.9%. Total nonperforming loans increased to $5.8 million, at December 31, 2003 from $5.6 million at September 30, 2003, an increase of $0.2 million or 3.6%. Of the $5.8 million in nonperforming loans at December 31, 2003, $3.7 million represented loans that were obtained from previous bank acquisitions. The increase in nonperforming loans was not seen by management as attributable to any recognizably distinguishable factor though the Bank has been changing for some time from being a traditional single-family lending institution to diversifying into a larger percentage of its portfolio in commercial loans.

Loans receivable, held for sale. Loans held for sale decreased to $1.0 million at December 31, 2003 from $3.1 million at September 30, 2003, a decrease of $2.1 million or 67.7%. During the quarter ended December 31, 2003, the Company sold $5.6 million of loans, of which $3.1 million were classified held for sale as of September 30, 2003. Management expects to continue to sell loans in the secondary market as necessary to manage interest rate risks. The amount of loans to be sold will vary with loan demand.

Investment Securities. The investment securities portfolio decreased $19.8 million, or 6.6%, to $279.2 million at December 31, 2003, from $299.0 million at September 30, 2003. The decrease was primarily the result of the sale of $12.7 million of securities, and principal payments and maturities of $18.4 million in securities, which was only partly offset by $12.4 million in securities purchases.

Deposits. Historically, deposits have provided the Company with a stable source of relatively low cost funding. The market for deposits is competitive, which has caused the Company to utilize primarily certificate accounts that are more responsive to market interest rates rather than passbook accounts. The Company offers a traditional line of deposit products that currently includes checking, interest-bearing checking, savings, certificates of deposit, commercial checking and money market accounts. Total deposits decreased to $571.4 million at December 31, 2003 from $586.1 million at September 30, 2003, a decrease of $14.7 million or 2.5%. The change in deposits was primarily the result of the disbursement of customer’s Christmas Club savings accounts.

FHLB Advances. The Company also relies upon FHLB advances as a source to fund assets. At December 31, 2003, FHLB advances totaled $98.4 million, a decrease of $2.3 million, or 2.3%, from $100.7 million at September 30, 2003.

Stockholders’ equity. Stockholders’ equity increased $0.1 million or 0.2% to $53.1 million at December 31, 2003, from $53.0 million at September 30, 2003. The increase in stockholders’ equity was primarily due to net income of $1.4 million, a $0.7 million decrease in unrealized gain on securities, dividends of $0.4 million and an increase of $0.3 million in unearned ESOP shares.

Comparison of Results of Operations for the Three Months Ended December 31, 2003 and 2002.

Overview. Net income was $1.4 million for the quarter ended December 31, 2003, compared to net income of $1.2 million for the quarter ended December 31, 2002, an increase of $0.2 million or 16.6%. Basic and diluted earnings per share were $.30 per share for the quarter ended December 31, 2003 compared to basic and diluted earnings per share of $0.28 for the same period last year.

Net interest income. Net interest income for the quarter ended December 31, 2003 was $5.0 million compared to $4.4 million for the quarter ended December 31, 2002, an increase of $0.6 million or 13.6%. The increase was primarily due to an increase in interest income of $0.4 million or 4.5% and a decrease in interest expense of $0.1 million or 2.2%. The Company’s net interest rate spread was 3.02% for the quarter ended December 31, 2003 compared to 3.41% for the quarter ended December 31, 2002. Net interest margin was 2.94% for the quarter ended December 31, 2003 compared to 3.26% for the quarter ended December 31, 2002. The decrease was primarily due to lower yields on average interest earning assets for the quarter ended December 31, 2003 compared to the same period last year, as loans were prepaid and refinanced in the lower market rate environment.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the three-month period ended December 31, 2003, compared to the three-month period ended December 31, 2002.

	Rate/Volume Analysis (In thousands) Three-month period ended December 31, 2003 vs. 2002 Increase/(Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income:
Loan Receivable	$(148)	$(2,972)	$2,352	$(768)
Investment securities	7,961	(1,661)	(5,125)	1,175

Total interest earning assets	7,813	(4,633)	(2,773)	407
Interest expense:
Deposits	1,789	(3,523)	1,202	(532)
Borrowed funds	5,232	(1,258)	(3,603)	371

Total interest bearing liabilities	7,021	(4,781)	(2,401)	(161)

Net change in net interest income	$792	$148	$(372)	$568

Average Balance Sheets (Dollars in Thousands)

	Three Months Ended December 31, 2003			Year Ended September 30, 2003			Three Months Ended December 31, 2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$394,165	$6,213	6.30%	$391,588	$26,260	6.71%	$396,270	$6,981	7.05%
Investment securities	283,603	3,240	4.57%	221,182	10,784	4.88%	144,433	2,065	5.72%

Total interest-earning assets	677,768	9,453	5.58%	612,770	37,044	6.05%	540,703	9,046	6.69%
Noninterest-earning cash	33,853			29,453			39,614
Other noninterest-earning assets	44,610			43,452			41,412

Total assets	756,231			685,675			621,729

Interest-bearing liabilities:
Demand deposits	$318,636	$1,472	1.85%	$278,990	$5,436	1.95%	$217,473	$1,351	2.48%
Time deposits	266,470	1,971	2.96%	298,290	11,232	3.77%	308,389	2,624	3.40%
Borrowed funds (3)	95,898	718	2.99%	32,764	1,281	3.91%	20,759	310	5.97%
Trust Preferred	16,925	314	7.42%	16,911	1,292	7.64%	16,904	351	8.31%

Total interest-bearing liabilities	697,929	4,475	2.56%	626,955	19,241	3.07%	563,525	4,636	3.29%

Noninterest-bearing liabilities (4)	6,334			9,346			10,157

Total liabilities	704,263			636,301			573,682
Stockholders’ equity	51,968			49,374			48,047

Total liabilities and stockholders’ equity	$756,231			$685,675			$621,729

Net interest income		$4,978			$17,803			$4,410

Net interest rate spread (5)			3.02%			2.98%			3.41%

Interest-earning assets and net interest margin (6)	$677,768		2.94%	$612,770		2.91%	$540,703		3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities			97.11%			97.74%			95.95%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.

(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.

(3)	Includes FHLB advances and securities sold under agreements to repurchase.

(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.

(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses. Provision for loan losses for the quarter ended December 31, 2003 was $0.2 million compared to $0.7 million for the quarter ended December 31, 2002, a decrease of $0.5 million or 71.4%. Management has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The provision for loan loss for the quarters ended December 31, 2003 and 2002 reflected management’s estimate of the amount of allowance for loan losses required based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. Management believes that it has appropriately identified all problem loans included in the loan portfolio and has either charged-off or provided an appropriate valuation allowance based on its estimates of collectability and credit quality of such loans. Based on presently available information, management believes that the current allowance for loan losses is adequate; however, changing economic and other conditions may require future adjustments to the allowance for loan losses. During the quarter ended December 31, 2002, management was providing for losses on loans acquired in acquisitions of other depository institutions thereby resulting in a more significant provision than the provision required for the quarter ended December 31, 2003, a period during which no recent acquisitions had occurred and during which loan portfolio performance was relatively stable.

Other income. Other income decreased to $1.4 million for the quarter ended December 31, 2003 compared to $2.7 million for the quarter ended December 31, 2002, a decrease of $1.3 million or 48.1%. The decrease in non-interest income was primarily due to the $0.5 million gain on the sale of branches recognized during the quarter ended December 31, 2002, and a decrease in the gain on sale of loans of $0.8 million or 72.7% for the quarter ended December 31, 2003 to $0.3 million from $1.1 million for the quarter ended December 31, 2002. The $1.1 million gain on sale of loans for the quarter ended December 31, 2002 included the sale of a loan package that provided $0.6 million of the gain on sale of loans which in addition to a subdued refinancing environment during the quarter ended December 31, 2003 resulted in a decreased number of loans sold and therefore a lower gain on sale of loans.

Operating expense. Total operating expenses were $4.1 million for the quarter ended December 31, 2003, compared to $4.4 million for the quarter ended December 31, 2002, a decrease of $0.3 million or 6.8%. The decrease in operating expense was primarily the result of a decrease in compensation expense and advertising expenses during the quarter ended December 31, 2003. Compensation expense decreased due to the recognition of additional expense in 2002 related to a deferred compensation agreement entered into with a retiring officer of the Company during the quarter ended December 31, 2002. The decrease in advertising expenses during the quarter ended December 31, 2003 from December 31, 2002 was the result of the Company handling the advertising campaign internally compared to the utilization of an advertising firm during the quarter ended December 31, 2002.

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

A provision of $0.2 million was made during the quarter ended December 31, 2003. The Company’s allowance for loan losses totaled $3.9 million, or 1.0% of total loans at December 31, 2003 compared to $4.1 million, or 1.0% of total loans, at September 30, 2003, a decrease of $0.2 million or 4.9%. Net charge offs totaled $0.4 million or 0.1% of total loans, for the quarter ended December 31, 2003. Total nonperforming loans increased to $5.8 million at December 31, 2003 from $5.6 million at September 30, 2003, an increase of $0.2 million. Based on presently available information, management believes that the current allowance for loan losses is adequate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the last three fiscal years, the Company has completed acquisitions of four separate banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $5.8 million in nonperforming loans as of December 31, 2003, $3.7 million, or 63.8% are loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $2.2 million due to the acquisitions. We believe that the increase in non-performing commercial loans is a result of a lower quality of underwriting and collection efforts at the acquired institutions prior to the Company’s acquisition of the institution compared to the Company’s underwriting and collection efforts and is due to commercial loans having a higher degree of risk of uncollectability than single-family loans. Approximately, $2.0 million of loan loss allowance on the loans was transferred with these bank acquisitions. Additionally, $2.9 million in charge offs have been recorded in connection with the loans acquired in these acquisitions since June 2001.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due increased $0.2 million or 3.8% to $5.8 million at December 31, 2003 from $5.6 million at September 30, 2003. The balance of interest income not recognized by the Company on the non-accrual loans was $0.5 million at December 31, 2003 compared to $0.4 million at September 30, 2003. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	December 31, 2003	September 30, 2003
	(Dollars in Thousands)
Nonperforming loans:
Single family	$2,534	$2,383
Agriculture real estate	205	66
Commercial real estate	1,709	1,919
Commercial non real estate	917	764
Other loans	474	478

Total nonperforming loans:	5,839	5,610
Total real estate owned and repossessed assets (1)	1,010	876

Total non-performing assets	$6,849	$6,486

Total nonperforming loans to total loans receivable	1.48%	1.44%
Total nonperforming loans to total assets	0.78%	0.74%
Total nonperforming assets to total assets	0.92%	0.85%

(1)	Net of valuation allowances

The Company determines the impairment of loans by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement as part of the quarterly review for determining necessary provisions and loan loss allowances. Impaired loans decreased $1.1 million or 12.1% to $8.0 million at December 31, 2003 from $9.1 million at September 30, 2003. The decrease in impaired loans is primarily attributable to the foreclosure and subsequent transfer of $0.8 million loans to real estate owned and $0.5 million in charge offs during the three months ended December 31, 2003.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31, 2003	September 30, 2003
	(in thousands)
Impaired loans with a valuation allowance	$7,985	$9,065
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$7,985	$9,065

Valuation allowance related to impaired loans	$1,418	$1,680
Total non-accrual loans	$5,838	$5,610
Total loans past-due ninety days or more and still accruing	$312	$414

	Three Months Ended
	December 31, 2003	September 30, 2003
	(in thousands)
Average investment in impaired loans	$8,525	$6,725

Interest income recognized on impaired loans	$57	$87

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

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value				Change in NPV as a Percentage of Estimated Market Value of Assets
	Amount	$ Change	% Change	Ratio
	(Dollars in Thousands)
+300	$51,356	$(23,083)	(31.0)%	6.96%	(2.66)%
+200	59,999	(14,440)	(19.4)%	8.00%	(1.62)%
+100	68,221	(6,218)	(8.4)%	8.94%	(0.68)%
0	74,439	—	0.0%	9.62%	0.00%
-100	76,276	1,837	2.5%	9.77%	0.15%

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

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b)	Changes in internal controls.

There has been no change made in the Company’s internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports

(a) Exhibits

Exhibit No. 31.1 –	Certification of President and Chief Executive Officer.

Exhibit No. 31.2 –	Certification of Chief Financial Officer

Exhibit No. 32.1 –	Written Statement of President and Chief Executive Officer.

Exhibit No. 32.2 –	Written Statement of Chief Financial Officer

(b) Reports -

On December 08, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 9 “Regulation FD Disclosure” that the Company had released earnings for the three and twelve month periods ended on September 30, 2003. Financial statements were filed as an exhibit to the report.

On December 23, 2003, the Company filed with the Securities and Exchange Commission a Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934. The report included the Notice of Annual Stockholder Meeting which included the date and time of the annual meeting as well as the matters to be voted on by shareholders. No financial statements were required to be filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: February 13, 2004	/s/ Dwayne Powell

Dwayne Powell President and Chief Executive Officer

Date: February 13, 2004	/s/ Terry Prichard

Terry Prichard Chief Financial Officer