Form 10-Q
period 2004-03-31
POCAHONTAS BANCORP INC
filed 2004-05-14
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐ No ☒.

There were 4,565,791 shares of Common Stock ($0.01 par value) issued and outstanding as of March 31, 2004.

POCAHONTAS BANCORP, INC.

Item 1	POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2004	September 30, 2003
ASSETS
Cash	$37,769,558	$22,020,489
Cash surrender value of life insurance	7,587,714	7,340,618
Securities held-to-maturity	3,083,934	5,403,862
Securities available-for-sale	255,542,771	293,569,266
Trading securities, at fair value	2,019,506	1,497,252
Loans receivable, net	381,302,374	385,872,017
Loans receivable, held for sale	581,980	3,130,238
Accrued interest receivable	3,789,194	5,161,006
Premises and equipment, net	13,703,637	13,998,751
Federal Home Loan Bank stock, at cost	6,155,400	5,583,700
Goodwill	8,847,572	8,847,572
Core deposit premiums	6,783,359	7,880,406
Other assets	3,808,946	3,182,703

TOTAL ASSETS	$730,975,945	$763,487,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$537,805,490	$586,092,147
Federal Home Loan Bank advances	114,017,033	100,693,629
Deferred compensation	2,556,750	2,885,238
Accrued expenses and other liabilities	4,150,193	3,899,149
Trust preferred securities	16,931,533	16,921,150

Total liabilities	675,460,999	710,491,313
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,513,066 and 7,497,066 shares issued and 4,565,791 and 4,549,791 shares outstanding at March 31, 2004 and September 30, 2003, respectively	75,130	74,970
Additional paid-in capital	56,677,270	56,533,430
Unearned ESOP shares	(1,100,167)	(538,121)
Accumulated other comprehensive income	1,767,624	899,339
Retained earnings	22,267,289	20,199,149

	79,687,146	77,168,767
Treasury stock at cost, 2,947,275 shares, at
March 31, 2004 and September 30, 2003	(24,172,200)	(24,172,200)

Total stockholders’ equity	55,514,946	52,996,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$730,975,945	$763,487,880

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
INTEREST INCOME:
Loans receivable	$5,946,192	$6,675,796	$12,159,899	$13,657,328
Investment securities	3,196,538	2,557,352	6,436,348	4,622,122

Total interest income	9,142,730	9,233,148	18,596,247	18,279,450
INTEREST EXPENSE:
Deposits	2,964,550	4,226,693	6,407,451	8,201,269
Borrowed funds	826,328	259,451	1,544,372	582,591
Trust preferred securities	315,375	318,402	629,569	656,808

Total interest expense	4,106,253	4,804,546	8,581,392	9,440,668
NET INTEREST INCOME	5,036,477	4,428,602	10,014,855	8,838,782
PROVISION FOR LOAN LOSSES	350,000	100,000	500,000	845,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,686,477	4,328,602	9,514,855	7,993,782
OTHER INCOME:
Fees and service charges	745,435	942,916	1,535,957	1,877,426
Gain on sale of loans	252,340	513,731	602,421	1,641,575
Gain on sale of securities	52,458	232	39,535	5,728
Trading gains, net	287,231	48,000	440,453	87,400
Gain on sale of branches	139,334	—	139,334	513,595
Other	129,720	172,449	221,984	222,387

Total other income	1,606,518	1,677,328	2,979,684	4,348,111

OPERATING EXPENSE:
Compensation and benefits	2,359,192	2,415,659	4,771,207	5,008,595
Occupancy and equipment	723,091	634,761	1,451,849	1,253,483
Insurance premiums	92,894	87,929	163,280	150,717
Professional fees	240,268	277,019	468,707	547,746
Data processing	172,209	181,956	338,702	361,336
Advertising and donations	71,674	110,644	142,041	281,697
Office supplies	50,996	88,152	120,871	162,796
REO and other repossessed assets	112,875	153,038	177,665	274,574
Other	290,836	375,246	611,831	736,335

Total operating expense	4,114,035	4,324,404	8,246,153	8,777,279

INCOME BEFORE INCOME TAXES	2,178,960	1,681,526	4,248,386	3,564,614
INCOME TAXES	747,069	657,257	1,451,000	1,327,257

NET INCOME	$1,431,891	$1,024,269	$2,797,386	$2,237,357

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gain (loss) on securities arising during the period	$1,582,539	$(36,842)	$894,378	$167,827
Reclassification adjustment for (gains) / losses included in net income	$(34,622)	$(153)	$(26,093)	$(3,780)

Other comprehensive income (loss)	$1,547,917	$(36,995)	$868,285	$164,047

COMPREHENSIVE INCOME	$2,979,808	$987,274	$3,665,671	$2,401,404

EARNINGS PER SHARE:
Basic earnings per share	$0.32	$0.24	$0.62	$0.53

Diluted earnings per share	$0.31	$0.24	$0.61	$0.52

Dividends Per Share	$0.08	$0.08	$0.16	$0.16

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
BALANCE, SEPTEMBER 30, 2003	7,497,066	$74,970	$56,533,430	$(538,121)	$899,339	$20,199,149	2,947,275	$(24,172,200)	$52,996,567
Purchase of stock with ESOP loan				(562,046)					(562,046)
Options exercised	16,000	160	143,840						144,000
Net change in unrealized gain (loss) on available-for-sale securities, net of tax					868,285				868,285
Net income						2,797,386			2,797,386
Dividends	—	—	—	—	—	(729,246)	—	—	(729,246)

BALANCE, MARCH 31, 2004	7,513,066	$75,130	$56,677,270	$(1,100,167)	$1,767,624	$22,267,289	2,947,275	$(24,172,200)	$55,514,946

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$2,797,386	$2,237,357
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	500,000	845,000
Depreciation of premises and equipment	683,028	561,713
Amortization of core deposit premium	457,861	552,921
Amortization of deferred loan fees	(29,823)	(32,629)
Amortization (accretion) of premiums and discounts, net	30,041	(201,752)
Net gain on sales of loans	(602,421)	(1,641,575)
Net gain loss on sales of securities	(39,535)	(5,728)
Net gain on sales of branches	(139,334)	(513,595)
Increase in cash surrender value of life insurance policies	(247,096)	(190,096)
Change in operating assets and liabilities:
Trading securities	(522,254)	411,715
Accrued interest receivable	1,371,812	(304,034)
Other assets	(1,633,628)	(1,295,251)
Deferred compensation	(328,488)	138,301
Accrued expenses and other liabilities	270,413	(1,096,687)

Net cash provided (used) by operating activities	2,567,962	(534,340)

INVESTING ACTIVITIES:
Net effect of sale of branches	(9,695,300)	(14,044,395)
Loan repayments, originations, and purchases, net	(4,147,691)	(12,177,274)
Proceeds from sale of loans	11,397,836	31,886,059
Net (increase) decrease in FHLB Stock	(571,700)	(27,800)
Purchase of investment securities	(37,917,401)	(160,940,692)
Proceeds from sale of REO	1,007,387	1,404,777
Proceeds from sale of premises and equipment	6,048	31,659
Proceeds from sales, maturities and principal repayments of securities	79,151,984	64,224,233
Purchases of premises and equipment	(405,110)	(1,463,065)

Net cash provided (used) by investing activities	38,826,053	(91,106,498)

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2004	2003
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	$(37,821,058)	$83,095,254
Net increase/(decrease) in FHLB advances	13,323,404	(1,549,713)
Purchase of stock with ESOP loan	(562,046)	—
Purchase of treasury shares	—	(1,069,995)
Issuance of RRPs	—	17,625
Stock options exercised	144,000	—
Dividends paid	(729,246)	(695,051)

Net cash provided (used) by financing activities	(25,644,946)	79,798,120

NET INCREASE (DECREASE) IN CASH	15,749,069	(11,842,718)
CASH AT BEGINNING OF PERIOD	22,020,489	34,306,598

CASH AT END OF PERIOD	$37,769,558	$22,463,880

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated statement of financial condition information at September 30, 2003 was derived from the audited balance sheet of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2003. The condensed consolidated financial statements at and for the three and six months ended March 31, 2004 and 2003 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

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

Stock Compensation - The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors with strike prices at or above the market value of the stock. Had compensation cost for these options been determined at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three and six months ended March 31, 2004 and 2003, would have been as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Net income, as reported	$1,432	$1,024	$2,797	$2,237
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	0	(27)	(12)	(54)

Pro forma net income	$1,432	$997	$2,785	$2,183

Earnings per share:
Basic - as reported	$0.32	$0.24	$0.62	$0.53
Basic - pro forma	$0.32	$0.24	$0.62	$0.51
Diluted - as reported	$0.31	$0.24	$0.61	$0.52
Diluted - pro forma	$0.31	$0.23	$0.60	$0.51

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility—37%, expected life of grant—6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

Recently Adopted Accounting Standards – In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”), which replaces FASB Interpretation No. 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004.

Under the provisions of FIN 46R, the Company is required to deconsolidate Pocahontas Capital Trust I and II (the “Trusts”), which are business trusts established to facilitate the issuance of the trust preferred securities. The Company adopted FIN 46R during the quarter ended December 31, 2003. The Company has presented the subordinated debentures payable to the Trusts as a liability in its consolidated financial statements and reclassified the prior period to present the subordinated debentures as a liability. The interest expense has historically been presented as a component of net interest income. Such presentation will not change based on the adoption of FIN 46R. The adoption of FIN 46R did not have an effect on net income or stockholder’s equity.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes. As of March 31, 2004, assuming the Company was not allowed to include the $16.9 million in trust preferred securities issued by the Trusts in Tier I capital, the Company would still exceed the regulatory required minimum for capital adequacy purposes.

Reclassifications – Certain amounts for the three-month and six-month periods ended March 31, 2003 have been reclassified to conform to the presentation for the three-month and six-month periods ended March 31, 2004.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Total weighted average basic shares outstanding	4,488,201	4,218,504	4,496,596	4,261,018
Add dilutive effect of unexercised options	126,377	50,006	116,534	49,519

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,614,578	4,268,510	4,613,130	4,310,537

3.	DECLARATION OF DIVIDENDS

On March 17, 2004, the Board of Directors declared an $.08 per share quarterly cash dividend for holders of record March 20, 2004. The dividend was paid April 5, 2004.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of March 31, 2004, 254,000 options were outstanding.

NARK Stock Option Plan – In connection with the acquisition of North Arkansas Bancshares, Inc. (NARK) by the Company on June 18, 2002, the outstanding options of the 1998 Stock Option and Incentive Plan (SOIP) of NARK were exchanged for options to purchase stock of the Company. Each outstanding option to purchase a share of NARK stock was exchanged for an option to purchase 1.515 shares of the Company’s stock. The SOIP granted both incentive and non-incentive options to key employees and directors of NARK. All options granted expire one year after the employee or director ceases to maintain continuous service as an employee or director of the Company or an affiliate. The exercise price in each case equals the original exercise price divided by the exchange rate. On June 19, 2002 the exchange resulted in 30,970 outstanding options at an exercise price of $6.44 each. On March 31, 2004, 26,257 options were outstanding.

5.	BRANCH SALES

In March 2004, the Company completed the transaction to sell its branch in Strawberry, Arkansas to the Bank of Cave City. The sale of the branch resulted from management’s decision to concentrate on the Bank’s other Arkansas markets. The Strawberry, Arkansas branch office had $10.5 million in deposits when sold and resulted in a gain of $0.1 million.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual impairment test as of April 1, 2003 and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2004.

As of March 31, 2004 the Company had total core deposit premiums of $6,783,359, net of accumulated amortization of $2,807,081. Core deposit premiums decreased approximately $639,000 during the six-month period ended March 31, 2004 relating to the sale of the Company’s branch office in Strawberry, Arkansas. Core deposit premiums are estimated to have a useful life of 10 years.

The Company has no identifiable intangible assets with indefinite useful lives.

Total amortization expense for core deposit premiums was approximately $458,000 for the six-month period ended March 31, 2004. Amortization expense for the net carrying amount of core deposit premiums at March 31, 2004, is estimated to be as follows (in thousands):

Six months ending September 30, 2004	$487
Year ending September 30, 2005	973
Year ending September 30, 2006	973
Year ending September 30, 2007	973
Year ending September 30, 2008	839
After September 30, 2008	2,538

Total	$6,783

7.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

8.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Balance at beginning of the period	$3,857	$3,566	$4,068	$3,285
Provision for losses	350	100	500	845
Charge-offs	(352)	(313)	(864)	(785)
Recoveries	88	29	239	37

Balance at end of the period	$3,943	$3,382	$3,943	$3,382

9.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. In 2003, the ESOP established a $2.0 million line of credit with the Company that was used by the ESOP to purchase additional shares of Company stock on or before December 31, 2003. The loan is collateralized by shares that are purchased with the proceeds of the loan; as of March 31, 2004, the ESOP owed $0.7 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

During the quarter ended March 31, 2004, the ESOP established a second $2.0 million line of credit with the Company to be used to purchase additional shares of Company stock on or before December 31, 2004. The loan is collateralized by shares that are purchased with the proceeds of the loan; as of March 31, 2004, the ESOP owed $0.5 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of income and comprehensive income for the three months and six months ended March 31, 2004 and 2003, and of cash flows and stockholders’ equity for the six-month period ended March 31, 2004. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the condensed consolidated financial statements, the Company changed its method of accounting for its trust preferred securities to conform to the Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as of December 31, 2003.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas

May 07, 2004

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

Overview - Pocahontas Bancorp, Inc. (the “Company”) is a savings and loan holding company headquartered in Jonesboro, Arkansas. The Company operates its wholly owned subsidiary, First Community Bank (the “Bank”).

First Community Bank is a federally chartered savings and loan association regulated by the Office of Thrift Supervision. The Bank has a total of 19 locations concentrated in the Northeast Arkansas counties of Craighead, Clay, Green, Jackson, Lawrence, Poinsett, Randolph and Sharp. The Bank’s home office and 3 branch locations located in Jonesboro, Arkansas are in Craighead County; the Bank is the largest financial institution headquartered in Craighead County and the sixth largest financial institution headquartered in Arkansas, based on total assets as of December 31, 2003.

The Company’s primary business consists of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate mortgage loans and invest in mortgage-backed securities. Mortgage loans consist primarily of single family residential and commercial real estate located in the Company’s primary market areas. In addition to mortgage loans the Company uses funds to originate construction, consumer and commercial business loans and to purchase investment securities.

The Company is moving forward with many strategic initiatives this fiscal year. We currently have two new branch locations under construction in Jonesboro and Paragould that are scheduled to open this fall.

Second Quarter Highlights - Net income was $1.4 million for the quarter ended March 31, 2004, compared to net income of $1.0 million for the quarter ended March 31, 2003, an increase of $0.4 million or 40.0%. Basic earnings per share was $0.32 and diluted earnings per share was $0.31 compared to basic and diluted earnings per share of $0.24 for the same period last year. During the quarter ended March 31, 2004, the Company sold its Strawberry, Arkansas operations resulting in a gain of $139,000.

The increase in net income for the quarter ended March 31, 2004 was primarily due to the increase in net interest income. Net interest income before provision for loan loss for the quarter ended March 31, 2004 was $5.0 million compared to $4.4 million for the quarter ended March 31, 2003, an increase of $0.6 million or 13.6%. The Company’s net interest rate spread was 3.18% for the quarter ended March 31, 2004 compared to 3.04% for the quarter ended March 31, 2003. Net interest margin was 3.09% for the quarter ended March 31, 2004 compared to 2.95% for the quarter ended March 31, 2003. Both the yield on average interest earning assets and the cost on average interest bearing liabilities for the quarter ended March 31, 2004 decreased when compared to the rates for the same period last year. However, the decrease in the cost on average interest bearing liabilities decreased 68 basis points while the yield on average interest earning assets decreased 54 basis points, resulting in the increase in net interest income for the quarter ended March 31, 2004.

Net income for the six month period ended March 31, 2004 was $2.8 million, compared to net income of $2.2 million for the six month period ended March 31, 2003, an increase of $0.6 million or 25.0%. Basic earnings per share was $0.62 and diluted earnings per share was $0.61 compared to basic earnings per share of $0.53 and diluted earnings per share of $0.52 for the same period last year.

The increase in net income for the six months ended March 31, 2004 was also primarily due to the increase in net interest income. Net interest income before provision for loan loss for the six month period ended March 31, 2004 was $10.0 million compared to $8.8 million for the six month period ended March 31, 2003, an increase of $1.2 million or 13.3%. The increase was primarily due to an increase in the average balance of interest-earning assets of $94.1 million, or 16.5%, which more than offset the lower yields earned on such assets. By contrast, the increase in total interest bearing liabilities of $96.1 million, or 16.3%, was more than offset by the decreased cost of such liabilities in the lower market interest rate environment. The Company’s net interest rate spread was 3.10% for the six month period ended March 31, 2004 compared to 3.21% for the six month period ended March 31, 2003. Net interest margin was 3.01% for the six month period ended March 31, 2004 compared to 3.10% for the six month period ended March 31, 2003. Both the yield on average interest earning assets and the cost on average interest bearing liabilities for the six month period ended March 31, 2004 decreased when compared to the rates for the same period last year.

Critical Accounting Policies - In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to the Company are related primarily to allowance for loan losses and goodwill and are summarized in the following discussion and the notes to the consolidated financial statements.

The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimate net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Different assumptions used in evaluating the adequacy of the allowance could result in material changes in the Company’s consolidated financial condition and results of operations. The Company’s policies and methodology for determining the allowance involve a high degree and complexity and require subjective judgments about uncertain matters.

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

Balance Sheet Analysis and Comparison of Results of Operations for the Six Months Ended March 31, 2004 and 2003

The following table shows the variance in dollars and percent change between the Consolidated Statements of Financial Condition at March 31, 2004 from September 30, 2003:

	March 31, 2004	September 30, 2003	Variance	% Change
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash	37,770	22,020	15,750	71.53%
Cash surrender value of life insurance	7,588	7,341	247	3.36%
Securities held-to-maturity, at amortized cost	3,084	5,404	(2,320)	-42.93%
Securities available-for-sale, at fair value	255,543	293,569	(38,026)	-12.95%
Trading securities, at fair value	2,019	1,497	522	34.87%
Loans receivable, net	381,302	385,872	(4,570)	-1.18%
Loans receivable held for sale	582	3,130	(2,548)	-81.41%
Accrued interest receivable	3,789	5,161	(1,372)	-26.58%
Premises and equipment, net	13,704	13,999	(295)	-2.11%
Federal Home Loan Bank Stock, at cost	6,155	5,584	571	10.23%
Goodwill	8,848	8,848	—	0.00%
Core deposit premiums, net	6,783	7,880	(1,097)	-13.92%
Other assets	3,809	3,183	626	19.67%

TOTAL ASSETS	730,976	763,488	(32,512)	-4.26%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	537,805	586,092	(48,287)	-8.24%
Federal Home Loan Bank advances	114,017	100,694	13,323	13.23%
Deferred compensation	2,557	2,885	(328)	-11.37%
Accrued expenses and other liabilities	4,150	3,899	251	6.44%
Trust preferred securities	16,932	16,921	11	0.07%

Total liabilities	675,461	710,491	(35,030)	-4.93%
STOCKHOLDERS’ EQUITY:
Common stock	75	75	—	0.00%
Additional paid-in capital	56,677	56,534	143	0.25%
Unearned ESOP Shares	(1,100)	(538)	(562)	104.46%
Accumulated other comprehensive income	1,768	899	869	96.66%
Retained earnings	22,267	20,199	2,068	10.24%

	79,687	77,169	2,518	3.26%
Less treasury stock, at cost	(24,172)	(24,172)	—	0.00%
Total stockholders’ equity	55,515	52,997	2,518	4.75%

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	730,976	763,488	(32,512)	-4.26%

The following table shows the variance in dollars and percent change between the Consolidated Statements of Income for the six months ended March 31, 2004 and 2003:

	Six Months Ended March 31		Variance	% Change
	2004	2003
	(amounts in thousands)
	(unaudited)
INTEREST INCOME:
Loans receivable	12,160	13,657	(1,497)	-11.0%
Investment securities	6,436	4,622	1,814	39.2%

Total interest income	18,596	18,279	317	1.7%
INTEREST EXPENSE:
Deposits	6,407	8,201	(1,794)	-21.9%
Borrowed funds	1,544	583	961	164.8%
Trust preferred securities	630	657	(27)	-4.1%

Total interest expense	8,581	9,441	(860)	-9.1%
NET INTEREST INCOME	10,015	8,838	1,177	13.3%
PROVISION FOR LOAN LOSSES	500	845	(345)	-40.8%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,515	7,993	1,522	19.0%
OTHER INCOME:
Fees and service charges	1,536	1,877	(341)	-18.2%
Gain on sale of loans	602	1,642	(1,040)	-63.3%
Gain (loss) on sale of securities	40	6	34	566.7%
Trading gains, net	440	87	353	405.7%
Gain on sale of branches	139	514	(375)	-73.0%
Other	222	222	—	0.0%

Total other income	2,979	4,348	(1,369)	-31.5%

OPERATING EXPENSE:
Compensation and benefits	4,771	5,009	(238)	-4.8%
Occupancy and equipment	1,452	1,253	199	15.9%
Insurance premiums	163	151	12	7.9%
Professional fees	469	548	(79)	-14.4%
Data processing	339	361	(22)	-6.1%
Advertising and donations	142	282	(140)	-49.6%
Office supplies	121	163	(42)	-25.8%
REO and other repossessed assets	177	274	(97)	-35.4%
Other	612	736	(124)	-16.8%

Total operating expense	8,246	8,777	(531)	-6.0%

INCOME BEFORE INCOME TAXES	4,248	3,564	684	19.2%
INCOME TAXES	1,451	1,327	124	9.3%

NET INCOME	2,797	2,237	560	25.0%

Investment Activities— The Company’s investment portfolio, including, FHLB stock, and trading securities, consists of mortgage-backed securities, obligations of the United States Government treasuries and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. A majority of the Company’s investment portfolio, over 75%, is held in mortgage backed securities; these securities are backed by pools of mortgages which can be composed of either fixed-rate mortgages or ARM loans. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans. In the current, ongoing, low interest rate environment, mortgages with higher interest rates are continuing to prepay resulting in large monthly principal payments on the Company’s mortgage-backed securities. Investment balances have decreased during the six month period ended March 31, 2004, from September 30, 2003 due primarily to the receipt of $29.7 million in principal paydowns and the sale of $43.9 million in securities, which was partly offset by $37.9 million in securities purchased.

Loans receivable, net—The Company’s net loan portfolio including loans held for sale, consists primarily of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate located in the Company’s primary market area or in counties contiguous with the Company’s market area. To reduce interest rate risk exposure, and satisfy consumer demand for fixed-rate mortgage loans during the period of historically low interest rates, the Company has been focusing more on originating fixed-rate loans to sell individually into the secondary market, retaining the servicing rights and customer relationships.

As interest rates begin to stabilize, the Bank has seen a reduction in the demand for fixed rate mortgages during the six-month period ended March 31, 2004, compared to the six-month period ended March 31, 2003. During the six-month period ended March 31, 2004, the Company recognized a $0.6 million gain on the sale of $11.4 million of loans held for sale, compared to a $1.6 million gain on the sale of $38.9 million of loans held for sale during the six-month period ended March 31, 2003. In addition to the subdued refinancing environment during the six months ended March 31, 2004, the $1.6 million gain on sale of loans for the six months ended March 31, 2003 included the sale of a loan package that provided $0.6 million of the gain on sale of loans.

The Company’s net loan portfolio also includes commercial business loans (i.e., crop production, equipment and inventory loans), and other consumer loans, including loans secured by automobiles and deposit accounts. The composition of the Company’s loan portfolio began to change in 2001, due to acquisitions of other banking institutions, to include a larger percentage of commercial loans; the Company intends to continue to increase the commercial loan portfolio through originations. During the six-month period ended March 31, 2004, the Company’s loan portfolio decreased less than 2%.

Non-performing Loans and Loan Loss Provisions—The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in the Company’s loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing allowances.

A provision of $0.5 million was made during the six months ended March 31, 2004. The Company’s allowance for loan losses totaled $3.9 million, or 1.0% of total loans at March 31, 2004 compared to $4.1 million, or 1.0% of total loans, at September 30, 2003, a decrease of $0.2 million or 4.9%. Charge offs, net of recoveries totaled $0.6 million or 0.2% of total loans, for the six months ended March 31, 2004. Total nonperforming loans increased to $5.8 million at March 31, 2004 from $5.6 million at September 30, 2003, an increase of $0.2 million. Based on presently available information, management believes that the current allowance for loan losses is adequate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the last three fiscal years, the Company has completed acquisitions of four separate banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $5.8 million in nonperforming loans as of March 31, 2004, $3.3 million, or 56.9% are loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $2.1 million due to the acquisitions. We believe that the increase in non-performing commercial loans is a result of a lower quality of underwriting and collection efforts at the acquired institutions prior to the Company’s acquisition of the institutions compared to the Company’s underwriting and collection efforts. Approximately $2.0 million of loan loss allowance on the loans was transferred with these bank acquisitions. Additionally, $3.3 million in charge offs have been recorded in connection with the loans acquired in these acquisitions since June 2001.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due increased $0.2 million or 3.8% to $5.8 million at March 31, 2004 from $5.6 million at September 30, 2003. The balance of interest income not recognized by the Company on the non-accrual loans was $0.5 million at March 31, 2004 compared to $0.4 million at September 30, 2003. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	March 31, 2004	September 30, 2003
	(Dollars in Thousands)
Nonperforming loans:
Single family	$2,072	$2,383
Agriculture real estate	225	66
Commercial real estate	1,539	1,919
Commercial non real estate	1,711	764
Other loans	298	478

Total nonperforming loans:	5,845	5,610
Total real estate owned and repossessed assets (1)	1,350	876

Total non-performing assets	$7,195	$6,486

Total nonperforming loans to total loans receivable	1.51%	1.44%
Total nonperforming loans to total assets	0.80%	0.74%
Total nonperforming assets to total assets	0.98%	0.85%

(1)	Net of valuation allowances

The Company determines the impairment of loans by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement as part of the quarterly review for determining necessary provisions and loan loss allowances. Impaired loans decreased $1.1 million or 12.1% to $8.0 million at March 31, 2004 from $9.1 million at September 30, 2003. The decrease in impaired loans is primarily attributable to the foreclosure and subsequent transfer of $1.8 million loans to real estate owned and $0.9 million in charge offs during the six months ended March 31, 2004.

The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31, 2004	September 30, 2003
	(in thousands)
Impaired loans with a valuation allowance	$8,207	$9,065
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$8,207	$9,065

Valuation allowance related to impaired loans	$1,591	$1,680
Total non-accrual loans	$5,845	$5,610
Total loans past-due ninety days or more and still accruing	$23	$414

	Six Months Ended
	March 31, 2004	September 30, 2003
	(in thousands)
Average investment in impaired loans	$8,419	$6,725

Interest income recognized on impaired loans	$64	$87

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

Deposits and FHLB Advances - Deposits are a significant source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from FHLB advances, the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer-term basis for general business purposes.

Historically, deposits have provided the Company with a stable source of relatively low cost funding. The market for deposits is competitive, which had caused the Company to utilize primarily certificate accounts that are more responsive to market interest rates rather than passbook accounts. Recent efforts to control cost of funds and manage interest rate risk have caused the Company to shift some of the focus off of certificate accounts to low rate FHLB advances. The Company offers a traditional line of deposit products that currently includes checking, interest-bearing checking, savings, certificates of deposit, commercial checking and money market accounts. Total deposit balances by category were as follows:

	March 31, 2004	September 30, 2003
	(amounts in thousands)
Checking Accounts	$236,080	$239,148
Passbook Savings Accounts	49,434	72,040
Certificate Accounts	252,291	274,904

	$537,805	$586,092

Total deposits decreased $48.3 million or 8.2% during the six-month period ended March 31, 2004. Contributing to the decrease in deposits was the sale of the Company’s branch office in Strawberry, Arkansas, which had total deposits of $12.7 million at September 30, 2003 and $10.5 million when sold. The decrease in savings accounts was primarily due to the withdraw of funds from customers’ Christmas Club accounts which accumulate throughout the year and are disbursed each November. Recent efforts to control cost of funds and manage interest rate risk have caused the Company to shift some of the focus off of certificate accounts to low rate FHLB advances, resulting in a decrease in the balance of those deposits. The cost on average certificate accounts for the six month period ended March 31, 2004 was 2.89%, down 88 basis points from 3.77% for the year ended September 30, 2003.

FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. The Company also relies upon FHLB advances as a source to fund assets. At March 31, 2004, FHLB advances totaled $114.0 million, with an average cost of 3.04% compared to $100.7 million, with an average cost of 3.91% at September 30, 2003. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Bank at March 31, 2004, estimates that an additional $100.0 million of funding is available from FHLB advances.

Stockholders’ equity - The Company’s book value per share was $12.16 at March 31, 2004 compared to $11.65 at September 30, 2003. The Company’s average capital ratio, average capital to average assets, was 7.13% at March 31, 2004 compared to 7.20% at September 30, 2003.

Regulatory Capital - The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). Management believes, as of March 31, 2004, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Tangible capital to tangible assets	$50,299	7.09%	$10,648	1.50%	N/A	N/A
Core capital to adjusted tangible assets	50,299	7.09	28,393	4.00	$35,492	5.00
Total capital to risk weighted assets	54,242	13.03	33,306	8.00	41,633	10.00
Tier I capital to risk weighted assets	50,299	12.08	16,653	4.00	24,980	6.00

Net interest income - The declines in interest rates have decreased the cost on average interest bearing liabilities 70 basis points and the yield on average interest earning assets 81 basis points when comparing the six month period ended March 31, 2004 to the six month period ended March 31, 2003. The Company’s net interest rate spread was 3.10% for the six month period ended March 31, 2004 compared to 3.21% for the six month period ended March 31, 2003. Net interest margin was 3.01% for the six month period ended March 31, 2004 compared to 3.10% for the six month period ended March 31, 2003. Both the yield on average interest earning assets and the cost on average interest bearing liabilities for the six month period ended March 31, 2004 decreased when compared to the rates for the same period last year.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the six-month period ended March 31, 2004, compared to the six-month period ended March 31, 2003.

Rate/Volume Analysis (in thousands)

Six-month period ended March 31, 2004 vs. 2003

	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
Interest income:
Loan Receivable	$(312)	$(2,719)	$1,534	$(1,497)
Investment securities	5,147	(973)	(2,360)	1,814

Total interest earning assets	4,835	(3,692)	(826)	317
Interest expense:
Deposits	485	(3,975)	1,696	(1,794)
Borrowed funds	5,097	(1,055)	(3,108)	934

Total interest bearing liabilities	5,582	(5,030)	(1,412)	(860)

Net change in net interest income	$(747)	$1,338	$586	$1,177

The following tables summarize rates, yields and balances of average assets and liabilities for the periods indicated:

Average Balance Sheets (Dollars in Thousands)

	Three Months Ended March 2004			Three Months Ended March 2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$385,033	$5,946	6.18%	$391,820	$6,676	6.82%
Investment securities	267,584	3,197	4.78%	209,553	2,557	4.88%

Total interest- earning assets	652,617	9,143	5.60%	601,373	9,233	6.14%
Noninterest-earning cash	40,833			33,431
Other noninterest- earning assets	43,734			41,462

Total assets	737,184			676,266

Interest-bearing liabilities:
Demand deposits	$295,243	$1,157	1.57%	$299,038	$1,843	2.47%
Time deposits	256,475	1,808	2.82%	279,296	2,384	3.41%
Borrowed funds (3)	107,370	826	3.08%	23,022	259	4.50%
Trust Preferred	16,930	315	7.44%	16,909	318	7.52%

Total interest- bearing liabilities	676,018	4,106	2.43%	618,265	4,804	3.11%

Noninterest-bearing liabilities (4)	6,663			10,031

Total liabilities	682,681			628,296
Stockholders’ equity	54,503			47,970

Total liabilities and stockholders’ equity	$737,184			$676,266

Net interest income		$5,037			$4,429

Net interest rate spread (5)			3.18%			3.04%

Interest-earning assets and net interest margin (6)	$652,617		3.09%	$601,373		2.95%

Ratio of average interest- earning assets to average interest-bearing liabilities			96.54%			97.27%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.

(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.

(3)	Includes FHLB advances and securities sold under agreements to repurchase.

(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.

(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Average Balance Sheets (Dollars in Thousands)

	Six Months Ended March 31, 2004			Year Ended September 30, 2003			Six Months Ended March 31, 2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$389,599	$12,160	6.24%	$391,588	$26,260	6.71%	$394,098	$13,657	6.93%
Investment securities	275,594	6,436	4.67%	221,182	10,784	4.88%	176,993	4,622	5.22%

Total interest- earning assets	665,193	18,596	5.59%	612,770	37,044	6.05%	571,091	18,279	6.40%
Noninterest-earning cash	37,342			29,453			36,619
Other noninterest- earning assets	44,072			43,452			41,309

Total assets	746,607			685,675			649,019

Interest-bearing liabilities:
Demand deposits	$306,939	$2,628	1.71%	$278,990	$5,436	1.95%	$258,256	$2,759	2.14%
Time deposits	261,473	3,779	2.89%	298,290	11,232	3.77%	293,842	5,442	3.70%
Borrowed funds (3)	101,634	1,544	3.04%	32,764	1,281	3.91%	21,890	583	5.33%
Trust Preferred	16,927	630	7.44%	16,911	1,292	7.64%	16,907	657	7.77%

Total interest- bearing liabilities	686,973	8,581	2.50%	626,955	19,241	3.07%	590,895	9,441	3.20%

Noninterest-bearing liabilities (4)	6,398			9,346			10,116

Total liabilities	693,371			636,301			601,011
Stockholders’ equity	53,236			49,374			48,008

Total liabilities and stockholders’ equity	$746,607			$685,675			$649,019

Net interest income		$10,015			$17,803			$8,838

Net interest rate spread (5)			3.10%			2.98%			3.21%

Interest-earning assets and net interest margin (6)	$665,193		3.01%	$612,770		2.91%	$571,091		3.10%

Ratio of average interest- earning assets to average interest-bearing liabilities			96.83%			97.74%			96.65%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.

(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.

(3)	Includes FHLB advances and securities sold under agreements to repurchase.

(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.

(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Other income - In addition to the decrease in gain on sale of loans, the decrease in loan originations and deposits during the six month period ended March 31, 2004 compared to the six month period ended March 31, 2003, contributed to a decrease in income from fees and service charges. The decrease in the gain on the sale of branches for the six month period ended March 31, 2004 compared to the six month period ended March 31, 2003 and offset by the gain on the Company’s trading account also contributed to the decrease in other income.

Operating expense – Compensation expense decreased by $0.2 million due to the recognition of additional expense in 2003 related to a deferred compensation agreement entered into with a retiring officer of the Company during the six month period ended March 31, 2003. The decrease in advertising expenses during the six month period ended March 31, 2004 was the result of the Company handling the advertising campaign internally compared to outsourcing to an advertising firm during the six month period ended March 31, 2003. Also, the decrease in total operating expense was the result of management’s ongoing efforts to monitor expenses and increase efficiency.

Off-Balance Sheet Arrangements and Commitments- The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to the origination, purchase, or sale of loans, the purchase of investment securities, fulfillment of commitments under letters-of-credit, extensions of credit on home equity lines of credit and construction loans, and the commitment to fund withdrawals of savings accounts at maturity.

At March 31, 2004, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2004, the Company had no interests in non-consolidated special purpose entities. At March 31, 2004, commitments included:

Total approved loan origination commitments outstanding were $4.2 million, including $5.6 million in loans committed to sell.

Rate lock agreements with customers of $5.6 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $2.4 million.

Total unused lines of credit of $41.3 million.

Outstanding letters of credit of $0.5 million.

Total certificates of deposit scheduled to mature in one year or less of $202.2 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $5.6 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at March 31, 2004.

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

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change made in the Company’s internal controls over financial reporting in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

During the three month period ended March 31, 2004 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding. As reported in foot note four of the Notes to Condensed Consolidated Financial Statements, the Company made a loan to the ESOP during the quarter ended March 31, 2004 to purchase an aggregate of up to $2 million of Company stock. The Employee Stock Ownership Plan, an affiliated purchaser, has made purchases of Company stock during the three month period ended March 31, 2004 as shown in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month of January 2004	—	—	N/A	—
Month of February 2004	—	—	N/A	$2.0 Million
Month of March 2004	17,903	$16.27	N/A	$1.7 Million
Total	17,903	$16.27	N/A	$1.7 Million

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports

(a) Exhibits

Exhibit No. 31.1 – Certification of President and Chief Executive Officer.

Exhibit No. 31.2 – Certification of Chief Financial Officer

Exhibit No. 32.1 – Written Statement of President and Chief Executive Officer.

Exhibit No. 32.2 – Written Statement of Chief Financial Officer

(b) Reports -

On January 26, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 9 “Regulation FD Disclosure” that the Company had released earnings for the three month period ended on December 31, 2003. Financial statements were filed as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: May 14, 2004	/s/ DWAYNE POWELL

Dwayne Powell President and Chief Executive Officer

Date: May 14, 2004	/s/ TERRY PRICHARD

Terry Prichard Chief Financial Officer