Form 10-Q
period 2004-06-30
POCAHONTAS BANCORP INC
filed 2004-08-12
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE # 0-23969

POCAHONTAS BANCORP, INC.

State of Incorporation	IRS Employer Identification No.
DELAWARE	71-0806097

Address	Telephone Number
1700 E. Highland Jonesboro, Arkansas 72401	(870) 802-1700

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

There were 4,570,504 shares of Common Stock ($0.01 par value) issued and outstanding as of June 30, 2004.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2004	September 30, 2003
ASSETS
Cash	$12,143,898	$22,020,489
Cash surrender value of life insurance	7,636,086	7,340,618
Securities held-to-maturity	2,508,407	5,403,862
Securities available-for-sale	255,838,888	293,569,266
Trading securities, at fair value	1,820,285	1,497,252
Loans receivable, net	389,271,382	385,872,017
Loans receivable, held for sale	861,618	3,130,238
Accrued interest receivable	3,772,558	5,161,006
Premises and equipment, net	13,632,128	13,998,751
Federal Home Loan Bank stock, at cost	7,646,400	5,583,700
Goodwill	8,847,572	8,847,572
Core deposit premiums	6,539,824	7,880,406
Other assets	2,417,035	3,182,703

TOTAL ASSETS	$712,936,081	$763,487,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$492,452,360	$586,092,147
Federal Home Loan Bank advances	150,857,404	100,693,629
Deferred compensation	2,510,108	2,885,238
Accrued expenses and other liabilties	496,672	3,899,149
Trust preferred securities	16,936,725	16,921,150

Total liabilities	663,253,269	710,491,313
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,517,779 and 7,497,066 shares issued and 4,570,504 and 4,549,791 shares outstanding at June 30, 2004 and September 30, 2003, respectively	75,177	74,970
Additional paid-in capital	56,707,574	56,533,430
Unearned ESOP shares	(2,058,101)	(538,121)
Accumulated other comprehensive income (loss)	(3,697,819)	899,339
Retained earnings	22,828,181	20,199,149

	73,855,012	77,168,767
Treasury stock at cost, 2,947,275 shares, at June 30, 2004 and September 30, 2003	(24,172,200)	(24,172,200)

Total stockholders’ equity	49,682,812	52,996,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,936,081	$763,487,880

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
INTEREST INCOME:
Loans receivable	$5,881,534	$6,407,929	$18,041,432	$20,065,257
Investment securities	2,821,660	2,978,468	9,258,008	7,600,590

Total interest income	8,703,194	9,386,397	27,299,440	27,665,847
INTEREST EXPENSE:
Deposits	2,645,527	4,431,341	9,052,977	12,632,610
Borrowed funds	980,608	260,110	2,524,980	842,701
Trust preferred securities	318,636	318,543	948,205	975,351

Total interest expense	3,944,771	5,009,994	12,526,162	14,450,662
NET INTEREST INCOME	4,758,423	4,376,403	14,773,278	13,215,185
PROVISION FOR LOAN LOSSES	650,000	650,000	1,150,000	1,495,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,108,423	3,726,403	13,623,278	11,720,185
OTHER INCOME:
Fees and service charges	719,908	959,644	2,255,865	2,837,070
Gain on sale of loans	323,199	788,204	925,620	2,429,780
Gain on sale of securities, net	343,832	259,168	383,367	264,896
Trading gains (losses), net	(199,031)	243,801	241,421	331,201
Gain on sale of branches	(2,500)	—	136,834	513,594
Other	104,512	102,556	326,497	324,943

Total other income	1,289,920	2,353,373	4,269,604	6,701,484

OPERATING EXPENSE:
Compensation and benefits	2,359,372	2,466,049	7,130,579	7,474,644
Occupancy and equipment	642,741	664,041	2,094,590	1,917,525
Insurance premiums	85,398	87,483	248,678	238,200
Professional fees	130,166	234,176	598,872	781,922
Data processing	173,805	188,934	512,507	550,269
Advertising and donations	122,836	183,434	264,877	465,132
Office supplies	58,617	92,649	179,488	255,444
REO and other repossessed assets	91,849	150,092	269,515	424,666
Other	331,026	355,002	942,857	1,091,336

Total operating expense	3,995,810	4,421,860	12,241,963	13,199,138

INCOME BEFORE INCOME TAXES	1,402,533	1,657,916	5,650,919	5,222,531
INCOME TAXES	476,000	505,000	1,927,000	1,832,257

NET INCOME	$926,533	$1,152,916	$3,723,919	$3,390,274

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX:
Unrealized holding gain (loss) on securities available for-sale arising during the period	$(5,238,515)	$970,582	$(4,344,136)	$1,138,409
Reclassification adjustment for gains included in net income	$(226,929)	$(177,051)	$(253,022)	$(174,831)

Other comprehensive income (loss)	$(5,465,444)	$793,531	$(4,597,158)	$963,578

COMPREHENSIVE INCOME (LOSS)	$(4,538,911)	$1,946,447	$(873,239)	$4,353,852

EARNINGS PER SHARE:
Basic earnings per share	$0.21	$0.26	$0.83	$0.79

Diluted earnings per share	$0.20	$0.26	$0.81	$0.78

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income(loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
BALANCE, SEPTEMBER 30, 2003	7,497,066	$74,970	$56,533,430	$(538,121)	$899,339	$20,199,149	2,947,275	$(24,172,200)	$52,996,567
Purchase of stock with ESOP loan				(1,519,980)					(1,519,980)
Options exercised	20,713	207	174,144						174,351
Net change in unrealized gain (loss) on available-for-sale securities, net of tax					(4,597,158)				(4,597,158)
Net income						3,723,919			3,723,919
Dividends	—	—	—	—	—	(1,094,887)	—	—	(1,094,887)

BALANCE, JUNE 30, 2004	7,517,779	$75,177	$56,707,574	$(2,058,101)	$(3,697,819)	$22,828,181	2,947,275	$(24,172,200)	$49,682,812

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$3,723,919	$3,390,274
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,150,000	1,495,000
Depreciation of premises and equipment	981,237	850,235
Amortization of core deposit premium	701,395	829,382
Amortization of deferred loan fees	(44,448)	(52,369)
Amortization (accretion) of premiums and discounts, net	89,568	(215,653)
Net gain on sales of loans	(925,620)	(2,429,780)
Net gain on sales of securities	(383,367)	(264,896)
Net gain on sales of branches	(136,834)	(513,594)
Increase in cash surrender value of life insurance policies	(295,468)	(238,468)
Change in operating assets and liabilities:
Trading securities	(323,033)	15,453
Accrued interest receivable	1,388,448	(441,778)
Other assets	(888,287)	(1,854,099)
Deferred compensation	(375,130)	(1,192,146)
Accrued expenses and other liabilities	(3,383,108)	(328,033)

Net cash provided (used) by operating activities	1,279,272	(950,472)

INVESTING ACTIVITIES:
Cash acquired in acquisitions	—	6,198,350
Net effect of sale of branches	(9,697,800)	(14,044,395)
Loan repayments, originations, and purchases, net	(18,840,730)	(29,064,578)
Proceeds from sale of loans	17,530,053	60,442,284
Net increase in FHLB Stock	(2,062,700)	(41,200)
Purchase of investment securities	(112,557,349)	(279,482,250)
Proceeds from sale of REO	1,653,956	1,797,759
Proceeds from sale of premises and equipment	7,568	173,333
Proceeds from sales, maturities and principal repayments of securities	148,895,397	144,740,793
Purchases of premises and equipment	(633,329)	(2,424,563)

Net cash provided (used) by investing activities	24,295,066	(111,704,467)

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended June 30,
	2004	2003
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(83,174,188)	$107,142,316
Net increase (decrease) in FHLB advances	50,163,775	(1,623,452)
Purchase of stock with ESOP loan	(1,519,980)	—
Purchase of treasury shares	—	(1,214,028)
Issuance of RRPs	—	26,438
Stock options exercised	174,351	30,352
Dividends paid	(1,094,887)	(1,059,264)

Net cash provided (used) by financing activities	(35,450,929)	103,302,362

NET DECREASE IN CASH	(9,876,591)	(9,352,579)
CASH AT BEGINNING OF PERIOD	22,020,489	34,306,598

CASH AT END OF PERIOD	$12,143,898	$24,954,019

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated statement of financial condition information at September 30, 2003 was derived from the audited balance sheet of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2003. The condensed consolidated financial statements at and for the three and nine months ended June 30, 2004 and 2003 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

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

Stock Compensation - The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors with strike prices at or above the market value of the stock. Had compensation cost for these options been determined at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three and nine months ended June 30, 2004 and 2003, would have been as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income, as reported	$926	$1,153	$3,724	$3,390
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	—	(27)	(12)	(81)

Pro forma net income	$926	$1,126	$3,712	$3,309

Earnings per share:
Basic - as reported	$0.21	$0.26	$0.83	$0.79
Basic - pro forma	$0.21	$0.26	$0.83	$0.77
Diluted - as reported	$0.20	$0.26	$0.81	$0.78
Diluted - pro forma	$0.20	$0.25	$0.81	$0.76

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

Under the provisions of FIN 46R, the Company is required to deconsolidate Pocahontas Capital Trust I and II (the “Trusts”), which are business trusts established to facilitate the issuance of the trust preferred securities. The Company adopted FIN 46R during the quarter ended December 31, 2003. The Company has presented the subordinated debentures payable to the Trusts as a liability in its consolidated financial statements and reclassified the prior period to present the subordinated debentures as a liability. The interest expense has historically been presented as a component of net interest income. Such presentation will not change based on the adoption of FIN 46R. The adoption of FIN 46R did not have an effect on net income or stockholders’ equity.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes. As of June 30, 2004, assuming the Company was not allowed to include the $16.9 million in trust preferred securities issued by the Trusts in Tier I capital; the Company would still exceed the regulatory required minimum for capital adequacy purposes.

Management of the Company is considering the impact of Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The EITF has concluded that EITF 03-1 indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. If the investor does not have the intent and ability to hold the investment until a forecasted recovery, then an other-than-temporary impairment must be recorded. The consensus by the EITF is effective for periods beginning after June 15, 2004. Management has determined that the impact of EITF 03-1 is not material at June 30, 2004, but is continuing to evaluate the possible future impact on the Company’s consolidated financial statements.

Reclassifications – Certain amounts for the three-month and nine-month periods ended June 30, 2003 have been reclassified to conform to the presentation for the three-month and nine-month periods ended June 30, 2004.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Total weighted average basic shares outstanding	4,462,199	4,393,738	4,485,207	4,305,617
Add dilutive effect of unexercised options	126,984	78,105	120,252	63,919

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,589,183	4,471,843	4,605,459	4,369,536

3.	DECLARATION OF DIVIDENDS

On May 19, 2004, the Board of Directors declared an $.08 per share quarterly cash dividend for holders of record June 15, 2004. The dividend was paid July 5, 2004.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of June 30, 2004, 254,000 options were outstanding.

NARK Stock Option Plan – In connection with the acquisition of North Arkansas Bancshares, Inc. (NARK) by the Company on June 18, 2002, the outstanding options of the 1998 Stock Option and Incentive Plan (SOIP) of NARK were exchanged for options to purchase stock of the Company. Each outstanding option to purchase a share of NARK stock was exchanged for an option to purchase 1.515 shares of the Company’s stock. The SOIP granted both incentive and non-incentive options to key employees and directors of NARK. All options granted expire one year after the employee or director ceases to maintain continuous service as an employee or director of the Company or an affiliate. The exercise price in each case equals the original exercise price divided by the exchange rate. On June 19, 2002 the exchange resulted in 30,970 outstanding options at an exercise price of $6.44 each. On June 30, 2004, 21,544 options were outstanding.

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

The Company performed its annual impairment test as of April 1, 2004 and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2005.

As of June 30, 2004 the Company had total core deposit premiums of $6,539,824, net of accumulated amortization of $3,050,382. Core deposit premiums decreased approximately $639,000 during the nine-month period ended June 30, 2004 relating to the sale of the Company’s branch office in Strawberry, Arkansas. Core deposit premiums are estimated to have a useful life of 10 years.

The Company has no identifiable intangible assets with indefinite useful lives.

Total amortization expense for core deposit premiums was approximately $701,000 for the nine-month period ended June 30, 2004. Amortization expense for the net carrying amount of core deposit premiums at June 30, 2004, is estimated to be as follows (in thousands):

Three months ending September 30, 2004	$243
Year ending September 30, 2005	973
Year ending September 30, 2006	973
Year ending September 30, 2007	973
Year ending September 30, 2008	839
After September 30, 2008	2,539

Total	$6,540

7.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

8.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Balance at beginning of the period	$3,943	$3,268	$4,068	$3,205
Provision for losses	650	650	1,150	1,495
Balance transferred at acquisition	—	355	—	355
Charge-offs	(780)	(800)	(1,659)	(1,658)
Recoveries	149	25	403	101

Balance at end of the period	$3,962	$3,498	$3,962	$3,498

9.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. In 2003, the ESOP established a $2.0 million line of credit with the Company that was used by the ESOP to purchase additional shares of Company stock on or before December 31, 2003. The loan is collateralized by shares that are purchased with the proceeds of the loan; as of June 30, 2004, the ESOP owed $0.7 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

During the quarter ended March 31, 2004, the ESOP established a second $2.0 million line of credit with the Company to be used to purchase additional shares of Company stock on or before December 31, 2004. The loan is collateralized by shares that are purchased with the proceeds of the loan; as of June 30, 2004, the ESOP owed $1.2 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of income and comprehensive income (loss) for the three months and nine months ended June 30, 2004 and 2003, and of cash flows and stockholders’ equity for the nine-month period ended June 30, 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 16, 2003, we expressed an unqualified opinion, which includes an explanatory paragraph relating to the adoption of SFAS No. 142, Goodwill and other Intangible Assets on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

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
August 6, 2004

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

First Community Bank is a community-oriented federally chartered savings and loan association regulated by the Office of Thrift Supervision. The Bank has a total of 18 locations concentrated in the Northeast Arkansas counties of Craighead, Clay, Green, Jackson, Lawrence, Poinsett, Randolph and Sharp. The Bank is the seventh largest financial institution headquartered in Arkansas, based on total assets as of March 31, 2004.

The Company’s primary business consists of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate loans and invest in securities. Mortgage loans consist primarily of single family residential and commercial real estate located in the Company’s primary market areas. In addition to mortgage loans the Company uses funds to originate construction, consumer and commercial business loans and to purchase investment securities.

The Company is moving forward with many strategic initiatives this fiscal year. We currently have two new branch locations under construction in Jonesboro and Paragould that are scheduled to open this winter.

Third Quarter Highlights - Net income was $0.9 million for the quarter ended June 30, 2004, compared to net income of $1.2 million for the quarter ended June 30, 2003, a decrease of $0.3 million or 25.0%. Basic earnings per share was $0.21 and diluted earnings per share was $0.20 compared to basic and diluted earnings per share of $0.26 for the same period last year.

The decrease in net income for the quarter ended June 30, 2004 was primarily due to the decrease in non- interest income. A subdued refinancing environment during the quarter ended June 30, 2004 resulted in a decreased number of loans originated and subsequently sold which resulted in both lower fee income and a lower gain on sale of loans. Gain on sale of loans decreased $0.5 million or 62.5% and fees and service charges decreased $0.3 million or 30.0% for the quarter ended June 30, 2004 when compared to the same period last year. A net trading loss of $0.2 million in the value of the Company’s trading securities for the quarter ended June 30, 2004 compared to the $0.2 million increase in value for the same period last year, accounted for a $0.4 million decrease in non interest income. Net interest income before provision for loan loss for the quarter ended June 30, 2004 was $4.8 million compared to $4.4 million for the quarter ended June 30, 2003, an increase of $0.4 million or 9.1%. The Company’s net interest rate spread was 2.98% for the quarter ended June 30, 2004 compared to 2.79% for the quarter ended June 30, 2003. Net interest margin was 2.92% for the quarter ended June 30, 2004 compared to 2.71% for the quarter ended June 30, 2003. Both the yield on average interest earning assets and the cost on average interest bearing liabilities for the quarter ended June 30, 2004 decreased when compared to the rates for the same period last year. However, the decrease in the cost of average interest bearing liabilities decreased 66 basis points while the yield on average interest earning assets decreased 47 basis points, resulting in the increase in net interest income for the quarter ended June 30, 2004.

Net income for the nine month period ended June 30, 2004 was $3.7 million, compared to net income of $3.4 million for the nine month period ended June 30, 2003, an increase of $0.3 million or 9.9%. Basic earnings per share was $0.83 and diluted earnings per share was $0.81 compared to basic earnings per share of $0.79 and diluted earnings per share of $0.78 for the same period last year.

The increase in net income for the nine months ended June 30, 2004 was primarily due to the increase in net interest income and decrease in operating expenses. Net interest income before provision for loan loss for the nine month period ended June 30, 2004 was $14.8 million compared to $13.2 million for the nine month period ended June 30, 2003, an increase of $1.6 million or 11.8%. The increase in net interest income was mainly due to an increase in the average balance of interest-earning assets of $84.2 million, or 14.6%, which more than offset the lower yields earned on such assets. By contrast, the increase in total interest bearing liabilities of $84.7 million, or 14.2%, was more than offset by the decreased cost of such liabilities in the lower market interest rate environment. The Company’s net interest rate spread was 3.05% for the nine month period ended June 30, 2004 compared to 3.16% for the nine month period ended June 30, 2003. Net interest margin was 2.98% for the nine month period ended June 30, 2004 compared to 3.05% for the nine month period ended June 30, 2003. Both the yield on average interest earning assets and the cost on average interest bearing liabilities for the nine month period ended June 30, 2004 decreased when compared to the rates for the same period last year.

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

The Company’s goodwill (the amount paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Balance Sheet Analysis and Comparison of Results of Operations for the Nine Months Ended June 30, 2004 and 2003

The following table shows the variance in dollars and percent change between the Consolidated Statements of Financial Condition at June 30, 2004 from September 30, 2003:

	June 30, 2004	September 30, 2003	Variance	% Change
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash	12,144	22,020	(9,876)	-44.85%
Cash surrender value of life insurance	7,636	7,341	295	4.02%
Securities held-to-maturity, at amortized cost	2,508	5,404	(2,896)	-53.59%
Securities available-for-sale, at fair value	255,839	293,569	(37,730)	-12.85%
Trading securities, at fair value	1,820	1,497	323	21.58%
Loans receivable, net	389,271	385,872	3,399	0.88%
Loans receivable held for sale	862	3,130	(2,268)	-72.46%
Accrued interest receivable	3,773	5,161	(1,388)	-26.89%
Premises and equipment, net	13,632	13,999	(367)	-2.62%
Federal Home Loan Bank Stock, at cost	7,646	5,584	2,062	36.93%
Goodwill	8,848	8,848	—	0.00%
Core deposit premiums, net	6,540	7,880	(1,340)	-17.01%
Other assets	2,417	3,183	(766)	-24.07%

TOTAL ASSETS	712,936	763,488	(50,552)	-6.62%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	492,452	586,092	(93,640)	-15.98%
Federal Home Loan Bank advances	150,857	100,694	50,163	49.82%
Deferred compensation	2,510	2,885	(375)	-13.00%
Accrued expenses and other liabilties	497	3,899	(3,402)	-87.25%
Trust preferred securities	16,937	16,921	16	0.09%

Total liabilities	663,253	710,491	(47,238)	-6.65%

STOCKHOLDERS’ EQUITY:
Common stock	75	75	—	0.00%
Additional paid-in capital	56,708	56,534	174	0.31%
Unearned ESOP Shares	(2,058)	(538)	(1,520)	282.53%
Accumulated other comprehensive income (loss)	(3,698)	899	(4,597)	-511.35%
Retained earnings	22,828	20,199	2,629	13.02%

	73,855	77,169	(3,314)	-4.29%
Less treasury stock, at cost	(24,172)	(24,172)	—	0.00%
Total stockholders’ equity	49,683	52,997	(3,314)	-6.25%

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	712,936	763,488	(50,552)	-6.62%

The following table shows the variance in dollars and percent change between the Consolidated Statements of Income for the nine months ended June 30, 2004 and 2003:

	Nine Months Ended June 30,		Variance	% Change
	2004	2003
	(amounts in thousands)
	(unaudited)
INTEREST INCOME:
Loans receivable	18,041	20,065	(2,024)	-10.1%
Investment securities	9,258	7,601	1,657	21.8%

Total interest income	27,299	27,666	(367)	-1.3%
INTEREST EXPENSE:
Deposits	9,053	12,633	(3,580)	-28.3%
Borrowed funds	2,525	843	1,682	199.5%
Trust preferred securities	948	975	(27)	-2.8%

Total interest expense	12,526	14,451	(1,925)	-13.3%

NET INTEREST INCOME	14,773	13,215	1,558	11.8%

PROVISION FOR LOAN LOSSES	1,150	1,495	(345)	-23.1%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,623	11,720	1,903	16.2%

OTHER INCOME:
Fees and service charges	2,256	2,837	(581)	-20.5%
Gain on sale of loans	926	2,430	(1,504)	-61.9%
Gain (loss) on sale of securities	383	265	118	44.5%
Trading gains, net	241	331	(90)	-27.2%
Gain on sale of branches	137	514	(377)	-73.3%
Other	327	324	3	0.9%

Total other income	4,270	6,701	(2,431)	-36.3%

OPERATING EXPENSE:
Compensation and benefits	7,130	7,475	(345)	-4.6%
Occupancy and equipment	2,095	1,918	177	9.2%
Insurance premiums	249	238	11	4.6%
Professional fees	599	782	(183)	-23.4%
Data processing	512	550	(38)	-6.9%
Advertising and donations	265	465	(200)	-43.0%
Office supplies	179	255	(76)	-29.8%
REO and other repossessed assets	270	425	(155)	-36.5%
Other	943	1,091	(148)	-13.6%

Total operating expense	12,242	13,199	(957)	-7.3%

INCOME BEFORE INCOME TAXES	5,651	5,222	429	8.2%

INCOME TAXES	1,927	1,832	95	5.2%

NET INCOME	3,724	3,390	334	9.9%

Investment Activities - The Company’s investment portfolio, including, FHLB stock, and trading securities, consists of mortgage-backed securities, obligations of the United States Government treasuries and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. A majority of the Company’s investment portfolio, over 75%, is held in mortgage backed securities; these securities are backed by pools of mortgages which can be composed of either fixed-rate mortgages or ARM loans. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans. In the current, ongoing, low interest rate environment, mortgages with higher interest rates are continuing to prepay resulting in large monthly principal payments on the Company’s mortgage-backed securities. Investment balances have decreased during the nine month period ended June 30, 2004, from September 30, 2003 due primarily to the receipt of $57.0 million in principal paydowns, the sale of $82.6 million in securities and a $6.9 million decrease in market value, which was partly offset by $112.6 million in securities purchased. As interest rates have begun to rise, the Company’s investment portfolio has declined in market value due to the higher yielding products becoming available, resulting in accumulated other comprehensive loss of $3.7 million at June 30, 2004 compared to accumulated other comprehensive income of $899,000 at September 30, 2003. Accumulated other comprehensive income (loss) is reported in the equity section of the financials and is considered a temporary impairment; the Company has the intent and ability to hold investments until the fair market value of the portfolio recovers.

Loans receivable, net - The Company’s net loan portfolio including loans held for sale, consists primarily of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate located in the Company’s primary market area or in counties contiguous with the Company’s market area. To reduce interest rate risk exposure, and satisfy consumer demand for fixed-rate mortgage loans during the period of historically low interest rates, the Company has been focusing more on originating fixed-rate loans to sell individually into the secondary market, retaining the servicing rights and customer relationships.

As interest rates begin to stabilize, the Bank has seen a reduction in the demand for fixed rate mortgages during the nine-month period ended June 30, 2004, compared to the nine-month period ended June 30, 2003 which resulted in both lower service fee income and gains from sale of loans. During the nine-month period ended June 30, 2004, the Company recognized a $0.9 million gain on the sale of $17.5 million of loans held for sale, compared to a $2.4 million gain on the sale of $60.4 million of loans held for sale during the nine-month period ended June 30, 2003. In addition to the subdued refinancing environment during the nine months ended June 30, 2004, the $2.4 million gain on sale of loans for the nine months ended June 30, 2003 included the sale of a loan package that provided $0.6 million of the gain on sale of loans.

The Company’s net loan portfolio also includes commercial business loans (i.e., crop production, equipment and inventory loans), and other consumer loans, including loans secured by automobiles and deposit accounts. The composition of the Company’s loan portfolio began to change in 2001, due to acquisitions of other banking institutions, to include a larger percentage of commercial loans; the Company intends to continue to increase the commercial loan portfolio through originations. During the nine-month period ended June 30, 2004, the Company’s loan portfolio increased less than 1%.

Non-performing Loans and Loan Loss Provisions - The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in the Company’s loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing allowances.

A provision of $1.2 million was made during the nine months ended June 30, 2004. The Company’s allowance for loan losses totaled $3.9 million, or 1.0% of total loans at June 30, 2004 compared to $4.1 million, or 1.0% of total loans, at September 30, 2003, a decrease of $0.2 million or 4.9%. Charge offs, net of recoveries totaled $1.3 million or 0.3% of total loans, for the nine months ended June 30, 2004. Total nonperforming loans increased to $5.9 million at June 30, 2004 from $5.6 million at September 30, 2003, an increase of $0.3 million. Based on presently available information, management believes that the current allowance for loan losses is appropriate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the last three fiscal years, the Company has completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $5.9 million in nonperforming loans as of June 30, 2004, $2.6 million, or 44.1% are loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $1.7 million due to the acquisitions. We believe that the increase in non-performing commercial loans is a result of a lower quality of underwriting and collection efforts at the acquired institutions prior to the Company’s acquisition of the institutions compared to the Company’s underwriting and collection efforts. Approximately $2.0 million of loan loss allowance on the loans was transferred with these bank acquisitions. Additionally, $3.7 million in charge offs have been recorded in connection with the loans acquired in these acquisitions since June 2001.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due increased $0.3 million or 5.4% to $5.9 million at June 30, 2004 from $5.6 million at September 30, 2003. The balance of interest income not recognized by the Company on the non-accrual loans was $0.4 million at June 30, 2004 compared to $0.4 million at September 30, 2003. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	June 30, 2004	September 30, 2003
	(Dollars in Thousands)
Nonperforming loans:
Single family	$1,825	$2,383
Agriculture real estate	850	66
Commercial real estate	2,161	1,919
Commercial non real estate	907	764
Other loans	192	478

Total nonperforming loans:	5,935	5,610
Total real estate owned and repossessed assets (1)	1,142	876

Total non-performing assets	$7,077	$6,486

Total nonperforming loans to total loans receivable	1.51%	1.44%
Total nonperforming loans to total assets	0.83%	0.74%
Total nonperforming assets to total assets	0.99%	0.85%
Allowance to nonperforming loans	66.80%	72.50%
Allowance to total loans receivable	1.00%	1.00%

(1)	Net of valuation allowances

The Company determines the impairment of loans by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement as part of the quarterly review for determining necessary provisions and loan loss allowances. Impaired loans increased $0.5 million or 5.5% to $9.6 million at June 30, 2004 from $9.1 million at September 30, 2003. The increase in impaired loans is primarily attributable to an increase in commercial loans classified as substandard and doubtful during the nine months ended June 30, 2004.

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30, 2004	September 30, 2003
	(in thousands)
Impaired loans with a valuation allowance	$9,629	$9,065
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$9,629	$9,065

Valuation allowance related to impaired loans	$1,882	$1,680
Total non-accrual loans	$5,935	$5,610
Total loans past-due ninety days or more and still accruing	$45	$414

	Nine Months Ended June 30, 2004	Year Ended September 30, 2003
	(in thousands)
Average investment in impaired loans	$8,607	$6,725

Interest income recognized on impaired loans	$171	$349

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

	June 30, 2004	September 30, 2003
	(amounts in thousands)
Checking Accounts	$220,634	$239,148
Passbook Savings Accounts	52,750	72,040
Certificate Accounts	219,068	274,904

	$492,452	$586,092

Total deposits decreased $93.6 million or 16.0% during the nine-month period ended June 30, 2004. Contributing to the decrease in deposits was the sale of the Company’s branch office in Strawberry, Arkansas, which had total deposits of $12.7 million at September 30, 2003 and $10.5 million when sold. The decrease in savings accounts was primarily due to the withdrawal of funds from customers’ Christmas Club accounts which accumulate throughout the year and are disbursed each November. Recent efforts to control cost of funds and manage interest rate risk have caused the Company to shift some of the focus off of certificate accounts to low rate FHLB advances, resulting in a decrease in the balance of those deposits. The cost on average certificate accounts for the nine month period ended June 30, 2004 was 2.83%, down 87 basis points from 3.70% for the year ended September 30, 2003.

FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. The Company also relies upon FHLB advances as a source to fund assets. At June 30, 2004, FHLB advances totaled $150.9 million, with an average cost of 2.98% compared to $100.7 million, with an average cost of 3.91% at September 30, 2003. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Bank at June 30, 2004, estimates that an additional $53.3 million of funding is available from FHLB advances.

Accrued expenses and other liabilities - Accrued expenses and other liabilities includes items such as the Company’s deferred tax liability, accrual for income taxes, accounts payable, escrowed taxes and insurance and other miscellaneous obligations that may occur during the normal course of business. Accrued expenses and other liabilities decreased $3.4 million or 87.3% during the nine-month period ended June 30, 2004 to $0.5 million from $3.9 million at September 30, 2003. The decrease was primarily the result of the change in the Company’s deferred tax liability account which reflects the tax effect from the decrease in the market value of the investment portfolio discussed in the ‘investment activities’ section.

Stockholders’ equity - The Company’s book value per share was $10.87 at June 30, 2004 compared to $11.65 at September 30, 2003. The Company’s average capital ratio, average capital to average assets, was 7.07% for the nine months ended June 30, 2004 compared to 7.20% for the year ended September 30, 2003. The change in accumulated other comprehensive income (loss) on securities available for sale is the primary cause for the decrease in stockholders’ equity at June 30, 2004 compared to September 30, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). As of June 30, 2004, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Tangible capital to tangible assets	$49,914	7.13%	$10,508	1.50%	N/A	N/A
Core capital to adjusted tangible assets	49,914	7.13	28,021	4.00	$35,027	5.00
Total capital to risk weighted assets	53,875	12.67	34,013	8.00	42,516	10.00
Tier I capital to risk weighted assets	49,914	11.74	17,006	4.00	25,510	6.00

Net interest income - The declines in interest rates have decreased the cost on average interest bearing liabilities 78 basis points and the yield on average interest earning assets 89 basis points when comparing the nine month period ended June 30, 2004 to the nine month period ended June 30, 2003. The Company’s net interest rate spread was 3.05% for the nine month period ended June 30, 2004 compared to 3.16% for the nine month period ended June 30, 2003. Net interest margin was 2.98% for the nine month period ended June 30, 2004 compared to 3.05% for the nine month period ended June 30, 2003. Both the yield on average interest earning assets and the cost on average interest bearing liabilities for the nine month period ended June 30, 2004 decreased when compared to the rates for the same period last year.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the nine-month period ended June 30, 2004, compared to the nine-month period ended June 30, 2003.

Rate/Volume Analysis (in thousands)

Nine-month period ended June 30, 2004 vs. 2003

	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
Interest income:
Loan Receivable	$(446)	$(2,291)	$713	$(2,024)
Investment securities	5,077	(1,902)	(1,518)	1,657

Total interest earning assets	4,631	(4,193)	(805)	(367)
Interest expense:
Deposits	(176)	(4,611)	1,207	(3,580)
Borrowed funds	4,552	(458)	(2,412)	1,682
Trust Preferred	2	(37)	8	(27)

Total interest bearing liabilities	4,378	(5,106)	(1,197)	(1,925)

Net change in net interest income	$253	$913	$392	$1,558

The following tables summarize rates, yields and balances of average assets and liabilities for the periods indicated:

Average Balance Sheets (Dollars in Thousands)

	Three Months Ended June 2004			Three Months Ended June 2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$386,123	$5,881	6.09%	$384,739	$6,408	6.66%
Investment securities	264,789	2,822	4.26%	260,043	2,978	4.58%

Total interest-earning assets	650,912	8,703	5.35%	644,782	9,386	5.82%
Noninterest-earning cash	24,489			36,639
Other noninterest-earning assets	43,451			43,089

Total assets	718,852			724,510

Interest-bearing liabilities:
Demand deposits	$280,405	$1,079	1.54%	$308,605	$1,763	2.29%
Time deposits	231,922	1,566	2.70%	316,004	2,668	3.38%
Borrowed funds (3)	135,241	981	2.90%	20,538	260	5.06%
Trust Preferred	16,935	319	7.53%	16,914	319	7.54%

Total interest-bearing liabilities	664,503	3,945	2.37%	662,061	5,010	3.03%

Noninterest-bearing liabilities (4)	4,428			10,448

Total liabilities	668,931			672,509

Stockholders’ equity	49,921			52,001

Total liabilities and stockholders’ equity	$718,852			$724,510

Net interest income		$4,758			$4,376

Net interest rate spread (5)			2.98%			2.79%

Interest-earning assets and net interest margin (6)	$650,912		2.92%	$644,782		2.71%

Ratio of average interest-earning assets to average interest-bearing liabilities			97.95%			97.39%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Average Balance Sheets (Dollars in Thousands)

	Nine Months Ended June 30, 2004			Year Ended September 30, 2003			Nine Months Ended June 30, 2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$388,440	$18,041	6.18%	$391,588	$26,260	6.71%	$395,031	$20,065	6.76%
Investment securities	271,992	9,258	4.53%	221,182	10,784	4.88%	181,162	7,601	5.58%

Total interest- earning assets	660,432	27,299	5.50%	612,770	37,044	6.05%	576,193	27,666	6.39%
Noninterest-earning cash	33,088			29,453			28,271
Other noninterest- earning assets	43,835			43,452			49,632

Total assets	737,355			685,675			654,096

Interest-bearing liabilities:
Demand deposits	$298,095	$3,708	1.65%	$278,990	$5,436	1.95%	$248,311	$4,077	2.18%
Time deposits	251,622	5,345	2.83%	298,290	11,232	3.77%	307,220	8,556	3.70%
Borrowed funds (3)	112,836	2,525	2.98%	32,764	1,281	3.91%	22,338	843	5.02%
Trust Preferred	16,930	948	7.45%	16,911	1,292	7.64%	16,906	975	7.67%

Total interest- bearing liabilities	679,483	12,526	2.45%	626,955	19,241	3.07%	594,775	14,451	3.23%

Noninterest-bearing liabilities (4)	5,741			9,346			10,295

Total liabilities	685,224			636,301			605,070
Stockholders’ equity	52,131			49,374			49,026

Total liabilities and stockholders’ equity	$737,355			$685,675			$654,096

Net interest income		$14,773			$17,803			$13,215

Net interest rate spread (5)			3.05%			2.98%			3.16%

Interest-earning assets and net interest margin (6)	$660,432		2.98%	$612,770		2.91%	$576,193		3.05%

Ratio of average interest- earning assets to average interest-bearing liabilities			97.20%			97.74%			96.88%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Other income - In addition to the decrease in gain on sale of loans, the decrease in loan originations and deposits during the nine month period ended June 30, 2004 compared to the nine month period ended June 30, 2003, contributed to a decrease in income from fees and service charges. The decrease in the gain on the sale of branches for the nine month period ended June 30, 2004 compared to the nine month period ended June 30, 2003 and decrease in the gain on the Company’s trading account also contributed to the decrease in other income.

Operating expense – Compensation expense decreased by $0.4 million due to the recognition of additional expense in 2003 related to a deferred compensation agreement entered into with a retiring officer of the Company during the nine month period ended June 30, 2003. The decrease in advertising expenses during the nine month period ended June 30, 2004 was the result of the Company handling the advertising campaign internally compared to outsourcing to an advertising firm during the nine month period ended June 30, 2003. Also, the decrease in total operating expense was the result of management’s ongoing efforts to monitor expenses and increase efficiency.

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

At June 30, 2004, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At June 30, 2004, the Company had no interests in non-consolidated special purpose entities. At June 30, 2004, commitments included:

Total approved loan origination commitments outstanding were $10.5 million, including $4.1 million in loans committed to sell.

Rate lock agreements with customers of $4.1 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $2.0 million.

Total unused lines of credit of $33.1 million.

Outstanding letters of credit of $0.6 million.

Total certificates of deposit scheduled to mature in one year or less of $135.8 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $4.1 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at June 30, 2004.

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

Changes in interest rates affect the Company’s earnings. The effect on earnings of changes in interest rates generally depends on how quickly the Company’s yield on interest-earning assets and cost of interest-bearing liabilities react to the changes in market rates of interest. If the Company’s cost of deposit accounts reacts more quickly to changes in market interest rates than the yield on the Company’s mortgage loans and other interest-earnings assets, then an increasing interest rate environment is likely to adversely affect the Company’s earnings and a decreasing interest rate environment is likely to favorably affect the Company’s earnings. On the other hand, if the Company’s yield on its mortgage loans and other interest-earnings assets reacts more quickly to changes in market interest rates than the Company’s cost of deposit accounts, then an increasing rate environment is likely to favorably affect the Company’s earnings and a decreasing interest rate environment is likely to adversely affect the Company’s earnings.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the three month period ended June 30, 2004 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding. As reported in foot note nine of the Notes to Condensed Consolidated Financial Statements, the Company made a loan to the ESOP during the quarter ended June 30, 2004 to purchase an aggregate of up to $2 million of Company stock. The Employee Stock Ownership Plan, an affiliated purchaser, has made purchases of Company stock during the three month period ended June 30, 2004 as shown in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month of April 2004	5,400	$16.67	N/A	$1.6 Million
Month of May 2004	40,600	$17.15	N/A	$1.0 Million
Month of June 2004	10,000	$17.16	N/A	$0.8 Million

Total	56,000	$17.10	N/A	$0.8 Million

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

Exhibit No. 31.1 – Certification of President and Chief Executive Officer.

Exhibit No. 31.2 – Certification of Chief Financial Officer

Exhibit No. 32.1 – Written Statement of President and Chief Executive Officer.

Exhibit No. 32.2 – Written Statement of Chief Financial Officer

(b) Reports -

On April 30, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 9 “Regulation FD Disclosure” that the Company had released earnings for the three and six month periods ended on March 31, 2004. Financial statements were filed as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: August 12, 2004	/s/ Dwayne Powell
Dwayne Powell
President and Chief Executive Officer

Date: August 12, 2004	/s/ Terry Prichard
Terry Prichard
Chief Financial Officer