Form 10-K
period 2004-09-30
POCAHONTAS BANCORP INC
filed 2004-12-29
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2004.

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

YES ☐ NO ☒

As of December 20, 2004, there were issued and outstanding 4,641,717 shares of the Registrant’s Common Stock. Such shares were listed on the NASDAQ National Market System.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on December 20, 2004, was $43,012,478. This amount does not include shares held by the Employee Stock Ownership Plan of First Community Bank (the Registrant’s subsidiary), by executive officers and directors, and by the Registrant as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Part II of Form 10-K – Annual Report to Stockholders for the fiscal year ended September 30, 2004.

2.	Part III of Form 10-K – Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART I

ITEM 1	BUSINESS

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

On October 11, 2002, the Company sold its banking offices in Carlisle and England, Arkansas to the Bank of England.

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

On August 15, 2003, the Company sold its banking offices in Brinkley, Arkansas to the Bank of Brinkley.

On March 5, 2004, the Company sold its banking offices in Strawberry, Arkansas to the Bank of Cave City.

The Bank is a community-oriented savings institution that operates 18 full-service offices in its market area consisting of Northeast Arkansas. The Bank is primarily engaged in the business of originating single-family residential mortgage loans, commercial real estate loans and commercial business loans funded with deposits and Federal Home Loan Bank (“FHLB”) advances.

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

Employees

The Company and its affiliates employed 200 full-time equivalent employees at September 30, 2004, compared to 221 and 169 at September 30, 2003 and 2002, respectively. The decrease in number of full-time equivalent employees in fiscal 2004 is primarily the result of management’s efforts to improve efficiency and stream line operations; the increase during fiscal 2003 was due primarily to the acquisitions of 2003, and 2002. We believe that we have been successful in attracting quality employees and that our employee relations are good.

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

Lending Activities

Loan Portfolio Composition. The Bank’s net loan portfolio including loans held for sale, consists primarily of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate loans. At September 30, 2004, the Bank’s net loan portfolio including loans held for sale totaled $383.8 million, of which $128.1 million, or 33.4% were single-family residential real estate mortgage loans, $2.4 million, or .6% were multifamily residential real estate loans, $17.9 million, or 4.7% were agricultural real estate loans, and $135.3 million, or 35.2%, were commercial real estate loans (including land loans). Additionally, the Bank’s loans at September 30, 2004 included commercial business loans (i.e., crop production, equipment and inventory loans), which totaled $57.0 million, or 14.9%, of the Bank’s net loan portfolio as of September 30, 2004. Other loans, including automobile loans and loans collateralized by deposit accounts totaled $50.0 million, or 13.1% of the Bank’s net loan portfolio as of September 30, 2004. The composition of the Bank’s loan portfolio has changed since 2000 due to acquisitions, with a larger percentage of loans in the commercial real estate and non-real estate loans. Since 2000, the acquisitions of other depository institutions have increased commercial and non-real estate loans by $145.5 million as of the dates of the acquisitions and provided for subsequent originations of other commercial and non-real estate loans.

Analysis of Loan Portfolio

Set forth below is selected data relating to the composition of the Bank’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

	At September 30
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$128,072	33.4%	$139,365	35.8%	$188,113	46.1%	$175,977	50.4%	$175,625	75.0%
Multifamily residential	2,393	0.6	1,384	0.4	1,194	0.3	826	0.2	1,163	0.5
Agricultural	17,915	4.7	20,467	5.3	17,342	4.2	14,386	4.1	7,360	3.1
Commercial	135,326	35.2	113,855	29.2	91,298	22.4	73,282	21.0	25,730	11.0

Total real estate loans	283,706	73.9%	275,071	70.7	297,947	73.0	264,471	75.7	209,878	89.6

Other loans:
Savings account loans	5,571	1.5	6,538	1.7	6,808	1.7	5,166	1.5	1,665	0.7
Commercial business (1)	57,045	14.9	67,747	17.3	64,524	15.8	65,432	18.8	12,555	5.3
Other (2)	44,409	11.6	47,354	12.2	46,459	11.4	17,551	5.0	13,610	5.8

Total other loans	107,025	28.0	121,639	31.2	117,791	28.9	88,149	25.3	27,830	11.8

Total loans receivable	390,731	101.9	396,710	101.9	415,738	101.9	352,620	101.0	237,708	101.4

Less:
Undisbursed loan proceeds	2,942	0.8	3,413	0.9	4,243	1.0	416	0.1	1,345	0.6
Unearned discount and net deferred loan fees	213	0.1	227	0.1	209	0.1	286	0.1	264	0.1
Allowance for loan losses	3,766	1.0	4,068	0.9	3,205	0.8	2,542	0.8	1,682	0.7

Total loans receivable, net	$383,810	100.0%	$389,002	100.0%	$408,081	100.0%	$349,376	100.0%	$234,417	100.0%

(1)	Includes crop-production loans, livestock loans and equipment loans.

(2)	Includes second mortgage loans, unsecured personal lines of credit and automobile loans.

Loan Maturity Schedule. The following table sets forth certain information as of September 30, 2004, regarding the dollar amount of gross loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	Within 1 Year	1-3 Years	3-5 Years	5-10 Years	10-20 Years	Beyond 20 Years	Total
	(In Thousands)
Fixed rate loans	$77,392	$60,036	$118,083	$13,016	$15,918	$9,372	$293,817
Variable rate loans	$9,185	$6,313	$14,760	$7,488	$21,540	$37,628	$96,914

Total	$86,577	$66,349	$132,843	$20,504	$37,458	$47,000	$390,731

The following table sets forth at September 30, 2004, the dollar amount of all fixed rate and adjustable rate loans due after September 30, 2005.

	Fixed	Adjustable	Total
	(in Thousands)
Single family residential	$54,870	$66,562	$121,432
Multifamily residential	1,376	670	$2,046
Agricultural	14,317	—	$14,317
Commercial	94,665	14,870	$109,535
Commercial Business	23,035	3,202	$26,237
Other	28,162	2,425	$30,587

Total:	$216,425	$87,729	$304,154

Single-Family Residential Real Estate Loans. One of the Bank’s primary lending activities is the origination of single-family, owner-occupied, residential mortgage loans collateralized by properties located in the Bank’s market area. The Bank generally does not originate single-family residential loans collateralized by properties outside of its market area. However, the Bank has been an active purchaser of single-family loans from outside the Bank’s primary market area. At September 30, 2004, the Bank had $128.1 million, or 33.4%, of its total net loan portfolio invested in single-family residential mortgage loans, substantially all of which were collateralized by properties located in the Bank’s market area or in counties contiguous with the Bank’s market area.

The Bank’s single-family, fixed rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans for resale in the secondary mortgage market. The Bank generally retains adjustable rate mortgage (“ARM”) loans that it originates. Whether the Bank can or will sell fixed rate loans, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank’s current interest rate risk analysis. At September 30, 2004 loans held for sale were $1.5 million, at September 30, 2003 loans held for sale were $3.1 million, and at September 30, 2002 loans held for sale were $11.9 million. During the fiscal years ended September 30, 2004 and 2003, the Bank sold into the secondary market $27.4 million and $79.1 million, respectively, of single-family, fixed rate, residential mortgage loans, generally from current period originations. The Bank retained the servicing rights on loans sold in fiscal year 2004 and 2003. The servicing rights asset, which was $0.7 million and $0.7 million as of September 30, 2004 and 2003, respectively, is included in other assets in the consolidated financial statements.

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

Multifamily Residential Real Estate Loans. Although the Bank does not emphasize multifamily residential loans and has not been active recently in this area, the Bank has originated loans collateralized by multifamily residential real estate. Such loans constituted approximately $2.4 million, or .6% of the Bank’s total net loan portfolio at September 30, 2004, compared to $1.4 million, or 0.4% of the Bank’s total net loan portfolio at September 30, 2003, $1.2 million, or 0.3% of the Bank’s total net loan portfolio at September 30, 2002, $0.8 million, or 0.2%, of the Bank’s total net loan portfolio at September 30, 2001, and $1.2 million, or 0.5%, of the total net loan portfolio at September 30, 2000. The Bank’s multifamily real estate loans are primarily collateralized by multifamily residences, such as apartment buildings. Multifamily residential real estate loans are offered with fixed and adjustable interest rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed interest rate loans generally have five-to-seven-year terms with a balloon payment based on a 15 to 25 year amortization schedule.

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

Agricultural Real Estate Loans. In recent years the Bank has increased its originations of agricultural real estate loans for the purchase of farmland in the Bank’s market area. Loans collateralized by farmland constituted approximately $17.9 million or 4.7%, of the Bank’s total net loan portfolio at September 30, 2004, compared to $20.5 million, or 5.3%, $17.3 million, or 4.2%, $14.4 million, or 4.1%, and $7.4 million, or 3.1%, of the Bank’s total net loan portfolio at September 30, 2003, 2002, 2001, and 2000, respectively.

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

Commercial Real Estate Loans. Loans collateralized by commercial real estate, including land loans, constituted approximately $135.3 million, or 35.2% of the Bank’s total net loan portfolio at September 30, 2004, compared to $113.9 million, or 29.2%, $91.3 million, or 22.4%, $73.3 million, or 21.0%, and $25.7 million, or 11.0%, of the Bank’s total net loan portfolio at September 30, 2003, 2002, 2001, and 2000, respectively. The increase in these loans during fiscal 2001 was primarily due to the acquisition of FCB, which had approximately $44.8 million in commercial real estate loans; the continued growth in years 2002, 2003 and 2004 is due to the Company’s diversification from a traditional single-family lending institution to an increase in the commercial loan market. The Bank’s commercial real estate loans are collateralized by property such as office buildings, churches and other nonresidential buildings. At September 30, 2004, substantially all of the Bank’s commercial real estate loans were collateralized by properties located within the Bank’s market area.

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

Commercial Business Loans. In recent years, the Bank has emphasized the origination of commercial business loans, which include equipment, inventory and crop production loans. Such loans comprised $57.0 million, or 14.9% of the Bank’s total net loan portfolio at September 30, 2004, as compared to $67.7 million, or 17.3%, $64.5 million, or 15.8%, $65.4 million, or 18.8%, and $12.6 million, or 5.3%, of the Bank’s total net loan portfolio at September 30, 2003, 2002, 2001, and 2000, respectively. Commercial business loans are offered primarily on a fixed rate basis with maturities generally of less than five years.

As with agricultural real estate loans, agricultural operating loans involve a greater degree of risk than residential mortgage loans because the payments on such loans are dependent on the successful operation or management of the farm property for which the operating loan is utilized. See “Agricultural Real Estate Loans” for the various risks associated with agricultural operating loans.

Other Loans. The Bank originates various consumer loans, including automobile, deposit account loans and second mortgage loans, principally in response to customer demand. As of September 30, 2004, such loans totaled $50.0 million, or 13.1% of the Bank’s total net loan portfolio as compared to $53.9 million, or 13.9%, $53.3 million, or 13.1%, $22.7 million, or 6.5%, and $15.3 million, or 6.5%, of the Bank’s total net loan portfolio as of September 30, 2003, 2002, 2001, and 2000, respectively. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Bank’s originations, purchases and sales of loans, including loans held for sale, and mortgage-backed securities for the periods indicated.

	Year Ended September 30
	2004	2003	2002	2001	2000
	(In Thousands)
Total loans receivable, net at beginning of year	$389,002	$408,081	$349,376	$234,417	$217,710
Loans originated:
Real estate:
Single-family residential	55,019	87,843	93,072	37,264	38,629
Multifamily residential	1,305	313	—	—	—
Commercial	60,409	55,255	41,130	28,367	6,346
Agricultural	32,188	39,287	27,100	920	1,766
Other:
Commercial business	12,855	19,140	18,324	24,305	11,650
Savings account loans	2,647	5,102	6,310	3,387	1,649
Other	25,856	18,462	22,558	27,234	10,316

Total loans originated	190,279	225,402	208,494	121,477	70,356
Loans purchased	9,721	20,041	76,676	139,094	4,333
Loans sold	(27,382)	(79,097)	(28,469)	(21,786)	(635)
Loans transferred to REO	(2,707)	(2,119)	(2,312)	(1,603)	(948)
Loans to facilitate the sale of REO	(1,150)	(1,533)	(1,471)	(806)	(505)
Loan repayments	(171,226)	(182,495)	(194,449)	(121,571)	(55,989)
Other loan activity (net) (1)	(2,727)	722	236	154	95

Total loans receivable, net at end of year	$383,810	$389,002	$408,081	$349,376	$234,417

Mortgage-backed securities, net at beginning of year	$216,072	$104,835	$37,090	$86,930	$191,125
Purchases	105,054	239,594	106,121	400	—
Sales	(31,085)	(88)	(19,256)	(41,459)	(91,600)
Fair value adjustment	(1,922)	(1,024)	745	2,144	(2,005)
Repayments	(69,514)	(127,375)	(20,183)	(11,194)	(10,831)
Discount amortization	(138)	130	318	269	241

Mortgage-backed and related securities, net at end of year	$218,467	$216,072	$104,835	$37,090	$86,930

Total loans receivable, net, and mortage-backed and related securities, net, at end of year	$602,277	$605,074	$512,916	$386,466	$321,347

(1)	Includes provisions for loan losses and amortization of deferred loan fees.

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

Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. These “loss” assets are charged against the allowance for loan losses in the period management believes the uncollectibility of a loan balance is confirmed. The amount by which loan principal for classified, asset-based loans exceeds the estimated value of the collateral on the loan is also considered by the Company a loss asset and afforded the same accounting treatment as other loss assets. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal regulators, who can order the establishment of additional general or specific loss allowances.

The following table sets forth the aggregate amount of the Bank’s classified assets at the dates indicated.

	At September 30
	2004	2003	2002	2001	2000
	(In Thousands)
Substandard assets	$7,826	$8,150	$4,166	$5,435	$2,093
Doubtful assets	600	915	—	597	359

Total classified assets	$8,426	$9,065	$4,166	$6,032	$2,452

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

During the fiscal years ended September 30, 2004, 2003, 2002, 2001, and 2000, the Bank added $3,900,000, $2,595,000, $900,000, $200,000, and $120,000, respectively, to its allowance for loan losses. The Bank’s allowance for loan losses totaled $3.8 million, or 1.0% of total loans, $4.1 million, or 1.0% of total loans, $3.2 million, or 0.8% of total loans, $2.5 million, or 0.7% of total loans, and $1.7 million, or 0.7% of total loans, at September 30, 2004, 2003, 2002, 2001, and 2000, respectively. Net charge offs totaled $4.2 million or 1.1% of total loans, $2.1 million or 0.5% of total loans, $1.1 million or 0.3% of total loans, $0.9 million or 0.3% of total loans, and $0.05 million or 0.02% of total loans for the years ended September 30, 2004, 2003, 2002, 2001, and 2000, respectively. Total nonperforming loans decreased $0.9 million to $4.7 million at September 30, 2004 from $5.6 million at September 30, 2003, compared to the increase of $2.4 in 2003 from $3.2 million at September 30, 2002. Based on presently available information, management believes that the current allowance for loan losses is adequate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the last three fiscal years, the Company has completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $4.7 million in nonperforming loans as of September 30, 2004, $1.6 million, or 34.0% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $1.0 million due to the acquisitions. We believe that the increase in non-performing commercial loans was a result of a lower quality of underwriting and collection efforts at the acquired institutions prior to the Company’s acquisition of the institutions compared to the Company’s underwriting and collection efforts. Approximately $2.0 million of loan loss allowance on the loans was transferred with these bank acquisitions. Total charge offs for fiscal years 2001 – 2004 total $9.4 million with $4.2 million in charge offs recorded in connection with the loans acquired in these acquisitions.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due decreased $0.9 million or 16.1% from September 30, 2003 to September 30, 2004 to $4.7 million from $5.6 million. The interest income not recognized by the Company on the non-accrual loans was $0.5 million, $0.4 million, $0.3 million, $0.4 million, and $0.1 million, for the years ended September 30, 2004, 2003, 2002, 2001, and 2000, respectively. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Bank at the dates indicated.

	At September 30
	2004	2003	2002	2001	2000
	(Dollars In Thousands)
Nonperforming loans:
Single-family residential real estate	$1,540	$2,383	$1,744	$1,883	$1,477
All other real estate loans	2,740	1,985	546	2,988	485
Other loans	386	1,242	893	1,454	54

Total delinquent loans	4,666	5,610	3,183	6,325	2,016
Total real estate owned	684	876	1,707	1,342	646

Total nonperforming assets	$5,350	$6,486	$4,890	$7,667	$2,662

Total loans delinquent 90 days or more to net loans receivable	1.22%	1.44%	0.78%	1.81%	0.86%
Total loans delinquent 90 days or more to total assets	0.65%	0.74%	0.52%	1.30%	0.50%
Total nonperforming loans and REO to total assets	0.74%	0.85%	0.80%	1.58%	0.66%

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

Non-homogeneous loans are those loans that can be included in a particular loan type, such as commercial loans and multi-family and commercial first mortgage loans, but which differ in other characteristics to the extent that valuation on a pool basis is not valid. After segregating specific, poorly performing loans and applying the methodology as noted in the preceding paragraph for such specific loans, the remaining loans are evaluated based on payment experience, known difficulties in the borrower’s business or geographic area, loss experience, inherent risks and other factors usually beyond the control of the Company. These loans are then graded and a factor, based on experience, is applied to estimate the probable loss.

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

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30
	2004	2003	2002	2001	2000
	(Dollars In Thousands)
Total loans outstanding	$390,731	$396,710	$415,738	$352,620	$237,708
Average net loans outstanding	388,679	391,588	353,585	265,182	224,751
Allowance balances (at beginning of year)	4,068	3,205	2,542	1,682	1,612
Provision for losses:	3,900	2,595	900	200	120
Balance transferred at acquisition*	0	355	836	1,595	—
Charge-offs:
Single Family	(601)	(397)	(239)	(237)	(31)
Agriculture	(87)	(129)	—	(2)	(3)
Commercial real estate	(858)	(211)	(32)	(221)	—
Commercial business	(2,418)	(378)	(692)	(385)	—
Other	(681)	(1,089)	(174)	(103)	(24)
Recoveries:
Single Family	6	6	1	2	4
Agriculture	17	—	—	—	—
Commercial real estate	104	27	6	2	—
Commercial business	189	—	5	—	—
Other	126	84	52	9	4

Allowance balance (at end of year)	$3,765	$4,068	$3,205	$2,542	$1,682

Allowance for loan losses as a percent of total loans receivable at end of year	0.96%	1.03%	0.77%	0.72%	0.71%
Net loans charged off as a percent of average net loans outstanding	1.20%	0.56%	0.32%	0.36%	0.03%
Ratio of allowance for loan losses to total nonperforming loans at end of year	80.69%	72.51%	100.69%	40.19%	83.43%
Ratio of allowance for loan losses to total nonperforming loans and REO at end of year	70.37%	62.72%	65.54%	33.16%	63.19%

*	Marked Tree Bancshares in 2003, People’s Bank and North Arkansas Bancshares in 2002, and First Community Bank in 2001

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

	At September 30
	2004		2003		2002		2001		2000
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Single Family	$601	31.5%	$705	33.8%	$1,445	45.1%	$1,279	50.3%	$1,252	74.4%
Multi Family	34	0.6	20	0.4	10	0.3	5	0.2	8	0.5
Agriculture real estate	493	4.7	395	5.3	135	4.2	104	4.1	52	3.1
Commercial real estate	1,435	35.2	1,606	29.2	718	22.4	534	21.0	185	11.0
Commercial business	977	14.9	1,108	17.4	506	25.8	582	22.9	89	5.3
Other Loans	225	13.1	234	13.9	391	12.2	38	1.5	96	5.7

Total allowance for loan losses	$3,765	100.0%	$4,068	100.0%	$3,205	100.0%	$2,542	100.0%	$1,682	100.0%

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

Set forth below is selected data relating to the composition of the Bank’s mortgage-backed securities portfolio as of the dates indicated.

	At September 30
	2004		2003		2002		2001		2000
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage-backed securities:
Adjustable	$12,180	5.6%	$15,179	7.0%	$14,075	13.4%	$796	2.1%	$40,969	47.1%
Fixed	206,287	94.4%	200,893	93.0%	90,760	86.6%	36,294	97.9%	45,961	52.9%

Total mortage-backed securities, net	$218,467	100%	$216,072	100%	$104,835	100%	$37,090	100%	$86,930	100%

At September 30, 2004, mortgage-backed securities aggregated $218.4 million, or 30.35% of the Bank’s total assets. At September 30, 2004, $159.1 million of the Bank’s mortgage-backed securities were classified as available-for-sale, and $59.3 million of the Bank’s mortgage-backed securities were classified as held-to-maturity.

Other Investment Securities. The Bank’s investment portfolio, excluding mortgage-backed securities, FHLB stock, and trading securities, consists of obligations of the United States Government treasuries and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. The carrying value of this portion of the Bank’s investment portfolio totaled $28.4 million, $82.9 million, $20.6 million, $39.4 million, and $40.6 million at September 30, 2004, 2003, 2002, 2001, and 2000, respectively. At September 30, 2004, $1.6 million of the Bank’s investment securities, excluding mortgage-backed securities, had a remaining term to maturity of one year or less, and $3.4 million had a remaining term to maturity of five years or less. During the year ended September 30, 2004, the Company analyzed the classification of securities and subsequently transferred $86.1 million of securities from available-for-sale to held-to-maturity.

The following table sets forth the composition of the Bank’s investments as of the dates indicated.

	At September 30
	2004	2003	2002	2001	2000
	(Dollars In Thousands)
Investment securities:
Mortgage-backed securities	$218,467	$216,072	$104,835	$37,090	$86,930
Corporate bonds	—	14,269	3,814	2,014	—
U.S. Government treasury obligations	—	4,171	—	1,951	—
U.S. Government agency obligations	4,442	39,105	3,648	13,803	27,095
Trust preferred securities	—	—	—	4,040	4,000
Municipal bonds	22,934	24,351	13,167	12,537	9,466
Equity securities	—	—	—	5,040	1,127
Mutual fund	990	1,005	—	—	—

Total investment securities	246,833	298,973	125,464	76,475	128,618
FHLB stock	7,926	5,584	2,126	3,787	5,988

Total investments	$254,759	$304,557	$127,590	$80,262	$134,606

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

Investment Portfolio Maturities The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s investment securities at September 30, 2004.

	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Market Value	Average Life in Years
	(Dollars In Thousands)
Investment securities:
U.S. Government Agency Securities	$—	0.00%	$501	3.81%	$—	0.00%	$3,941	3.88%	$4,442	$4,397	6.93
State and municipal obligations (1)	652	2.69%	2,953	3.23%	8,503	4.15%	10,826	4.70%	22,934	23,480	3.52
Corporate Bonds	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	—	0.00
CMOs (2)	—	0.00%	—	0.00%	—	0.00%	38,042	4.13%	38,042	37,342	2.22
Mortgage-backed securities	—	0.00%	—	0.00%	114,412	3.95%	66,013	4.59%	180,425	180,006	4.84
Mutual Fund	990	3.55%	—	0.00%	—	0.00%	0	0.00%	990	990	8.04

Total investment securities	1,642	3.21%	3,454	3.32%	122,915	3.97%	118,822	4.43%	246,833	246,215

FHLB stock									7,926	7,926
Accrued interest on investments									1,125	1,125

Total investment securities, including accrued interest									$255,884	$255,266

(1)	The yield on these tax-exempt obligations has not been compiled on a tax-equivalent basis.

(2)	The average life in years is based on actual stated maturities; however, management anticipates a shorter life on these securities.

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

Time Deposit Rates. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

	At September 30
	2004	2003	2002	2001	2000
	(In thousands)
Rate
0.00-1.99%	$63,971	$57,083	$12,997	$2,167	$28
2.00-2.99%	105,611	35,416	95,895	683	—
3.00-3.99%	38,744	130,930	126,881	32,369	—
4.00-5.99%	28,429	47,239	85,244	154,585	34,126
6.00-7.99%	2,482	4,013	11,165	43,252	128,051
8.00-9.99%	224	223	225	225	—

Total	$239,461	$274,904	$332,407	$233,281	$162,205

Time Deposit Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2004.

	Maturity
	3 months or less	3 to 6 months	6 to 12 months	Over 12 months	Total
	(In thousands)
Certificate of Deposit less than $100,000	$30,153	$30,398	$55,986	$36,373	$152,910
Certificate of Deposit greater than or equal to $100,000	11,433	11,347	32,572	31,199	$86,551

Total Certificates of Deposit	41,586	41,745	88,558	67,572	239,461

Borrowings

Deposits of the Bank are a significant source of funds as is short term and long term advances from the FHLB. FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 2004, the Bank’s FHLB advances totaled $153.9 million.

The following table sets forth certain information regarding borrowings by the Bank during the years ended September 30:

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(Dollars In Thousands)
Weighted average rate paid on: (1)
FHLB advances	2.56%	3.13%	3.70%	5.66%	5.78%
Other borrowings (2)	5.25%	5.25%	0.00%	5.38%	5.62%

FHLB advances:
Maximum balance	$159,337	$110,184	$73,316	$112,125	$185,535
Average balance	$123,107	$33,651	$36,713	$82,915	$145,312
Other borrowings: (2)
Maximum balance	$671	$284	$350	$2,650	$2,465
Average balance	$336	$284	$—	$1,598	$1,901

(1)	Calculated using monthly weighted average interest rates.

(2)	Includes securities sold under agreements to repurchase and a loan assumed with the acquisition of Marked Tree Bancshares, Inc in 2003. Other borrowings, as of September 30, 2003 are included in accrued expenses and other liabilities in the consolidated statement of financial condition.

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

For the year ended September 30, 2004, 2003, 2002 and 2001, interest expense incurred on the trust preferred securities totaled $1,286,688, $1,292,519, $1,248,692 and $388,490, respectively. Such interest expense is shown under interest expense as a separate line item, in the consolidated statements of income and comprehensive income.

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

As a federally chartered, SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Registrant also is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and certain other matters. The OTS regularly examines the Registrant and the Bank and prepares a report for the consideration of the Bank’s Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents

Regulatory Capital Requirements. The Company is not currently subject to any regulatory capital requirements, but its subsidiary federal savings association is subject to various capital requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders’ equity including retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the accumulated unrealized gains or losses on available-for-sale securities determined in accordance with SFAS No. 115 are excluded from the regulatory capital calculation. At September 30, 2004, the Bank had $8.8 million in goodwill and intangible assets and $0.26 million in accumulated unrealized gains on available-for-sale securities, which were excluded from the regulatory capital calculation.

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

Under the risk-based capital requirement, a savings association must maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2004, the Bank had no capital instruments that qualify as supplementary capital and $3.8 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

The OTS and the FDIC are authorized and under, certain circumstances required, to take certain actions against associations that fail to meet capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than 4% tier 1 risk-based capital, 3% leverage capital, or 8% total risk-based capital). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Registrant’s operations and profitability and the value of its common stock. If the OTS or the FDIC require an association such as the Bank, to raise additional capital through the issuance of Company common stock or other capital instruments, such issuance may result in the dilution in the percentage of ownership of those persons holding shares of common stock since the Registrant’s shareholders do not have preemptive rights.

As of September 30, 2004, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as well-capitalized.

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association’s business and liquid assets not exceeding 20% of total assets) in qualifying thrift investments on a monthly average for nine out of every twelve months on a rolling basis. At September 30, 2004, the Bank met the test.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank was examined for CRA compliance in June 2004 and received a rating of satisfactory.

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

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, or entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these person based, in part on the Bank’s capital position, and requires approval procedures to be followed. At September 30, 2004, the Bank was in compliance with these regulations.

The Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

Holding Company Regulation

The Company is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”), as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank is required to notify the OTS 30 days before declaring any dividend to the Company.

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

Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley Act of 1999, “GLB”, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

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

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, “SOA”. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the Securities and Exchange Commission. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

The SOA contains provisions which became effective upon enactment, and provisions which became effective from within 30 days to one year from enactment. The Securities and Exchange Commission has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Securities and Exchange Act.

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

Distributions. To the extent that (i) the Bank’s tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Bank makes “non-dividend distributions” to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s tax bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s tax bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank’s accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank’s capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See “Regulation - Limitations on Dividends and Capital Distributions” for limits on the payment of dividends of the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

The Company is a Delaware business corporation is required to file annual income tax returns and annual franchise tax returns in the states of Arkansas and Delaware. These taxes and fees are not expected to be material.

ITEM 2	PROPERTIES

The Bank conducts its business through its main office and 17 full-service branch offices located in nine counties in Northeast Arkansas. Each office is owned or leased by the Bank. The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 2004. The aggregate net book value of the Bank’s premises and equipment was $13.9 million at September 30, 2004.

Main Office:

1700 E. Highland

Jonesboro, Arkansas

(Opened 2001)

Branch Offices:

Pocahontas Branch

203 W. Broadway

Pocahontas, Arkansas

(Opened 1935)

Corning Branch

309 Missouri Drive

Corning, Arkansas

(Opened 1983)

Hardy Branch

101 W. Main Street

Hardy, Arkansas

(Opened 1998)

Paragould Wal-Mart Branch

2802 W. Kings Hwy

Paragould, Arkansas

(Opened 1999)

Swifton Branch

101 Main Street

Swifton, Arkansas

(Opened 2001)

Hoxie Branch

126 SW Texas

Hoxie, Arkansas

(Opened 2002)

Walnut Ridge Branch

120 W. Main Street

Walnut Ridge, Arkansas

(Opened 1968)

Highland Branch

1566 Highway 62

Hardy, Arkansas

(Opened 1983)

Pocahontas Branch

205 Rice Street

Pocahontas, Arkansas

(Opened 2001)

Jonesboro Branch

209 W. Washington.

Jonesboro, Arkansas

(Opened 2001)

Newport Branch

200 Olivia Drive

Newport, Arkansas

(Opened 2002)

Marked Tree Branch

210 Frisco Street

Marked Tree, Arkansas

(Opened 2003)

Jonesboro Branch

625 S.W. Drive

Jonesboro, Arkansas

(Opened 1976)

Lake City Branch

100 Colbean Blvd

Lake City, Arkansas

(Opened 1998)

Pocahontas Wal-Mart Branch

Hwy 67 South

Pocahontas, Arkansas

(Opened 1998)

Tuckerman Branch

106 E. Main Street

Tuckerman, Arkansas

(Opened 2001)

Imboden Branch

201 E 3rd Street

Imboden, AR

(Opened 2002)

ITEM 3	LEGAL PROCEEDINGS

The Company currently is not involved in any legal proceedings. There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2004 to a vote of security holders.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Page 4 of the Annual Report to Stockholders is herein incorporated by reference.

ITEM 6	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Pages 1 through 3 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 5 through 13 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Page 13 of the Annual Report to Stockholders is herein incorporated by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 15 through 40 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pages 4 and 5 of the Proxy Statement are herein incorporated by reference.

Audit Committee Financial Expert

The Company’s Board of Directors has appointed Marcus Van Camp as the audit committee financial expert serving on the Company’s Audit Committee. The Company believes Mr. Van Camp satisfies the current requirements for an audit committee financial expert as well as other criteria that the Company believes are important for the financial expert to make a meaningful contribution to the deliberations of the Board of Directors as a whole.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Committee is composed of Directors Marcus Van Camp, Robert Rainwater, N. Ray Campbell, and A. J. Baltz, Jr.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company has included the Code of Ethics as Exhibit 14 to this Form 10K.

ITEM 11	EXECUTIVE COMPENSATION

Page 9 of the Proxy Statement is herein incorporated by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pages 2 and 3 of the Proxy Statement are herein incorporated by reference.

Equity-Based Compensation Plans

The Company has adopted three equity-based compensation plans: the 1994 Stock Option Plan, the 1998 Stock Option Plan and the 1998 Recognition and Retention Plan. All three equity-based compensation plans have been approved by stockholders of the Company.

Set forth below is certain information as of September 30, 2004 regarding equity-based compensation plans for directors and executive officers of the Company, all of which have been approved by stockholders. The Company maintains no equity compensation plans that have not been approved by stockholders.

Plan	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of Securities remaining available for Issuance under plan
1994 Stock Option Plan	—	—	4,274
1998 Stock Option Plan	174,000	9.00	23,075
1998 Recognition and Retention Plan	—	—	35,707

Total	174,000	9.00	63,056

ITEM 13	CERTAIN TRANSACTIONS

Page 18 of the Proxy Statement is herein incorporated by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pages 18 and 19 of the Proxy Statement are herein incorporated by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The Company’s Consolidated Financial Statements contained in the Annual Report to Stockholders, including the Notes thereto and the Independent Auditor’s Report thereon, are incorporated herein by this reference. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Sequential Page Reference to Prior Filing or Exhibit Number Attached Hereto	Number Where Attached Exhibits Are Located in This Form 10-K Report
2	Plan of Reorganization	Footnote (1)	Not Applicable

3(a)	Articles of Incorporation	Footnote (2)	Not Applicable

3(b)	Bylaws	Footnote (3)	Not Applicable

4	Instruments defining the rights of security holders, including debentures	Footnote (4)	Not Applicable

9	Voting trust agreement	None	Not Applicable

10(a)	Employment Agreement between First Community Bank and Dwayne Powell.	Footnote (5)	Not Applicable

10(b)	Stock Option Plan	Footnote (6)	Not Applicable

10(c)	Amended 401(k) Savings and Employee Stock Ownership Plan.	Footnote (7)	Not Applicable

10(d)	Restated Supplemental Retirement Income Agreement for Dwayne Powell	Footnote (8)	Not Applicable

10(e)	Amended and Restated Stock Option Plan	Footnote (9)	Not Applicable

10(f)	Agreement with Ralph P. Baltz amending his Director Supplemental Retirement Income Agreement.	Footnote (10)	Not Applicable

10(g)	Agreement with Dwayne Powell amending his Director Supplemental Retirement Income Agreement	Footnote (11)	Not Applicable

11	Statement re: computation of per share earnings	Not Required	Not Applicable

12	Statement re: computation of ratios	Not Required	Not Applicable

13	Annual Report to Stockholders	13	Page 29

14	Code of Ethics	14	Page 71

16	Letter re: change in certifying accountants	None	Not Applicable

18	Letter re: change in accounting principles	None	Not Applicable

19	Previously unfilled documents	None	Not Applicable

21	Subsidiaries of Registrant	21	Page 72

22	Published report regarding matters submitted to vote of security holders	None	Not Applicable

23	Consent of Experts and Counsel	23.1	Page 73

24	Power of Attorney	None	Not Applicable

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	Page 74

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	Page 75

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1	Page 76

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2	Page 77

1)	Incorporated by reference from Exhibit 2 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

2)	Incorporated by reference from Exhibit 3.1 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

3)	Incorporated by reference from Exhibit 3.2 of the Forms S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

4)	Incorporated by reference from Exhibit 4 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

5)	Incorporated by reference from Exhibit 10.3 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

6)	Incorporated by reference from Exhibit A to the proxy statement dated September 16, 1998 for the Annual Meeting of Stockholders held on October 23, 1998.

7)	Incorporated by reference from Exhibit 10(e) of the S-4 Registration Statement, filed on January 31, 2003, Registration No. 333-102880.

8)	Incorporated by reference from Exhibit 10.6 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

9)	Incorporated by reference from Exhibit 10(g) of the S-4 Registration Statement, filed on March 29, 2002, Registration No. 333-85222.

10)	Incorporated by reference from Exhibit 10(i) of the S-4 Registration Statement, filed on March 29, 2002, Registration No. 333-85222.

11)	Incorporated by reference from Exhibit 10(j) of the S-4 Registration Statement, filed on March 29, 2002, Registration No. 333-85222.

(b) Reports on Form 8-K:

On August 3, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 9 “Regulation FD Disclosure” that the Company had released earnings for the three and nine month periods ended on June 30, 2004. Financial statements were filed as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: December 29, 2004	By:	/s/ Dwayne Powell
Dwayne Powell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Powell	By:	/s/ Terry Prichard
	Dwayne Powell		Terry Prichard
	President, Chief Executive Officer, Director (Principal Executive Officer)		Executive Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)

Date: December 29, 2004		Date: December 29, 2004

By:	/s/ Ralph P. Baltz	By:	/s/ James Edington
	Ralph P. Baltz		James Edington
	Chairman of the Board and Director		Director and Secretary

Date: December 29, 2004		Date: December 29, 2004

By:	/s/ A.J. Baltz, Jr.	By:	/s/ Marcus Van Camp
	A.J. Baltz. Jr.		Marcus Van Camp
	Director		Director

Date: December 29, 2004		Date: December 29, 2004

By:	/s/ N. Ray Campbell	By:	/s/ Robert Rainwater
	N. Ray Campbell		Robert Rainwater
	Director		Director

Date: December 29, 2004		Date: December 29, 2004

By:	/s/ Lindley Smith
Lindley Smith
Director

Date: December 29, 2004