Form 10-Q
period 2004-12-31
POCAHONTAS BANCORP INC
filed 2005-02-14
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

There were 4,641,717 shares of Common Stock ($0.01 par value) issued and outstanding as of February 10, 2005.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	December 31, 2004	September 30, 2004
ASSETS
Cash	$33,963,056	$35,218,491
Cash surrender value of life insurance	7,778,187	7,684,251
Securities held-to-maturity, at cost	107,074,677	86,200,660
Securities available-for-sale, at fair value	171,828,104	160,633,022
Trading securities, at fair value	2,348,051	1,982,365
Loans receivable, net	365,068,610	382,316,096
Loans receivable, held for sale	1,048,200	1,494,200
Accrued interest receivable	3,874,842	4,196,103
Premises and equipment, net	15,348,762	13,762,438
Federal Home Loan Bank stock, at cost	7,974,600	7,925,900
Goodwill	8,847,572	8,847,572
Core deposit premiums	6,053,222	6,296,523
Other assets	3,302,977	3,350,292

TOTAL ASSETS	$734,510,860	$719,907,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$504,864,692	$491,078,533
Federal Home Loan Bank advances	153,835,416	153,896,869
Deferred compensation	2,375,555	2,430,094
Accrued expenses and other liabilities	3,205,435	3,059,676
Trust preferred securities	16,947,108	16,941,917

Total liabilities	681,228,206	667,407,089

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value, 8,000,000 shares authorized; 7,602,492 shares issued and 4,641,717 shares outstanding at December 31, 2004 and September 30, 2004, respectively	76,024	76,024
Additional paid-in capital	57,447,655	57,447,655
Unearned ESOP shares	(2,435,931)	(2,116,198)
Accumulated other comprehensive loss, net	(361,562)	(717,085)
Retained earnings	22,959,012	22,212,972

	77,685,198	76,903,368

Treasury stock at cost, 2,960,775 shares, at December 31, 2004 and September 30, 2004	(24,402,544)	(24,402,544)

Total stockholders’ equity	53,282,654	52,500,824

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$734,510,860	$719,907,913

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended December 31
	2004	2003
INTEREST INCOME:
Loans receivable	$5,792,124	$6,213,706
Investment securities	2,985,994	3,239,810

Total interest income	8,778,118	9,453,516
INTEREST EXPENSE:
Deposits	2,795,804	3,442,901
Borrowed funds	1,273,509	718,044
Trust preferred securities	341,398	314,194

Total interest expense	4,410,711	4,475,139
NET INTEREST INCOME	4,367,407	4,978,377
PROVISION FOR LOAN LOSSES	125,000	150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,242,407	4,828,377

OTHER INCOME:
Fees and service charges	793,704	790,522
Gain on sale of loans	273,429	350,081
Loss on sale of securities, net	—	(12,923)
Trading gains, net	362,128	153,222
Other	121,527	92,264

Total other income	1,550,788	1,373,166

OPERATING EXPENSE:
Compensation and benefits	2,369,650	2,412,014
Occupancy and equipment	668,533	728,758
Insurance premiums	90,459	70,386
Professional fees	256,757	228,439
Data processing	148,212	166,493
Advertising and donations	166,744	70,366
Office supplies	52,755	69,875
REO and other repossessed assets	27,535	64,791
Other	319,272	320,995

Total operating expense	4,099,917	4,132,117

INCOME BEFORE INCOME TAXES	1,693,278	2,069,426
INCOME TAXES	575,900	703,931

NET INCOME	$1,117,378	$1,365,495

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended December 31
	2004	2003
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain (loss) on securities available for-sale arising during the period	$355,523	$(688,160)

Reclassification adjustment for losses included in net income	$—	$8,529

Other comprehensive income (loss)	$355,523	$(679,631)

COMPREHENSIVE INCOME	$1,472,901	$685,864

EARNINGS PER SHARE:
Basic earnings per share	$0.25	$0.30

Diluted earnings per share	$0.24	$0.30

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income(loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
BALANCE, OCTOBER 1, 2004	7,602,492	$76,024	$57,447,655	$(2,116,198)	$(717,085)	$22,212,972	2,960,775	$(24,402,544)	$52,500,824

Purchase of stock with ESOP loan				(319,733)					(319,733)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax					262,074				262,074
Amortization of loss for securities transferred to HTM					93,449		—	—	93,449
Net income						1,117,378			1,117,378
Dividends	—	—	—	—	—	(371,338)	—	—	(371,338)

BALANCE, DECEMBER 31, 2004	7,602,492	$76,024	$57,447,655	$(2,435,931)	$(361,562)	$22,959,012	2,960,775	$(24,402,544)	$53,282,654

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Months ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$1,117,378	$1,365,495
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	125,000	150,000
Depreciation of premises and equipment	311,077	349,543
Amortization of deferred loan fees	(23,567)	(14,919)
Amortization of premiums and discounts, net	37,443	11,692
Amortization of core deposit premium	243,301	247,856
Origination of loans held for sale	(14,664,565)	(16,851,006)
Proceeds from sale of loans held for sale	15,110,565	18,988,669
Net gains on sales of loans	(273,429)	(350,081)
Net losses on sales of investment securities	—	12,923
Increase in cash surrender value of life insurance policies	(93,936)	(79,201)
Changes in operating assets and liabilities, net of effects of acquired companies:
Trading securities	(365,686)	(159,958)
Accrued interest receivable	321,261	830,822
Other assets	(301,007)	(691,234)
Deferred compensation	(54,539)	(197,171)
Accrued expenses and other liabilities	145,759	(517,988)

Net cash provided by operating activities	1,635,055	3,095,442

INVESTING ACTIVITIES:
Purchases of securities available-for-sale	(42,714,327)	(12,355,261)
Proceeds from sale of securities available-for-sale	—	12,699,332
Proceeds from maturities, calls and principal prepayment of investment securities	10,968,501	18,755,190
Net increase in FHLB Bank stock	(48,700)	(61,600)
Net (increase) decrease in loans	17,419,482	(7,145,030)
Proceeds from sale of REO	348,321	436,403
Proceeds from sale of assets	681	6,048
Purchases of premises and equipment	(1,898,083)	(167,641)

Net cash provided (used) by investing activities	(15,924,125)	12,167,441

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Months ended December 31,
	2004	2003
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$13,786,159	$(14,726,868)
Net decrease in FHLB advances	(61,453)	(2,247,859)
Purchase of stock with ESOP loan	(319,733)	(270,742)
Dividends paid	(371,338)	(363,983)

Net cash provided (used) by financing activities	13,033,635	(17,609,452)

NET DECREASE IN CASH	(1,255,435)	(2,346,569)

CASH AT BEGINNING OF PERIOD	35,218,491	22,020,489

CASH AT END OF PERIOD	$33,963,056	$19,673,920

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated statement of financial condition information at September 30, 2004 was derived from the audited balance sheet of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2004. The condensed consolidated financial statements at and for the three-months ended December 31, 2004 and 2003 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the Untied States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three-months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2004. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, First Community Bank (the “Bank”); as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Compensation - The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors with strike prices at or above the market value of the stock at the date of grant. Had compensation cost for these options been determined at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three-months ended December 31, 2004 and 2003, would have been as follows:

	Three-Months Ended December 31,
	2004	2003
	(in thousands)
Net income, as reported	$1,117	$1,365
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	—	(12)

Pro forma net income	$1,117	$1,353

Earnings per share:
Basic - as reported	$0.25	$0.30
Basic - pro forma	$0.25	$0.30
Diluted - as reported	$0.24	$0.30
Diluted - pro forma	$0.24	$0.30

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

Recently Adopted or Issued Accounting Standards – Management of the Company is considering the impact of Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. If the investor does not have the intent and ability to hold the investment until a forecasted recovery, then an other-than-temporary impairment must be recorded. The consensus by the EITF is effective for periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-1 has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EIFP Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’,” posted September 30, 2004. This delay does not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of the delay, an entity holding investments should continue to apply relevant “other-than-temporary” guidance. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’” Management has determined that the impact of EITF 03-1 was not material at December 31, 2004, but is continuing to evaluate the possible future impact on the Company’s consolidated financial statements.

In December 2004 the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

Reclassifications – Certain amounts for the three-month period ended December 31, 2003 have been reclassified to conform to the presentation for the three-month period ended December 31, 2004.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three-Months Ended
	December 31, 2004	December 31, 2003
Total weighted average basic shares outstanding	4,512,059	4,504,991
Add dilutive effect of unexercised options	84,315	105,492

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,596,374	4,610,483

3.	DECLARATION OF DIVIDENDS

On November 17, 2004, the Board of Directors declared an $0.08 per share quarterly cash dividend for holders of record December 15, 2004. The dividend was paid January 3, 2005.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of December 31, 2004, 174,000 options were outstanding and exercisable.

NARK Stock Option Plan – During the year ended September 30, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc. The Company assumed 30,970 in stock options granted to employees and directors of North Arkansas Bancshares, Inc. related to such acquisition. All options granted to non-employee directors shall expire one year after the non-employee director ceases to maintain continuous service. On December 31, 2004, 16,831 options were outstanding.

5.	GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual impairment test as of April 1, 2004 and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2005.

As of December 31, 2004 the Company had total core deposit premiums of $6,053,222, net of accumulated amortization of $3,536,985. Core deposit premiums are estimated to have a useful life of 10 years. The Company has no identifiable intangible assets with indefinite useful lives.

Total amortization expense for core deposit premiums was approximately $243,301 for the three-month period ended December 31, 2004. Amortization expense for the net carrying amount of core deposit premiums at December 31, 2004, is estimated to be as follows (in thousands):

Nine-months ending September 30, 2005	$730
Year ending September 30, 2006	973
Year ending September 30, 2007	973
Year ending September 30, 2008	839
Year ending September 30, 2009	794
After September 30, 2009	1,744

Total	$6,053

6.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

7.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three-Months Ended
	December 31, 2004	December 31, 2003
Balance at beginning of the period	$3,765	$4,068
Provision for losses	125	150
Charge-offs	(386)	(512)
Recoveries	162	151

Balance at end of the period	$3,666	$3,857

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. During the quarter ended December 31, 2004, the ESOP established a new $3.09 million line of credit with the Company. The loan proceeds were used to payoff the $0.29 million balance of the loan established during fiscal 2003 and the $1.80 million balance of the loan established during fiscal 2004. The remaining $1.00 million is to be used to purchase additional shares of Company stock on or before December 31, 2005. The loan is collateralized by shares that are purchased with the proceeds of the loan. As of December 31, 2004, the ESOP owed $2.41 million on the line of credit and had $0.68 million available to purchase additional shares. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three-month periods ended December 31, 2004 and 2003, and stockholders’ equity for the three-month period ended December 31, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 22, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2004, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas

February 10, 2005

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

Overview - The Company is a savings and loan holding company headquartered in Jonesboro, Arkansas. The Company has no substantial operations other than serving as the holding company of its wholly owned subsidiary, First Community Bank (the “Bank”).

The Bank is a community-oriented federally chartered savings and loan association regulated by the Office of Thrift Supervision (OTS). The Bank has a total of 18 locations concentrated in the Northeast Arkansas counties of Craighead, Clay, Green, Jackson, Lawrence, Poinsett, Randolph and Sharp. Southern Mortgage Company, a mortgage company located in Tulsa, Oklahoma, is a wholly owned subsidiary of the Bank.

Our primary business consists of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate loans and invest in securities. Mortgage loans consist primarily of single family residential and commercial real estate located in the Company’s primary market areas. In addition to mortgage loans the Company uses funds to originate construction, consumer and commercial business loans and to purchase investment securities.

The Company is moving forward with many strategic initiatives this fiscal year. The Company is constructing two new branch locations in northeast Arkansas (one in Jonesboro and the other in Paragould). A new mall is scheduled to open in Jonesboro and we expect to open a location there. We are also expanding our operations in Tulsa, Oklahoma, having purchased a building there during the quarter ended December 31, 2004. The Tulsa branch is scheduled to open during the spring of 2005 and will offer full service to our customers there.

First Quarter Highlights - Net income was $1.12 million for the quarter ended December 31, 2004, compared to net income of $1.37 million for the quarter ended December 31, 2003, a decrease of $0.25 million or 18.2%. Basic earnings per share was $0.25 and diluted earnings per share was $0.24 for the quarter ended December 31, 2004, compared to basic and diluted earnings per share of $0.30 for the same period last year.

The decrease in net income for the quarter ended December 31, 2004 was primarily due to the decrease in net interest income which was partially offset by a $0.21 million increase in trading gains on our trading securities portfolio. Net interest income before provision for loan loss for the quarter ended December 31, 2004 decreased 12.3% to $4.37 million compared to $4.98 million for the quarter ended December 31, 2003. The Company’s net interest rate spread was 2.87% for the quarter ended December 31, 2004 compared to 3.02% for the quarter ended December 31, 2003. Net interest margin was 2.72% for the quarter ended December 31, 2004 compared to 2.94% for the quarter ended December 31, 2003. The yield on average interest earning assets decreased 11 basis points and the cost on average interest bearing liabilities increased 4 basis points for the quarter ended December 31, 2004 when compared to the rates for the same period last year resulting in the decreased interest rate spread and net interest income for the quarter.

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

The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimate net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, different assumptions used in evaluating the adequacy of the allowance could result in material changes in the Company’s consolidated financial condition and results of operations. The Company’s policies and methodology for determining the allowance involve a high degree of complexity and require subjective judgments about uncertain matters.

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

Balance Sheet Analysis and Comparison of Results of Operations for the Three-Months Ended December 31, 2004 and September 30, 2004

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Financial Condition at December 31, 2004 and at September 30, 2004:

	Dec-31-2004	Sep-30-2004	Variance	% Change
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash	33,963	35,218	(1,255)	-3.6%
Cash surrender value of life insurance	7,778	7,684	94	1.2%
Securities held-to-maturity, at amortized cost	107,075	86,201	20,874	24.2%
Securities available-for-sale, at fair value	171,828	160,633	11,195	7.0%
Trading securities, at fair value	2,348	1,982	366	18.5%
Loans receivable, net	365,069	382,316	(17,247)	-4.5%
Loans receivable held for sale	1,048	1,494	(446)	-29.9%
Accrued interest receivable	3,875	4,196	(321)	-7.7%
Premises and equipment, net	15,349	13,762	1,587	11.5%
Federal Home Loan Bank Stock, at cost	7,974	7,926	48	0.6%
Goodwill	8,848	8,848	—	0.0%
Core deposit premiums, net	6,053	6,297	(244)	-3.9%
Other assets	3,303	3,351	(48)	-1.4%

TOTAL ASSETS	734,511	719,908	14,603	2.0%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	504,865	491,078	13,787	2.8%
Federal Home Loan Bank advances	153,835	153,897	(62)	0.0%
Deferred compensation	2,375	2,430	(55)	-2.3%
Accrued expenses and other liabilities	3,206	3,060	146	4.8%
Trust preferred securities	16,947	16,942	5	0.0%

Total liabilities	681,228	667,407	13,821	2.1%

STOCKHOLDERS’ EQUITY:
Common stock	76	76	—	0.0%
Additional paid-in capital	57,448	57,448	—	0.0%
Unearned ESOP Shares	(2,436)	(2,116)	(320)	15.1%
Accumulated other comprehensive loss	(361)	(717)	356	-49.7%
Retained earnings	22,959	22,213	746	3.4%

	77,686	76,904	782	1.0%
Less treasury stock, at cost	(24,403)	(24,403)	—	0.0%
Total stockholders’ equity	53,283	52,501	782	1.5%

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	734,511	719,908	14,603	2.0%

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Income for the three-months ended December 31, 2004 and 2003:

	Three-Months Ended December 31,		Variance	% Change
	2004	2003
	(amounts in thousands)
	(unaudited)
INTEREST INCOME:
Loans receivable	5,792	6,213	(421)	-6.8%
Investment securities	2,986	3,240	(254)	-7.8%

Total interest income	8,778	9,453	(675)	-7.1%

INTEREST EXPENSE:
Deposits	2,796	3,443	(647)	-18.8%
Borrowed funds	1,274	718	556	77.4%
Trust preferred securities	341	314	27	8.6%

Total interest expense	4,411	4,475	(64)	-1.4%

NET INTEREST INCOME	4,367	4,978	(611)	-12.3%

PROVISION FOR LOAN LOSSES	125	150	(25)	-16.7%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,242	4,828	(586)	-12.1%

OTHER INCOME:

Fees and service charges	794	791	3	0.4%
Gain on sale of loans	273	350	(77)	-22.0%
Loss on sale of securities	—	(13)	13	-100.0%
Trading gains, net	362	153	209	136.6%
Other	122	92	30	32.6%

Total other income	1,551	1,373	178	13.0%

OPERATING EXPENSE:
Compensation and benefits	2,370	2,412	(42)	-1.7%
Occupancy and equipment	669	729	(60)	-8.2%
Insurance premiums	90	70	20	28.6%
Professional fees	257	228	29	12.7%
Data processing	148	167	(19)	-11.4%
Advertising and donations	167	70	97	138.6%
Office supplies	53	70	(17)	-24.3%
REO and other repossessed assets	27	65	(38)	-58.5%
Other	319	321	(2)	-0.6%

Total operating expense	4,100	4,132	(32)	-0.8%

INCOME BEFORE INCOME TAXES	1,693	2,069	(376)	-18.2%

INCOME TAXES	576	704	(128)	-18.2%

NET INCOME	1,117	1,365	(248)	-18.2%

Investment Activities - The Company’s investment portfolio, FHLB stock and trading securities, consists of mortgage-backed securities, obligations of the United States Government treasuries and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. A majority of the Company’s investment portfolio, over 75%, is held in mortgage-backed securities; these securities are backed by pools of mortgages which can be composed of either fixed-rate mortgages or ARM loans. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure because mortgage-backed securities are more liquid than mortgage loans. In the current, ongoing, low interest rate environment, mortgages with higher interest rates are continuing to prepay resulting in large monthly principal payments on the Company’s mortgage-backed securities. At December 31, 2004, amortized cost and estimated fair value of the Company’s investment securities were as follows:

	Amortized Cost	Estimated Fair Value
Held-to-Maturity
US Government Agencies	$3,974,878	$3,917,928
Mortgage-Backed Securites	75,177,752	74,411,079
Municipal bonds	27,922,047	28,238,742

Total	$107,074,677	$106,567,749

Available-for-sale
Mortgage-Backed Securites	170,179,598	170,841,019
Mutual fund	1,000,000	987,085

Total	$171,179,598	$171,828,104

Changes in the composition of investment securities for the three-month period ended December 31, 2004, from September 30, 2004 were as follows:

	Carrying Value		Change
	December 31, 2004	September 30, 2004
Held-to-Maturity
US Government Agencies	$3,974,878	$3,940,795	$34,083
Mortgage-Backed Securites	75,177,752	59,325,377	15,852,375
Municipal bonds	27,922,047	22,934,488	4,987,559

Total	$107,074,677	$86,200,660	$20,874,017

Available-for-sale
US Government Agencies	$—	$501,487	$(501,487)
Mortgage-Backed Securites	170,841,019	159,141,683	11,699,336
Mutual fund	987,085	989,852	(2,767)

Total	$171,828,104	$160,633,022	$11,195,082

Investment balances have increased for the three-month period ended December 31, 2004, from September 30, 2004. This increase was primarily due to investment purchases of $42.71 million, offset by $10.58 million in principal payments and maturities, and $0.50 million in securities called. During the quarter ended December 31, 2004 the accumulated other comprehensive loss decreased to $0.36 million from $0.72 million at September 30, 2004. Accumulated other comprehensive loss is reported in the equity section of the financials and is considered a temporary impairment; the Company has the intent and ability to hold investments until the fair market value of the portfolio recovers.

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

As interest rates begin to stabilize, the Bank has seen a reduction in the demand for fixed rate mortgages during the three-month period ended December 31, 2004, compared to the three-month period ended December 31, 2003 which resulted in both lower service fee income and gains from sale of loans. During the three-month period ended December 31, 2004, the Company recognized a $0.27 million gain on the sale of $15.11 million of loans held for sale, compared to a $0.35 million gain on the sale of $18.99 million of loans held for sale during the three-month period ended December 31, 2003.

The Company’s net loan portfolio also includes commercial business loans (i.e., crop production, equipment and inventory loans), and other consumer loans, including loans secured by automobiles and deposit accounts. The composition of the Company’s loan portfolio began to change in 2001, due to acquisitions of other banking institutions, to include a larger percentage of commercial loans; the Company intends to continue to increase the commercial loan portfolio through originations. During the three-month period ended December 31, 2004, the Company’s loan portfolio decreased less than 5%.

Nonperforming Loans and Loan Loss Provisions - The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in the Company’s loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing allowances.

A provision of $0.13 million was made during the three-months ended December 31, 2004. The Company’s allowance for loan losses totaled $3.67 million, or 1.0% of total loans at December 31, 2004 compared to $3.77 million, or 1.0% of total loans, at September 30, 2004, a decrease of $0.10 million or 2.7%. Charge-offs, net of recoveries totaled $0.23 million, less than 0.1% of total loans, for the three-months ended December 31, 2004. Total nonperforming loans increased $0.22 million to $4.89 million at December 31, 2004 from $4.67 million at September 30, 2004. Based on presently available information, management believes that the current allowance for loan losses is appropriate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the 2001, 2002 and 2003 fiscal years, the Company completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $4.89 million in nonperforming loans as of December 31, 2004, $1.85 million, or 37.8% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $0.92 million due to the acquisitions. We believe that the increase in nonperforming commercial loans is a result of a lower quality of underwriting and collection efforts at the acquired institutions compared to the Company’s underwriting and collection efforts. Approximately $2.03 million of loan loss allowance on the commercial loans was transferred with these bank acquisitions. Additionally, $4.39 million in charge-offs have been recorded in connection with the loans acquired in these acquisitions since June 2001.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due increased $0.22 million or 4.7% to $4.89 million at December 31, 2004 from $4.67 million at September 30, 2004. The balance of interest income not recognized by the Company on the non-accrual loans was $0.56 million at December 31, 2004 compared to $0.49 million at September 30, 2004. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	December 31, 2004	September 30, 2004
	(Dollars in Thousands)
Nonperforming loans:
Single family	$2,161	$1,540
Agriculture real estate	671	1,014
Commercial real estate	1,686	1,726
Commercial non real estate	206	233
Other loans	165	153

Total nonperforming loans:	4,889	4,666
Total real estate owned and repossessed assets (1)	454	684

Total nonperforming assets	$5,343	$5,350

Total nonperforming loans to total loans receivable	1.32%	1.22%
Total nonperforming loans to total assets	0.67%	0.65%
Total nonperforming assets to total assets	0.73%	0.74%
Allowance to nonperforming loans	74.98%	80.69%
Allowance to total loans receivable	1.00%	0.98%

(1)	Net of valuation allowances

The Company determines the impairment of loans by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement as part of the quarterly review for determining necessary provisions and loan loss allowances. Impaired loans decreased $0.17 million or 2.0% to $8.26 million at December 31, 2004 from $8.43 million at September 30, 2004.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31, 2004	September 30, 2004
	(in thousands)
Impaired loans with a valuation allowance	$8,255	$8,426
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$8,255	$8,426

Valuation allowance related to impaired loans	$1,457	$1,474
Total non-accrual loans	$4,889	$4,666
Total loans past-due ninety days or more and still accruing	$101	$68

	Three-Months Ended December 31, 2004	Year Ended September 30, 2004
	(in thousands)
Average investment in impaired loans	$8,629	$8,562

Interest income recognized on impaired loans *	$75	$355

*	Interest income recognized on a cash basis on impaired loans is not significantly different from interest recognized on impaired loans above. No additional funds are committed to be advanced in connection with impaired loans.

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

	December 31, 2004	September 30, 2004	Change	% Change
	(amounts in thousands)
Checking Accounts	$214,621	$203,471	$11,150	5.48%
Passbook Savings Accounts	43,269	48,146	(4,877)	-10.13%
Certificate Accounts	246,975	239,461	7,514	3.14%

	$504,865	$491,078	$13,787	2.81%

The increase in deposits was distributed throughout the various types and terms of accounts offered. The cost on average demand deposits (checking and savings accounts) for the three-month period ended December 31, 2004 was 1.71%, up 5 basis points from 1.66% for the year ended September 30, 2004. The cost on average certificate accounts for the three-month period ended December 31, 2004 was 2.73%, down 4 basis points from 2.77% for the year ended September 30, 2004.

FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. The Company also relies upon FHLB advances as a source to fund assets. At December 31, 2004, FHLB advances totaled $153.84 million, with an average cost of 3.31% compared to $153.90 million, with an average cost of 3.05% at September 30, 2004. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Bank at December 31, 2004, estimates that an additional $88.89 million of funding is available from FHLB advances.

Accrued expenses and other liabilities - Accrued expenses and other liabilities includes items such as the Company’s accrual for income taxes, accounts payable, escrowed taxes and insurance and other miscellaneous obligations that may occur during the normal course of business. Accrued expenses and other liabilities increased $0.15 million or 4.9% during the three-month period ended December 31, 2004 to $3.21 million from $3.06 million at September 30, 2004.

Stockholders’ equity - The Company’s book value per share was $11.48 at December 31, 2004 compared to $11.31 at September 30, 2004. The Company’s average capital ratio, average capital to average assets, was 7.22% for the three-months ended December 31, 2004 compared to 7.11% for the year ended September 30, 2004. The increase in stockholders’ equity at December 31, 2004 compared to September 30, 2004, was primarily the result of net income for the period, the change in accumulated other comprehensive loss on securities and unearned ESOP shares.

Regulatory Capital - The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). As of December 31, 2004, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Tangible capital to tangible assets	46,770	6.54%	10,730	1.50%	N/A	N/A
Core capital to adjusted tangible assets	46,770	6.54%	28,612	4.00%	35,765	5.00%
Total capital to risk weighted assets	50,435	12.35%	32,663	8.00%	40,829	10.00%
Tier I capital to risk weighted assets	46,770	11.46%	16,332	4.00%	24,497	6.00%

Net interest income – The low interest rate environment has decreased the yield on average interest earning assets 11 basis points when comparing the three-month period ended December 31, 2004 to the three-month period ended December 31, 2003. The cost on the variable trust preferred liability has increased 63 basis points when comparing the three-month period ended December 31, 2004 to the three-month period ended December 31, 2003. This increase caused the cost on total interest bearing liabilities to increase 4 basis points. The Company’s net interest rate spread was 2.87% for the three-month period ended December 31, 2004 compared to 3.02% for the three-month period ended December 31, 2003. Net interest margin was 2.72% for the three-month period ended December 31, 2004 compared to 2.94% for the three-month period ended December 31, 2003.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the three-month period ended December 31, 2004, compared to the three-month period ended December 31, 2003.

Rate/Volume Analysis (in thousands)

Three-Month period ended December 31, 2005 vs. 2004

	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
Interest income:
Loan Receivable	$(1,468)	$(197)	$1,244	$(421)
Investment securities	(576)	(454)	776	(254)

Total interest earning assets	(2,044)	(651)	2,020	(675)
Interest expense:
Deposits	(1,843)	(819)	2,015	(647)
Borrowed funds	1,733	307	(1,484)	556
Trust Preferred	1	107	(81)	27

Total interest bearing liabilities	(109)	(405)	450	(64)

Net change in net interest income	$(1,935)	$(246)	$1,570	$(611)

The following tables summarize rates, yields and balances of average assets and liabilities for the periods indicated:

Average Balance Sheets (Dollars in Thousands)

	Three-Months Ended December 31, 2004			Year Ended September 30, 2004			Three-Months Ended December 31, 2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$370,856	$5,792	6.25%	$388,679	$23,998	6.17%	$394,165	$6,213	6.30%
Investment securities	270,999	2,986	4.41%	267,114	12,082	4.52%	283,603	3,240	4.57%

Total interest- earning assets	641,855	8,778	5.47%	655,793	36,080	5.50%	677,768	9,453	5.58%

Noninterest-earning cash	49,850			33,341			33,853
Other noninterest- earning assets	45,099			44,009			44,610

Total assets	736,804			733,143			756,231

Interest-bearing liabilities:
Demand deposits	$259,784	$1,111	1.71%	$287,682	$4,765	1.66%	$318,636	$1,472	1.85%
Time deposits	246,894	1,685	2.73%	247,504	6,855	2.77%	266,470	1,971	2.96%
Borrowed funds (3)	153,856	1,274	3.31%	123,107	3,751	3.05%	95,898	718	2.99%
Trust Preferred	16,945	341	8.05%	16,933	1,287	7.60%	16,925	314	7.42%

Total interest-bearing liabilities	677,479	4,411	2.60%	675,226	16,658	2.47%	697,929	4,475	2.56%

Noninterest-bearing liabilities (4)	6,102			5,793			6,334

Total liabilities	683,581			681,019			704,263

Stockholders’ equity	53,223			52,124			51,968

Total liabilities and stockholders’ equity	$736,804			$733,143			$756,231

Net interest income		$4,367			$19,422			$4,978

Net interest rate spread (5)			2.87%			3.04%			3.02%

Interest-earning assets and net interest margin (6)	$641,855		2.72%	$655,793		2.96%	$677,768		2.94%

Ratio of average interest-earning assets to average interest-bearing liabilities			94.74%			97.12%			97.11%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Other income - In addition to the decrease in gain on sale of loans, the decrease in loan originations caused a decrease in loan fees which was offset by an increase in fees and charges associated with the increase in deposits during the three-month period ended December 31, 2004 compared to the three-month period ended December 31, 2003, resulting in consistent income from fees and service charges. The increase in market value of the trading securities contributed a $0.21 million increase to other income for the three-month period ended December 31, 2004 compared to the same period last year.

Operating expense - The decrease in total operating expense was the result of management’s ongoing efforts to monitor expenses and increase efficiency. Advertising expenses during the three-month period ended December 31, 2004 increased as a result of the Company hiring an outside advertising firm instead of handling advertising internally during the three-month period ended December 31, 2003.

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

At December 31, 2004, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2004, the Company had no interests in non-consolidated special purpose entities. At December 31, 2004, commitments included:

Total approved loan origination commitments outstanding were $3.13 million, including $1.05 million in loans committed to sell.

Rate lock agreements with customers of $1.54 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $2.34 million.

Total unused lines of credit of $30.28 million.

Outstanding letters of credit of $0.63 million.

Total certificates of deposit scheduled to mature in one year or less of $173.40 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $1.05 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at December 31, 2004.

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

The Company may also have liabilities under certain contractual agreements contingent upon occurrence of certain events. The following table presents, as of December 31, 2004, the future payments on our significant contractual obligations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan rate lock agreements	$1,544	$1,544	$—	$—	$—
Operating lease obligations	526	116	231	142	37
Certificates of deposit maturities	246,975	173,398	46,426	27,151	—
FHLB advances maturities	153,835	23,277	114,042	10,170	6,346

Total off-balance sheet items	$402,880	$198,335	$160,699	$37,463	$6,383

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

Net Portfolio Value. The value of the Company’s loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio. The following table sets forth, quantitatively, as of September 30, 2004, the estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and a 100 basis point decrease in market interest rates. Due to the current low prevailing interest rate environment, the changes in NPV is not estimated for a decrease in interest rates of 200 or 300 basis points.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			Ratio	Change in NPV as a Percentage of Estimated Market Value of Assets
	Amount	$ Change	% Change
	(Dollars in Thousands)
+300	$49,510	$(26,034)	(34.0)%	7.12%	(3.19)%
+200	58,401	(17,143)	(23.0)%	8.25%	(2.06)%
+100	67,299	(8,244)	(11.0)%	9.33%	(0.97)%
0	75,544	—	0.0%	10.30%	0.00%
-100	80,450	4,906	6.0%	10.84%	0.54%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the three-month period ended December 31, 2004 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding. As reported in foot note eight of the Notes to Condensed Consolidated Financial Statements, the Company made a loan to the ESOP during the quarter ended December 31, 2004 to purchase an aggregate of up to $1 million of Company stock. The Employee Stock Ownership Plan, an affiliated purchaser, has made purchases of Company stock during the three-month period ended December 31, 2004 as shown in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month of October 2004	—	$0.00	N/A	$1.0 Million
Month of November 2004	6,700	$16.09	N/A	$0.9 Million
Month of December 2004	13,607	$15.57	N/A	$0.7 Million

Total	20,307	$15.74	N/A	$0.7 Million

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

Exhibit No. 31.1 – Certification of President and Chief Executive Officer.

Exhibit No. 31.2 – Certification of Chief Financial Officer

Exhibit No. 32.1 – Written Statement of President and Chief Executive Officer.

Exhibit No. 32.2 – Written Statement of Chief Financial Officer

(b) Reports -

On December 23, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed that the Company notified the Nasdaq Stock Market that the Company has become aware of the Company’s material non-compliance with the requirements of Nasdaq Rule 4350. The non-compliance related to a member of the Company’s Audit Committee failing to meet the criteria for independence set forth in Rule 10A-3(b)(i) under the Securities Exchange Act of 1934. The director has resigned from the Company’s Audit Committee. As a result of the resignation, the Company is in compliance with the Nasdaq’s corporate governance requirements, including the requirement that all Audit Committee members meet the criteria for independence as defined under Nasdaq Rule 4200(a)(15) and Rule 10A.

On December 28, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The report disclosed in Item 9 “Regulation FD Disclosure” that the Company had released earnings for the three and twelve-month periods ended on September 30, 2004. Financial statements were filed as an exhibit to the report.

On December 29, 2004, the Company filed with the Securities and Exchange Commission a Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934. The report included the Notice of Annual Stockholder Meeting which included the date and time of the annual meeting as well as the matters to be voted on by shareholders. No financial statements were required to be filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: February 11, 2005	/s/ Dwayne Powell
Dwayne Powell
President and Chief Executive Officer

Date: February 11, 2005	/s/ Terry Prichard
Terry Prichard
Chief Financial Officer