Form 10-Q
period 2005-03-31
POCAHONTAS BANCORP INC
filed 2005-05-13
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 4,641,717 shares of Common Stock ($0.01 par value) issued and outstanding as of April 25, 2005.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2005	September 30, 2004
ASSETS
Cash	$12,856,239	$35,218,491
Cash surrender value of life insurance	7,925,501	7,684,251
Securities held-to-maturity, at cost	138,314,318	86,200,660
Securities available-for-sale, at fair value	161,563,993	160,633,022
Trading securities, at fair value	2,905,919	1,982,365
Loans receivable, net	360,278,949	382,316,096
Loans receivable, held for sale	1,673,903	1,494,200
Accrued interest receivable	3,985,636	4,196,103
Premises and equipment, net	15,650,086	13,762,438
Federal Home Loan Bank stock, at cost	8,032,600	7,925,900
Goodwill	8,847,572	8,847,572
Core deposit premiums	5,809,921	6,296,523
Other assets	4,701,337	3,350,292

TOTAL ASSETS	$732,545,974	$719,907,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$500,730,675	$491,078,533
Federal Home Loan Bank advances	158,183,028	153,896,869
Deferred compensation	2,273,772	2,430,094
Accrued expenses and other liabilities	3,488,574	3,059,676
Trust preferred securities	16,952,300	16,941,917

Total liabilities	681,628,349	667,407,089

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value, 8,000,000 shares authorized; 7,602,492 shares issued and 4,641,717 shares outstanding at March 31, 2005 and September 30, 2004, respectively	76,024	76,024
Additional paid-in capital	57,447,655	57,447,655
Unearned ESOP shares	(2,435,931)	(2,116,198)
Accumulated other comprehensive loss, net	(2,785,113)	(717,085)
Retained earnings	23,017,534	22,212,972

	75,320,169	76,903,368

Treasury stock at cost, 2,960,775 shares, at March 31, 2005 and September 30, 2004	(24,402,544)	(24,402,544)

Total stockholders’ equity	50,917,625	52,500,824

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$732,545,974	$719,907,913

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
INTEREST INCOME:
Loans receivable	$5,522,801	$5,946,192	$11,314,925	$12,159,899
Investment securities	3,201,417	3,196,538	6,187,410	6,436,348

Total interest income	8,724,218	9,142,730	17,502,335	18,596,247
INTEREST EXPENSE:
Deposits	2,934,733	2,964,550	5,730,537	6,407,451
Borrowed funds	1,280,508	826,328	2,554,017	1,544,372
Trust preferred securities	351,875	315,375	693,273	629,569

Total interest expense	4,567,116	4,106,253	8,977,827	8,581,392
NET INTEREST INCOME	4,157,102	5,036,477	8,524,508	10,014,855
PROVISION FOR LOAN LOSSES	—	350,000	125,000	500,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,157,102	4,686,477	8,399,508	9,514,855
OTHER INCOME:
Fees and service charges	769,876	745,435	1,563,580	1,535,957
Gain on sale of loans	201,608	252,340	475,038	602,421
Gain on sale of securities, net	—	52,458	—	39,535
Trading gains (loss), net	(338,408)	287,231	23,720	440,453
Gain on sale of branches	—	139,334	—	139,334
Other	185,625	129,720	307,152	221,984

Total other income	818,701	1,606,518	2,369,490	2,979,684

OPERATING EXPENSE:
Compensation and benefits	2,391,062	2,359,192	4,760,712	4,771,207
Occupancy and equipment	766,139	723,091	1,434,672	1,451,849
Insurance premiums	85,882	92,894	176,341	163,280
Professional fees	280,496	240,268	537,253	468,707
Data processing	163,410	172,209	311,622	338,702
Advertising and donations	253,783	71,674	420,528	142,041
Office supplies	65,175	50,996	117,929	120,871
REO and other repossessed assets	11,977	112,875	39,512	177,665
Other	307,421	290,836	626,692	611,831

Total operating expense	4,325,345	4,114,035	8,425,261	8,246,153

INCOME BEFORE INCOME TAXES	650,458	2,178,960	2,343,737	4,248,386
INCOME TAXES	220,600	747,069	796,500	1,451,000

NET INCOME	$429,858	$1,431,891	$1,547,237	$2,797,386

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gain (loss) on securities available for-sale arising during the period	$(2,423,551)	$1,582,539	$(2,068,028)	$894,378
Reclassification adjustment for gains included in net income	—	(34,622)	—	(26,093)

Other comprehensive income (loss)	(2,423,551)	1,547,917	(2,068,028)	868,285

COMPREHENSIVE INCOME (LOSS)	$(1,993,693)	$2,979,808	$(520,791)	$3,665,671

EARNINGS PER SHARE:
Basic earnings per share	$0.10	$0.32	$0.34	$0.62

Diluted earnings per share	$0.09	$0.31	$0.34	$0.61

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income(loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
BALANCE, OCTOBER 1, 2004	7,602,492	$76,024	$57,447,655	$(2,116,198)	$(717,085)	$22,212,972	2,960,775	$(24,402,544)	$52,500,824
Purchase of stock with ESOP loan				(319,733)					(319,733)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax					(2,240,871)				(2,240,871)
Amortization of loss for securities transferred to HTM					172,843		—	—	172,843
Net income						1,547,237			1,547,237
Dividends declared	—	—	—	—	—	(742,675)	—	—	(742,675)

BALANCE, March 31, 2005	7,602,492	$76,024	$57,447,655	$(2,435,931)	$(2,785,113)	$23,017,534	2,960,775	$(24,402,544)	$50,917,625

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$1,547,237	$2,797,386
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	125,000	500,000
Depreciation of premises and equipment	702,197	683,028
Amortization of deferred loan fees	(34,867)	(29,823)
Amortization of premiums and discounts, net	84,550	30,041
Amortization of core deposit premium	486,602	457,861
Origination of loans held for sale	(23,908,668)	(29,567,217)
Proceeds from sale of loans held for sale	24,204,003	32,663,496
Net gains on sales of loans	(475,038)	(602,421)
Net gain on sales of investment securities	—	(39,535)
Gain on sale of branches	—	(139,334)
Increase in cash surrender value of life insurance policies	(241,250)	(247,096)
Changes in operating assets and liabilities, net of effects of acquired companies:
Trading securities	(923,554)	(522,254)
Accrued interest receivable	210,467	1,371,812
Other assets	(1,856,579)	(1,633,628)
Deferred compensation	(156,322)	(328,488)
Accrued expenses and other liabilities	428,898	270,413

Net cash provided by operating activities	192,676	5,664,241

INVESTING ACTIVITIES:
Sale of branches to Bank of Cave City, Arkansas	—	(9,695,300)
Purchases of securities available-for-sale	(78,029,357)	(37,917,401)
Proceeds from sale of securities available-for-sale	—	43,895,306
Proceeds from maturities, calls and principal prepayment of investment securities	22,842,533	35,256,678
Net increase in FHLB Bank stock	(106,700)	(571,700)
Net decrease in loans	21,947,014	4,153,866
Proceeds from sale of REO	505,534	1,007,387
Proceeds from sale of assets	681	6,048
Purchases of premises and equipment	(2,590,526)	(405,110)

Net cash provided (used) by investing activities	(35,430,821)	35,729,774

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2005	2004
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$9,652,142	$(37,821,058)
Net increase in FHLB advances	4,286,159	13,323,404
Proceeds from stock options	—	144,000
Purchase of stock for ESOP	(319,733)	(562,046)
Dividends paid	(742,675)	(729,246)

Net cash provided (used) by financing activities	12,875,893	(25,644,946)

NET INCREASE (DECREASE) IN CASH	(22,362,252)	15,749,069
CASH AT BEGINNING OF PERIOD	35,218,491	22,020,489

CASH AT END OF PERIOD	$12,856,239	$37,769,558

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated statement of financial condition information at September 30, 2004 was derived from the audited balance sheet of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2004. The condensed consolidated financial statements at and for the three and six months ended March 31, 2005 and 2004 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

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

Stock Compensation - The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors with strike prices at or above the market value of the stock at the date of grant. Had compensation cost for these options been determined at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three and six months ended March 31, 2005 and 2004, would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income, as reported	$430	$1,432	$1,547	$2,797
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	—	—	—	(12)

Pro forma net income	$430	$1,432	$1,547	$2,785

Earnings per share:
Basic - as reported	$0.10	$0.32	$0.34	$0.62
Basic - pro forma	$0.09	$0.32	$0.34	$0.62
Diluted - as reported	$0.09	$0.31	$0.34	$0.61
Diluted - pro forma	$0.09	$0.31	$0.34	$0.61

In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

Recently Adopted or Issued Accounting Standards – Management of the Company is considering the impact of Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. If the investor does not have the intent and ability to hold the investment until a forecasted recovery, then an other-than-temporary impairment must be recorded. The consensus by the EITF is effective for periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-1 has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EIFP Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’,” posted September 30, 2004. This delay does not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of the delay, an entity holding investments should continue to apply relevant “other-than-temporary” guidance. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’” Management has determined that the impact of EITF 03-1 was not material at March 31, 2005, but is continuing to evaluate the possible future impact on the Company’s consolidated financial statements.

In December 2004 the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

Reclassifications – Certain amounts for the six-month period ended March 31, 2004 have been reclassified to conform to the presentation for the six-month period ended March 31, 2005.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Total weighted average basic shares outstanding	4,491,752	4,488,201	4,498,732	4,496,596
Add dilutive effect of unexercised options	84,243	126,377	84,012	116,534

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,575,995	4,614,578	4,582,744	4,613,130

3.	DECLARATION OF DIVIDENDS

On February 16, 2005, the Board of Directors declared an $0.08 per share quarterly cash dividend for holders of record March 15, 2005. The dividend was paid April 4, 2005.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of March 31, 2005, 174,000 options were outstanding and exercisable.

NARK Stock Option Plan – During the fiscal year ended September 30, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc. The Company assumed 30,970 in stock options granted to employees and directors of North Arkansas Bancshares, Inc. related to such acquisition. All options granted to non-employee directors shall expire one year after the non-employee director ceases to maintain continuous service. On March 31, 2005, 16,831 options were outstanding.

5.	GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual impairment test as of April 1, 2004 and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2005, during the quarter ended June 30, 2005.

As of March 31, 2005 the Company had total core deposit premiums of $5,809,921, net of accumulated amortization of $3,780,286. Core deposit premiums are estimated to have a useful life of 10 years. The Company has no identifiable intangible assets with indefinite useful lives.

The amortization of core deposit premiums is reported in the “interest expense on deposits” line item of the Company’s Consolidated Statement of Income. Total amortization expense for core deposit premiums was approximately $486,602 for the six-month period ended March 31, 2005. Amortization expense for the net carrying amount of core deposit premiums at March 31, 2005, was estimated to be as follows (in thousands):

Six months ending September 30, 2005	$487
Year ending September 30, 2006	973
Year ending September 30, 2007	973
Year ending September 30, 2008	839
Year ending September 30, 2009	794
After September 30, 2009	1,744

Total	$5,810

6.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

7.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Balance at beginning of the period	$3,666	$3,857	$3,765	$4,068
Provision for losses	—	350	125	500
Charge-offs	(378)	(352)	(764)	(864)
Recoveries	149	88	311	239

Balance at end of the period	$3,437	$3,943	$3,437	$3,943

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. During the quarter ended March 31, 2005, the ESOP established a new $3.09 million line of credit with the Company. The loan proceeds were used to pay off the $0.29 million balance of the loan established during fiscal 2003 and the $1.80 million balance of the loan established during fiscal 2004. The remaining $1.00 million is to be used to purchase additional shares of Company stock on or before December 31, 2005. The loan is collateralized by shares that are purchased with the proceeds of the loan. As of March 31, 2005, the ESOP owed $2.41 million on the line of credit and had $0.68 million available to purchase additional shares. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of income and comprehensive income (loss) for the three-month and six-month periods ended March 31, 2005 and 2004, of stockholders’ equity for the six-month period ended March 31, 2005, and of cash flows for the six-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

May 10, 2005

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

Overview-The Company is a savings and loan holding company headquartered in Jonesboro, Arkansas. The Company has no substantial operations other than serving as the holding company of its wholly owned subsidiary, First Community Bank (the “Bank”).

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

The Company is moving forward with many strategic initiatives this fiscal year. The Company is constructing two new branch locations in northeast Arkansas (one in Jonesboro and the other in Paragould). A new mall is scheduled to open in Jonesboro and we expect to open a location there. We are also expanding our operations in Tulsa, Oklahoma, having purchased a building there during the first quarter of fiscal 2005. The Tulsa branch opened during April 2005 and offers full service banking to our customers.

Second Quarter Highlights - Net income was $0.43 million for the quarter ended March 31, 2005, compared to net income of $1.43 million for the quarter ended March 31, 2004, a decrease of $1.00 million or 69.9%. Basic earnings per share were $0.10 and diluted earnings per share were $0.09 for the quarter ended March 31, 2005, compared to basic earnings per share of $0.32 and diluted earnings per share of $0.31 for the same period last year.

The decrease in net income for the quarter ended March 31, 2005 was primarily due to the decrease in net interest income and a $0.34 million trading loss for the quarter ended March 31, 2005 on our trading securities portfolio compared to a $0.29 million trading gain for the quarter ended March 31, 2004. Net interest income before provision for loan loss for the quarter ended March 31, 2005 decreased 17.3% to $4.16 million from $5.04 million for the quarter ended March 31, 2004. The Company’s net interest rate spread was 2.77% for the quarter ended March 31, 2005 compared to 3.18% for the quarter ended March 31, 2004. Net interest margin was 2.59% for the quarter ended March 31, 2005 compared to 3.09% for the quarter ended March 31, 2004. The yield on average interest earning assets decreased 16 basis points and the cost on average interest bearing liabilities increased 24 basis points for the quarter ended March 31, 2005 when compared to the rates for the same period last year resulting in the decreased interest rate spread and net interest income for the quarter.

Net income was $1.55 million for the six months ended March 31, 2005, compared to net income of $2.80 million for the six months ended March 31, 2004, a decrease of $1.25 million or 44.7%. Basic and diluted earnings per share was $0.34 for the six months ended March 31, 2005, compared to basic earnings per share of $0.62 and diluted earnings per share of $0.61 for the same period last year.

The decrease in net income for the six months ended March 31, 2005 was primarily due to the decrease in net interest income and net trading gains on our trading securities portfolio. Net interest income before provision for loan loss for the six months ended March 31, 2005 decreased 14.9% to $8.53 million compared to $10.02 million for the six months ended March 31, 2004. The Company’s net interest rate spread was 2.82% for the six months ended March 31, 2005 compared to 3.10% for the six months ended March 31, 2004. Net interest margin was 2.66% for the six months ended March 31, 2005 compared to 3.01% for the six months ended March 31, 2004. The yield on average interest earning assets decreased 13 basis points and the cost on average interest bearing liabilities increased 14 basis points for the six months ended March 31, 2005 when compared to the rates for the same period last year resulting in the decreased interest rate spread and net interest income for the six months.

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

Balance Sheet Analysis and Comparison of Results of Operations for the Six months Ended March 31, 2005 and September 30, 2004

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Financial Condition at March 31, 2005 and at September 30, 2004:

	March 31, 2005	September 30, 2004	Variance	% Change
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash	$12,856	$35,218	$(22,362)	-63.5%
Cash surrender value of life insurance	7,926	7,684	242	3.1%
Securities held-to-maturity, at amortized cost	138,314	86,201	52,113	60.5%
Securities available-for-sale, at fair value	161,564	160,633	931	0.6%
Trading securities, at fair value	2,906	1,982	924	46.6%
Loans receivable, net	360,279	382,316	(22,037)	-5.8%
Loans receivable held for sale	1,674	1,494	180	12.0%
Accrued interest receivable	3,986	4,196	(210)	-5.0%
Premises and equipment, net	15,650	13,762	1,888	13.7%
Federal Home Loan Bank Stock, at cost	8,032	7,926	106	1.3%
Goodwill	8,848	8,848	—	0.0%
Core deposit premiums, net	5,810	6,297	(487)	-7.7%
Other assets	4,701	3,351	1,350	40.3%

TOTAL ASSETS	$732,546	$719,908	$12,638	1.8%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$500,731	$491,078	$9,653	2.0%
Federal Home Loan Bank advances	158,183	153,897	4,286	2.8%
Deferred compensation	2,274	2,430	(156)	-6.4%
Accrued expenses and other liabilities	3,488	3,060	428	14.0%
Trust preferred securities	16,952	16,942	10	0.1%

Total liabilities	681,628	667,407	14,221	2.1%

STOCKHOLDERS’ EQUITY:
Common stock	76	76	—	0.0%
Additional paid-in capital	57,448	57,448	—	0.0%
Unearned ESOP Shares	(2,436)	(2,116)	(320)	15.1%
Accumulated other comprehensive loss	(2,785)	(717)	(2,068)	288.4%
Retained earnings	23,018	22,213	805	3.6%

	75,321	76,904	(1,583)	-2.1%
Less treasury stock, at cost	(24,403)	(24,403)	—	0.0%

Total stockholders’ equity	50,918	52,501	(1,583)	-3.0%

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$732,546	$719,908	$12,638	1.8%

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Income for the six months ended March 31, 2005 and 2004:

	Six Months Ended March 31
	2005	2004	Variance	% Change
	(amounts in thousands) (unaudited)

INTEREST INCOME:
Loans receivable	$11,315	$12,160	$(845)	-6.9%
Investment securities	6,187	6,436	(249)	-3.9%

Total interest income	17,502	18,596	(1,094)	-5.9%
INTEREST EXPENSE:
Deposits	5,730	6,407	(677)	-10.6%
Borrowed funds	2,554	1,544	1,010	65.4%
Trust preferred securities	693	630	63	10.0%

Total interest expense	8,977	8,581	396	4.6%

NET INTEREST INCOME	8,525	10,015	(1,490)	-14.9%

PROVISION FOR LOAN LOSSES	125	500	(375)	-75.0%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,400	9,515	(1,115)	-11.7%

OTHER INCOME:
Fees and service charges	1,563	1,536	27	1.8%
Gain on sale of loans	475	602	(127)	-21.1%
Loss on sale of securities	—	40	(40)	-100.0%
Trading gains, net	24	440	(416)	-94.5%
Gain on sale of branches	—	139	(139)	-100.0%
Other	307	222	85	38.3%

Total other income	2,369	2,979	(610)	-20.5%

OPERATING EXPENSE:
Compensation and benefits	4,761	4,771	(10)	-0.2%
Occupancy and equipment	1,435	1,452	(17)	-1.2%
Insurance premiums	176	163	13	8.0%
Professional fees	537	469	68	14.5%
Data processing	312	339	(27)	-8.0%
Advertising and donations	420	142	278	195.8%
Office supplies	118	121	(3)	-2.5%
REO and other repossessed assets	39	177	(138)	-78.0%
Other	627	612	15	2.5%

Total operating expense	8,425	8,246	179	2.2%

INCOME BEFORE INCOME TAXES	2,344	4,248	(1,904)	-44.8%

INCOME TAXES	797	1,451	(654)	-45.1%

NET INCOME	$1,547	$2,797	$(1,250)	-44.7%

Investment Activities - The Company’s investment portfolio, FHLB stock and trading securities, consist of mortgage-backed securities, obligations of the United States Government and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. A majority of the Company’s investment portfolio, over 75%, is held in mortgage-backed securities; these securities are backed by pools of mortgages which can be composed of either fixed-rate mortgages or ARM loans. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure because mortgage-backed securities are more liquid than mortgage loans. In the current, ongoing, low interest rate environment, mortgages with higher interest rates are continuing to prepay resulting in large monthly principal payments on the Company’s mortgage-backed securities. At March 31, 2005, amortized cost and estimated fair value of the Company’s investment securities were as follows:

	Amortized Cost	Estimated Fair Value
Held-to-Maturity
US Government Agencies	$3,996,739	$3,879,434
US Treasury Notes	19,806,946	19,776,563
Mortgage-Backed Securities	87,033,344	84,792,031
Municipal bonds	27,477,289	27,609,968

Total	$138,314,318	$136,057,996

Available-for-sale
Mortgage-Backed Securities	163,707,827	160,589,823
Mutual fund	1,000,000	974,170

Total	$164,707,827	$161,563,993

Changes in the composition of investment securities for the six-month period ended March 31, 2005, from September 30, 2004 were as follows:

	Carrying Value
	March 31, 2005	September 30, 2004	Change
Held-to-Maturity
US Government Agencies	$3,996,739	$3,940,795	$55,944
US Treasury Notes	19,806,946	—	19,806,946
Mortgage-Backed Securities	87,033,344	59,325,377	27,707,967
Municipal bonds	27,477,289	22,934,488	4,542,801

Total	$138,314,318	$86,200,660	$52,113,658

Available-for-sale
US Government Agencies	$—	$501,487	$(501,487)
Mortgage-Backed Securities	160,589,823	159,141,683	1,448,140
Mutual fund	974,170	989,852	(15,682)

Total	$161,563,993	$160,633,022	$930,971

Investment balances have increased for the six-month period ended March 31, 2005, from September 30, 2004. This increase was primarily due to investment purchases of $78.03 million, offset by $21.16 million in principal payments and maturities, and $0.50 million in securities called. During the six months ended March 31, 2005 the accumulated other comprehensive loss increased to $2.79 million from $0.72 million at September 30, 2004. Accumulated other comprehensive loss is reported in the equity section of the financials and is considered a temporary impairment; the Company has the intent and ability to hold investments until the fair market value of the portfolio recovers.

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

As interest rates begin to stabilize, the Bank has seen a reduction in the demand for fixed rate mortgages during the six-month period ended March 31, 2005, compared to the six-month period ended March 31, 2004 which resulted in both lower service fee income and gains from sale of loans. During the six-month period ended March 31, 2005, the Company recognized a $0.48 million gain on the sale of $23.73 million of loans held for sale, compared to a $0.60 million gain on the sale of $32.06 million of loans held for sale during the six-month period ended March 31, 2004.

The Company’s net loan portfolio also includes commercial business loans (i.e., crop production, equipment and inventory loans), and other consumer loans, including loans secured by automobiles and deposit accounts. The composition of the Company’s loan portfolio began to change in 2001, due to acquisitions of other banking institutions, to include a larger percentage of commercial loans; the Company intends to continue to increase the commercial loan portfolio through originations. During the six-month period ended March 31, 2005, the Company’s loan portfolio decreased approximately 5.0%.

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

A provision of $0.13 million was made during the six months ended March 31, 2005. The Company’s allowance for loan losses totaled $3.44 million, or 0.9% of total loans at March 31, 2005 compared to $3.77 million, or 1.0% of total loans, at September 30, 2004, a decrease of $0.33 million or 8.7%. Charge-offs, net of recoveries totaled $0.45 million, or 0.12% of total loans, for the six months ended March 31, 2005. Total nonperforming loans decreased $0.32 million to $4.35 million at March 31, 2005 from $4.67 million at September 30, 2004. Based on presently available information, management believes that the current allowance for loan losses is appropriate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the 2001, 2002 and 2003 fiscal years, the Company completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $4.35 million in nonperforming loans as of March 31, 2005, $1.44 million, or 33.1% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $0.65 million due to the acquisitions. We believe that the increase in nonperforming commercial loans is a result of a lower quality of underwriting and collection efforts at the acquired institutions compared to the Company’s underwriting and collection efforts. Approximately $2.03 million of loan loss allowance on the commercial loans was transferred with these bank acquisitions. Additionally, $4.75 million in charge-offs have been recorded in connection with the loans acquired in these acquisitions since June 2001.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due decreased $0.32 million or 6.9% to $4.35 million at March 31, 2005 from $4.67 million at September 30, 2004. The balance of interest income not recognized by the Company on the non-accrual loans was $0.51 million at March 31, 2005 compared to $0.49 million at September 30, 2004. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	March 31, 2005	September 30, 2004
	(Dollars in Thousands)
Nonperforming loans:
Single family	$2,008	$1,540
Agriculture real estate	646	1,014
Commercial real estate	1,274	1,726
Commercial non real estate	275	233
Other loans	142	153

Total nonperforming loans:	4,345	4,666
Total real estate owned and repossessed assets (1)	470	619

Total nonperforming assets	$4,815	$5,285

Total nonperforming loans to total loans receivable	1.19%	1.22%
Total nonperforming loans to total assets	0.59%	0.65%
Total nonperforming assets to total assets	0.66%	0.73%
Allowance to nonperforming loans	79.10%	80.69%
Allowance to total loans receivable	0.94%	0.98%

(1)	Net of valuation allowances

The Company determines the impairment of loans by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement as part of the quarterly review for determining necessary provisions and loan loss allowances. Impaired loans decreased $0.01 million or 0.12% to $8.42 million at March 31, 2005 from $8.43 million at September 30, 2004.

The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31, 2005	September 30, 2004
	(in thousands)
Impaired loans with a valuation allowance	$8,417	$8,426
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$8,417	$8,426

Valuation allowance related to impaired loans	$1,490	$1,474
Total non-accrual loans	$4,345	$4,666
Total loans past-due ninety days or more and still accruing	$161	$68

	Six Months Ended March 31, 2005	Year Ended September 30, 2004
	(in thousands)
Average investment in impaired loans	$8,336	$8,562

Interest income recognized on impaired loans *	$165	$355

*	Interest income recognized on a cash basis on impaired loans is not significantly different from interest recognized on impaired loans above. No additional funds are committed to be advanced in connection with impaired loans.

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

	March 31, 2005	September 30, 2004	Change	% Change
	(amounts in thousands)
Checking Accounts	$204,240	$203,471	$769	0.38%
Passbook Savings Accounts	51,104	48,146	2,958	6.14%
Certificate Accounts	245,387	239,461	5,926	2.47%

	$500,731	$491,078	$9,653	1.97%

The increase in deposits was distributed throughout the various types and terms of accounts offered. The cost on average demand deposits (checking and savings accounts) for the six-month period ended March 31, 2005 was 1.76%, up 10 basis points from 1.66% for the year ended September 30, 2004. The cost on average certificate accounts for the six-month period ended March 31, 2005 remained constant at 2.77%, the same as for the year ended September 30, 2004.

FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. The Company also relies upon FHLB advances as a source to fund assets. At March 31, 2005, FHLB advances totaled $158.18 million, with an average cost of 3.30% compared to $153.90 million, with an average cost of 3.05% at September 30, 2004. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Bank at March 31, 2005, estimates that an additional $82.54 million of funding is available from FHLB advances.

Accrued expenses and other liabilities - Accrued expenses and other liabilities includes items such as the Company’s accrual for income taxes, accounts payable, escrowed taxes and insurance and other miscellaneous obligations that may occur during the normal course of business. Accrued expenses and other liabilities increased $0.43 million or 14.0% during the six-month period ended March 31, 2005 to $3.49 million from $3.06 million at September 30, 2004.

Stockholders’ equity - The Company’s book value per share was $10.97 at March 31, 2005 compared to $11.31 at September 30, 2004. The Company’s average capital ratio, average capital to average assets, was 7.14% for the six months ended March 31, 2005 compared to 7.11% for the year ended September 30, 2004. The decrease in stockholders’ equity at March 31, 2005 compared to September 30, 2004, was primarily the result of net income for the six-month period; which was more than offset by the change in accumulated other comprehensive loss on securities and unearned ESOP shares.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). As of March 31, 2005, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2005, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:

Tangible capital to tangible assets	46,779	6.53%	10,745	1.50%	N/A	N/A
Core capital to adjusted tangible assets	46,779	6.53%	28,652	4.00%	35,815	5.00%
Total capital to risk weighted assets	50,216	12.23%	32,854	8.00%	41,067	10.00%
Tier I capital to risk weighted assets	46,779	11.39%	16,427	4.00%	24,640	6.00%

Net interest income – The low interest rate environment has decreased the yield on average interest earning assets 13 basis points when comparing the six-month period ended March 31, 2005 to the six-month period ended March 31, 2004. The cost on the variable trust preferred liability has increased 74 basis points when comparing the six-month period ended March 31, 2005 to the six-month period ended March 31, 2004. This increase caused the cost on total interest bearing liabilities to increase 14 basis points. The Company’s net interest rate spread was 2.82% for the six-month period ended March 31, 2005 compared to 3.10% for the six-month period ended March 31, 2004. Net interest margin was 2.66% for the six-month period ended March 31, 2005 compared to 3.01% for the six-month period ended March 31, 2004.

The following tables summarize rates, yields and balances of average assets and liabilities for the periods indicated:

Average Balance Sheets (Dollars in Thousands)

	Three Months Ended March 2005			Three Months Ended March 2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$360,261	$5,523	6.13%	$385,033	$5,946	6.18%
Investment securities	281,561	3,201	4.55%	267,584	3,197	4.78%

Total interest- earning assets	641,822	8,724	5.44%	652,617	9,143	5.60%

Noninterest-earning cash	53,416			40,833
Other noninterest- earning assets	45,266			43,734

Total assets	740,504			737,184

Interest-bearing liabilities:
Demand deposits	$263,106	$1,189	1.81%	$295,243	$1,157	1.57%
Time deposits	248,188	1,746	2.81%	256,475	1,808	2.82%
Borrowed funds (3)	155,264	1,280	3.30%	107,370	826	3.08%
Trust Preferred	16,951	352	8.31%	16,930	315	7.44%

Total interest- bearing liabilities	683,509	4,567	2.67%	676,018	4,106	2.43%

Noninterest-bearing liabilities (4)	4,752			6,663

Total liabilities	688,261			682,681

Stockholders’ equity	52,243			54,503

Total liabilities and stockholders’ equity	$740,504			$737,184

Net interest income		$4,157			$5,037

Net interest rate spread (5)			2.77%			3.18%

Interest-earning assets and net interest margin (6)	$641,822		2.59%	$652,617		3.09%

Ratio of average interest- earning assets to average interest-bearing liabilities			93.90%			96.54%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Average Balance Sheets (Dollars in Thousands)

	Six Months Ended March 2005			Year Ended September 2004			Six Months Ended March 2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$365,182	$11,315	6.20%	$388,679	$23,998	6.17%	$389,599	$12,160	6.24%
Investment securities	276,280	6,187	4.48%	267,114	12,082	4.52%	275,594	6,436	4.67%

Total interest- earning assets	641,462	17,502	5.46%	655,793	36,080	5.50%	665,193	18,596	5.59%

Noninterest-earning cash	51,688			33,341			37,342
Other noninterest- earning assets	45,318			44,009			44,072

Total assets	738,468			733,143			746,607

Interest-bearing liabilities:
Demand deposits	$261,501	$2,301	1.76%	$287,682	$4,765	1.66%	$306,939	$2,628	1.71%
Time deposits	247,540	3,430	2.77%	247,504	6,855	2.77%	261,473	3,779	2.89%
Borrowed funds (3)	154,560	2,554	3.30%	123,107	3,751	3.05%	101,634	1,544	3.04%
Trust Preferred	16,948	693	8.18%	16,933	1,287	7.60%	16,927	630	7.44%

Total interest- bearing liabilities	680,549	8,978	2.64%	675,226	16,658	2.47%	686,973	8,581	2.50%

Noninterest-bearing liabilities (4)	5,186			5,793			6,398

Total liabilities	685,735			681,019			693,371

Stockholders’ equity	52,733			52,124			53,236

Total liabilities and stockholders’ equity	$738,468			$733,143			$746,607

Net interest income		$8,524			$19,422			$10,015

Net interest rate spread (5)			2.82%			3.04%			3.10%

Interest-earning assets and net interest margin (6)	$641,462		2.66%	$655,793		2.96%	$665,193		3.01%

Ratio of average interest- earning assets to average interest-bearing liabilities			94.26%			97.12%			96.83%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the six-month period ended March 31, 2005, compared to the six-month period ended March 31, 2004.

Rate/Volume Analysis (in thousands)

Six-Month period ended March 31, 2005 vs. 2004

	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
Interest income:
Loan Receivable	$(1,524)	$(156)	$835	$(845)
Investment securities	32	(524)	243	(249)

Total interest earning assets	(1,492)	(680)	1,078	(1,094)

Interest expense:
Deposits	(1,336)	—	659	(677)
Borrowed funds	1,609	264	(863)	1,010
Trust Preferred	2	125	(64)	63

Total interest bearing liabilities	275	389	(268)	396

Net change in net interest income	$(1,767)	$(1,069)	$1,346	$(1,490)

Other income - In addition to the decrease in gain on sale of loans, the decrease in loan originations caused a decrease in loan fees which was offset by an increase in fees and charges associated with the increase in deposits during the six-month period ended March 31, 2005 compared to the six-month period ended March 31, 2004, resulting in consistent income from fees and service charges. The change in market value of the trading securities contributed $0.02 million to other income for the six-month period ended March 31, 2005 compared to $0.44 million during the same period last year. Other income increased due to the higher dividend rate received on Federal Home Loan Bank stock during the six months ended March 31, 2005 compared to the same period last year.

Operating expense - The increase in total operating expense was primarily due to the increases in advertising and donations and in professional fees. Advertising expenses during the six-month period ended March 31, 2005 increased $0.28, as the Company hired an outside advertising firm instead of handling advertising internally; professional fees increased $0.07 million during the six-month period ended March 31, 2005 compared to the same period last year. These increases were partially offset by the decrease in expenses associated with REO and other repossessed assets and management’s ongoing efforts to monitor expenses and increase efficiency.

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

At March 31, 2005, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2005, the Company had no interests in non-consolidated special purpose entities. At March 31, 2005, commitments included:

Total approved loan origination commitments outstanding were $5.86 million, including $1.30 million in loans committed to sell.

Rate lock agreements with customers of $3.10 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $2.16 million.

Total unused lines of credit of $30.79 million.

Outstanding letters of credit of $0.60 million.

Total certificates of deposit scheduled to mature in one year or less of $162.20 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $1.30 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at March 31, 2005.

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

The Company may also have liabilities under certain contractual agreements contingent upon occurrence of certain events. The following table presents, as of March 31, 2005, the future payments on our significant contractual obligations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan rate lock agreements	$3,095	$3,095	$—	$—	$—
Operating lease obligations	498	116	231	124	27
Certificates of deposit maturities	245,387	162,199	52,088	31,100	—
FHLB advances maturities	158,183	61,171	80,554	10,128	6,330

Total off-balance sheet items	$407,163	$226,581	$132,873	$41,352	$6,357

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2005 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding. As reported in footnote eight of the Notes to Condensed Consolidated Financial Statements, the Company made a loan to the ESOP during the six months ended March 31, 2005 to purchase an aggregate of up to $1 million of Company stock. The Employee Stock Ownership Plan, an affiliated purchaser, made no purchases of Company stock during the quarter ended March 31, 2005 as shown in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month of January 2005	—	$0.00	N/A	$0.7 Million
Month of February 2005	—	$0.00	N/A	$0.7 Million
Month of March 2005	—	$0.00	N/A	$0.7 Million
Total	—	$0.00	N/A	$0.7 Million

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

POCAHONTAS BANCORP, INC.

Date: May 13, 2005	/s/ Dwayne Powell
Dwayne Powell
President and Chief Executive Officer

Date: May 13, 2005	/s/ Terry Prichard
Terry Prichard
Chief Financial Officer