Form 10-Q
period 2005-06-30
POCAHONTAS BANCORP INC
filed 2005-08-12
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 4,641,717 shares of Common Stock ($0.01 par value) issued and outstanding as of August 10, 2005.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2005	September 30, 2004
ASSETS
Cash	$31,374,129	$35,218,491
Cash surrender value of life insurance	7,971,569	7,684,251
Securities held-to-maturity, at cost	133,689,828	86,200,660
Securities available-for-sale, at fair value	107,019,019	160,633,022
Trading securities, at fair value	2,889,507	1,982,365
Loans receivable, net	387,694,987	382,316,096
Loans receivable, held for sale	2,758,854	1,494,200
Accrued interest receivable	4,183,960	4,196,103
Premises and equipment, net	16,077,180	13,762,438
Federal Home Loan Bank stock, at cost	8,955,700	7,925,900
Goodwill	8,847,572	8,847,572
Core deposit premiums	5,566,620	6,296,523
Other assets	4,238,779	3,350,292

TOTAL ASSETS	$721,267,704	$719,907,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$496,822,895	$491,078,533
Federal Home Loan Bank advances	148,709,693	153,896,869
Deferred compensation	2,224,188	2,430,094
Accrued expenses and other liabilities	3,958,679	3,059,676
Trust preferred securities	16,957,491	16,941,917

Total liabilities	668,672,946	667,407,089

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value, 8,000,000 shares authorized; 7,602,492 shares issued and 4,641,717 shares outstanding at June 30, 2005 and September 30, 2004, respectively	76,024	76,024
Additional paid-in capital	57,447,655	57,447,655
Unearned ESOP shares	(2,567,788)	(2,116,198)
Accumulated other comprehensive loss, net	(1,442,861)	(717,085)
Retained earnings	23,484,272	22,212,972

	76,997,302	76,903,368

Treasury stock at cost, 2,960,775 shares, at June 30, 2005 and September 30, 2004	(24,402,544)	(24,402,544)

Total stockholders’ equity	52,594,758	52,500,824

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$721,267,704	$719,907,913

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
INTEREST INCOME:
Loans receivable	$5,876,659	$5,881,534	$17,191,584	$18,041,432
Investment securities	3,181,993	2,821,660	9,369,404	9,258,008

Total interest income	9,058,652	8,703,194	26,560,988	27,299,440

INTEREST EXPENSE:
Deposits	3,122,294	2,645,527	8,852,830	9,052,977
Borrowed funds	1,376,226	980,608	3,930,244	2,524,980
Trust preferred securities	363,597	318,636	1,056,870	948,205

Total interest expense	4,862,117	3,944,771	13,839,944	12,526,162

NET INTEREST INCOME	4,196,535	4,758,423	12,721,044	14,773,278

PROVISION FOR LOAN LOSSES	—	650,000	125,000	1,150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,196,535	4,108,423	12,596,044	13,623,278

OTHER INCOME:
Fees and service charges	808,673	719,908	2,372,253	2,255,865
Gain on sale of loans	258,390	323,199	733,428	925,620
Gain on sale of securities, net	564,290	343,832	564,290	383,367
Trading gain (loss), net	(16,227)	(199,031)	7,492	241,421
Gain (loss) on sale of branches	—	(2,500)	—	136,834
Other	118,987	104,512	426,139	326,497

Total other income	1,734,113	1,289,920	4,103,602	4,269,604

OPERATING EXPENSE:
Compensation and benefits	2,508,409	2,359,372	7,269,121	7,130,579
Occupancy and equipment	645,067	642,741	2,079,739	2,094,590
Insurance premiums	95,559	85,398	271,899	248,678
Professional fees	251,862	130,166	789,116	598,872
Data processing	167,173	173,805	478,796	512,507
Advertising and donations	312,342	122,836	732,870	264,877
Office supplies	140,996	58,617	258,925	179,488
REO and other repossessed assets	132,981	91,849	172,494	269,515
Other	398,483	331,026	1,025,174	942,857

Total operating expense	4,652,872	3,995,810	13,078,134	12,241,963

INCOME BEFORE INCOME TAXES	1,277,776	1,402,533	3,621,512	5,650,919

INCOME TAXES	439,700	476,000	1,236,200	1,927,000

NET INCOME	$838,076	$926,533	$2,385,312	$3,723,919

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gain (loss) on securities available for-sale arising during the period	$(969,820)	$(5,238,515)	$1,098,208	$(4,344,136)

Reclassification adjustment for gains included in net income	(372,431)	(226,929)	(372,431)	(253,022)

Other comprehensive income (loss)	(1,342,251)	(5,465,444)	725,777	(4,597,158)

COMPREHENSIVE INCOME (LOSS)	$(504,175)	$(4,538,911)	$3,111,089	$(873,239)

EARNINGS PER SHARE:
Basic earnings per share	$0.19	$0.21	$0.53	$0.83

Diluted earnings per share	$0.18	$0.20	$0.52	$0.81

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income(loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
BALANCE, OCTOBER 1, 2004	7,602,492	$76,024	$57,447,655	$(2,116,198)	$(717,085)	$22,212,972	2,960,775	$(24,402,544)	$52,500,824

Purchase of stock with ESOP loan				(451,590)					(451,590)
Net change in unrealized (loss) on available-for-sale securities, net of tax					(960,585)				(960,585)
Amortization of loss for securities transferred to HTM					234,809		—	—	234,809
Net income						2,385,312			2,385,312
Dividends declared	—	—	—	—	—	(1,114,012)	—	—	(1,114,012)

BALANCE, June 30, 2005	7,602,492	$76,024	$57,447,655	$(2,567,788)	$(1,442,861)	$23,484,272	2,960,775	$(24,402,544)	$52,594,758

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$2,385,312	$3,723,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	125,000	1,150,000
Depreciation of premises and equipment	987,512	981,237
Amortization of deferred loan fees	(52,966)	(44,448)
Amortization of premiums and discounts, net	121,984	89,568
Amortization of core deposit premium	729,903	701,395
Origination of loans held for sale	(38,351,635)	(46,214,240)
Proceeds from sale of loans held for sale	37,820,409	49,408,480
Net gain on sale of loans	(733,428)	(925,620)
Net gain on sale of investment securities	(564,290)	(383,367)
Gain on sale of branches	—	(136,834)
Increase in cash surrender value of life insurance policies	(287,318)	(295,468)
Changes in operating assets and liabilities, net of effects of acquired companies:
Trading securities	(907,141)	(323,033)
Accrued interest receivable	12,142	1,388,448
Other assets	(1,937,301)	(888,287)
Deferred compensation	(205,906)	(375,130)
Accrued expenses and other liabilities	899,002	(3,383,108)

Net cash provided by operating activities	41,279	4,473,512

INVESTING ACTIVITIES:
Sale of branches to Bank of Cave City, Arkansas	—	(9,697,800)
Purchases of securities available-for-sale	(78,029,357)	(112,557,349)
Proceeds from sale of securities available-for-sale	49,179,199	82,950,600
Proceeds from maturities, calls and principal prepayment of investment securities	34,707,097	65,944,797
Net increase in FHLB Bank stock	(1,029,800)	(2,062,700)
Net increase in loans	(5,450,925)	(4,504,917)
Proceeds from sale of REO	1,048,814	1,653,956
Proceeds from sale of assets	681	7,568
Purchases of premises and equipment	(3,302,935)	(633,329)

Net cash (used) provided by investing activities	$(2,877,226)	$21,100,826

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$5,744,362	$(83,174,188)
Net increase (decrease) in FHLB advances	(5,187,176)	50,163,775
Proceeds from stock options	—	174,351
Purchase of stock for ESOP	(451,590)	(1,519,980)
Dividends paid	(1,114,011)	(1,094,887)

Net cash used by financing activities	(1,008,415)	(35,450,929)

NET DECREASE IN CASH	(3,844,362)	(9,876,591)

CASH AT BEGINNING OF PERIOD	35,218,491	22,020,489

CASH AT END OF PERIOD	$31,374,129	$12,143,898

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated statement of financial condition information at September 30, 2004 was derived from the audited consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2004. The condensed consolidated financial statements at and for the three and nine months ended June 30, 2005 and 2004 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2004. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, First Community Bank (the “Bank”); as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Compensation - The Company applies the provisions of APB 25 in accounting for its stock options plans, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the options granted to employees or directors with strike prices at or above the market value of the stock at the date of grant. Had compensation cost for these options been determined at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three and nine months ended June 30, 2005 and 2004, would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income, as reported	$838	$927	$2,385	$3,724
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	—	—	—	(12)

Pro forma net income	$838	$927	$2,385	$3,712

Earnings per share:
Basic - as reported	$0.19	$0.21	$0.53	$0.83
Basic - pro forma	$0.19	$0.21	$0.53	$0.83
Diluted - as reported	$0.18	$0.20	$0.52	$0.81
Diluted - pro forma	$0.18	$0.20	$0.52	$0.81

In determining the above pro forma disclosure, the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant - 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

Recently Adopted or Issued Accounting Standards – Management of the Company is considering the impact of Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. If the investor does not have the intent and ability to hold the investment until a forecasted recovery, then an other-than-temporary impairment must be recorded. The consensus by the EITF is effective for periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-1 has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EIFP Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’,” posted September 30, 2004. This delay does not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of the delay, an entity holding investments should continue to apply relevant “other-than-temporary” guidance. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’” Management has determined that the impact of EITF 03-1 was not material at June 30, 2005, but is continuing to evaluate the possible future impact on the Company’s condensed consolidated financial statements.

In December 2004 the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. As of the effective date, the Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For periods before the required effective date, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Management has completed its evaluation of the effect that FAS 123 (R) will have and believes that the effect will be consistent with the application disclosed in its pro forma disclosures and will not have a material affect on the Company’s consolidated financial statements.

Reclassifications – Certain amounts for the nine-month period ended June 30, 2004 have been reclassified to conform to the presentation for the nine-month period ended June 30, 2005.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Total weighted average basic shares outstanding	4,490,126	4,462,199	4,495,939	4,485,207
Add dilutive effect of unexercised options	78,613	126,984	82,428	120,252

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,568,739	4,589,183	4,578,367	4,605,459

3.	DECLARATION OF DIVIDENDS

On May 18, 2005, the Board of Directors declared an $0.08 per share quarterly cash dividend for holders of record on June 15, 2005. The dividend was paid July 4, 2005.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of June 30, 2005, 174,000 options were outstanding and exercisable.

NARK Stock Option Plan – During the fiscal year ended September 30, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc. The Company assumed 30,970 in stock options granted to employees and directors of North Arkansas Bancshares, Inc. related to such acquisition. All options granted to non-employee directors shall expire one year after the non-employee director ceases to maintain continuous service. On June 30, 2005, 16,831 options were outstanding.

5.	GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test as of April 1, 2005 and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2006, during the quarter ended June 30, 2006.

As of June 30, 2005 the Company had total core deposit premiums of $5,566,620, net of accumulated amortization of $4,023,587. Core deposit premiums are estimated to have a useful life of 10 years. The Company has no identifiable intangible assets with indefinite useful lives.

The amortization of core deposit premiums is reported in the “interest expense on deposits” line item of the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. Total amortization expense for core deposit premiums was approximately $729,903 for the nine-month period ended June 30, 2005. Amortization expense for the net carrying amount of core deposit premiums at June 30, 2005, was estimated to be as follows (in thousands):

Three months ending September 30, 2005	$244
Year ending September 30, 2006	973
Year ending September 30, 2007	973
Year ending September 30, 2008	839
Year ending September 30, 2009	794
After September 30, 2009	1,744

Total	$5,567

6.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

7.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of the period	$3,437	$3,943	$3,765	$4,068
Provision for losses	—	650	125	1,150
Charge-offs	(647)	(780)	(1,411)	(1,659)
Recoveries	449	149	760	403

Balance at end of the period	$3,239	$3,962	$3,239	$3,962

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. During the nine months ended June 30, 2005, the ESOP established a new $3.09 million line of credit with the Company. The loan proceeds were used to pay off the $0.29 million balance of the loan established during fiscal 2003 and the $1.80 million balance of the loan established during fiscal 2004. The remaining $1.00 million is to be used to purchase additional shares of Company stock on or before December 31, 2005. The loan is collateralized by shares that are purchased with the proceeds of the loan. As of June 30, 2005, the ESOP owed $2.54 million on the line of credit and had $0.55 million available to purchase additional shares. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of income and comprehensive income (loss) for the three-month and nine-month periods ended June 30, 2005 and 2004, of stockholders’ equity for the nine-month period ended June 30, 2005, and of cash flows for the nine-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

August 12, 2005

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

The Bank is a community-oriented federally chartered savings and loan association regulated by the Office of Thrift Supervision (OTS). The Bank has a total of 19 locations: 18 locations are concentrated in the Northeast Arkansas counties of Craighead, Clay, Green, Jackson, Lawrence, Poinsett, Randolph and Sharp; with the nineteenth location in Tulsa County, Oklahoma. Southern Mortgage Company, a mortgage company located in Tulsa, Oklahoma, is a wholly owned subsidiary of the Bank.

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

The Company is moving forward with many strategic initiatives this fiscal year. The Company is constructing two new branch locations in northeast Arkansas (one in Jonesboro and the other in Paragould). The Jonesboro location opened in July and Paragould is scheduled to open in September 2005. Additionally, we expect to open another branch in Jonesboro which will be located at a new mall scheduled to open in 2006. We are also expanding our operations in Tulsa County, Oklahoma. The new Broken Arrow branch opened during April 2005 and offers full service banking to our Oklahoma customers.

Third Quarter Highlights - Net income was $0.84 million for the quarter ended June 30, 2005, compared to net income of $0.93 million for the quarter ended June 30, 2004, a decrease of $0.09 million or 9.7%. Basic earnings per share were $0.19 and diluted earnings per share were $0.18 for the quarter ended June 30, 2005, compared to basic earnings per share of $0.21 and diluted earnings per share of $0.20 for the same period last year.

The decrease in net income for the quarter ended June 30, 2005 was primarily due to the decrease in net interest income and increase in operating expenses for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. Net interest income before provision for loan loss for the quarter ended June 30, 2005 decreased 11.8% to $4.20 million from $4.76 million for the quarter ended June 30, 2004; operating expenses increased 16.5% to $4.65 million for the quarter ended June 30, 2005 from $3.99 million for the same period last year. The Company’s net interest rate spread was 2.66% for the quarter ended June 30, 2005 compared to 2.98% for the quarter ended June 30, 2004. Net interest margin was 2.56% for the quarter ended June 30, 2005 compared to 2.92% for the quarter ended June 30, 2004. The yield on average interest-earning assets increased 18 basis points and the cost on average interest-bearing liabilities increased 50 basis points for the quarter ended June 30, 2005 when compared to the rates for the same period last year resulting in the decreased interest rate spread and net interest income for the quarter.

Net income was $2.38 million for the nine months ended June 30, 2005, compared to net income of $3.72 million for the nine months ended June 30, 2004, a decrease of $1.34 million or 36.0%. Basic earnings per share of $0.53 and diluted earnings per share of $0.52 for the nine months ended June 30, 2005, compared to basic earnings per share of $0.83 and diluted earnings per share of $0.81 for the same period last year.

The decrease in net income for the nine months ended June 30, 2005 was primarily due to the decrease in net interest income and increase in operating expenses. Net interest income before provision for loan loss for the nine months ended June 30, 2005 decreased 13.9% to $12.72 million compared to $14.77 million for the nine months ended June 30, 2004. The Company’s net interest rate spread was 2.76% for the nine months ended June 30, 2005 compared to 3.05% for the nine months ended June 30, 2004. Net interest margin was 2.62% for the nine months ended June 30, 2005 compared to 2.98% for the nine months ended June 30, 2004. The yield on average interest-earning assets decreased 3 basis points and the cost on average interest-bearing liabilities increased 26 basis points for the nine months ended June 30, 2005 when compared to the rates for the same period last year resulting in the decreased interest rate spread and net interest income for the nine months.

Critical Accounting Policies - In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to the Company are related primarily to the allowance for loan losses and goodwill and are summarized in the following discussion and the notes to the consolidated financial statements.

The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses. The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, net present value of expected future cash flows, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, different assumptions used in evaluating the adequacy of the allowance could result in material changes in the Company’s consolidated financial condition and results of operations. The Company’s policies and methodology for determining the allowance involve a high degree of complexity and require subjective judgments about uncertain matters.

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

Statement of Financial Condition Analysis as of June 30, 2005 and September 30, 2004 and Analysis and Comparison of Results of Operations for the Nine Months Ended June 30, 2005 and 2004

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Financial Condition at June 30, 2005 and at September 30, 2004:

	June 30, 2005	September 30, 2004	Variance	% Change
	(Amounts in thousands) (Unaudited)
ASSETS
Cash	$31,374	$35,218	$(3,844)	-10.9%
Cash surrender value of life insurance	7,972	7,684	288	3.7%
Securities held-to-maturity, at amortized cost	133,690	86,201	47,489	55.1%
Securities available-for-sale, at fair value	107,019	160,633	(53,614)	-33.4%
Trading securities, at fair value	2,889	1,982	907	45.8%
Loans receivable, net	387,695	382,316	5,379	1.4%
Loans receivable held for sale	2,759	1,494	1,265	84.7%
Accrued interest receivable	4,184	4,196	(12)	-0.3%
Premises and equipment, net	16,077	13,762	2,315	16.8%
Federal Home Loan Bank Stock, at cost	8,956	7,926	1,030	13.0%
Goodwill	8,848	8,848	—	0.0%
Core deposit premiums, net	5,567	6,297	(730)	-11.6%
Other assets	4,238	3,351	887	26.5%

TOTAL ASSETS	$721,268	$719,908	$1,360	0.2%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$496,823	$491,078	$5,745	1.2%
Federal Home Loan Bank advances	148,710	153,897	(5,187)	-3.4%
Deferred compensation	2,224	2,430	(206)	-8.5%
Accrued expenses and other liabilities	3,958	3,060	898	29.3%
Trust preferred securities	16,958	16,942	16	0.1%

Total liabilities	668,673	667,407	1,266	0.2%

STOCKHOLDERS’ EQUITY:
Common stock	76	76	—	0.0%
Additional paid-in capital	57,448	57,448	—	0.0%
Unearned ESOP Shares	(2,568)	(2,116)	(452)	21.4%
Accumulated other comprehensive loss	(1,442)	(717)	(725)	101.1%
Retained earnings	23,484	22,213	1,271	5.7%

	76,998	76,904	94	0.1%
Less treasury stock, at cost	(24,403)	(24,403)	—	0.0%

Total stockholders’ equity	52,595	52,501	94	0.2%

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$721,268	$719,908	$1,360	0.2%

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Income for the nine months ended June 30, 2005 and 2004:

	Nine Months Ended June 30
	2005	2004	Variance	% Change
	(amounts in thousands) (unaudited)
INTEREST INCOME:
Loans receivable	$17,192	$18,041	$(849)	-4.7%
Investment securities	9,369	9,258	111	1.2%

Total interest income	26,561	27,299	(738)	-2.7%

INTEREST EXPENSE:
Deposits	8,853	9,053	(200)	-2.2%
Borrowed funds	3,930	2,525	1,405	55.6%
Trust preferred securities	1,057	948	109	11.5%

Total interest expense	13,840	12,526	1,314	10.5%

NET INTEREST INCOME	12,721	14,773	(2,052)	-13.9%

PROVISION FOR LOAN LOSSES	125	1,150	(1,025)	-89.1%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,596	13,623	(1,027)	-7.5%

OTHER INCOME:
Fees and service charges	2,372	2,256	116	5.1%
Gain on sale of loans	733	926	(193)	-20.8%
Gain on sale of securities	564	383	181	47.3%
Trading gains, net	7	241	(234)	-97.1%
Gain on sale of branches	—	137	(137)	-100.0%
Other	427	327	100	30.6%

Total other income	4,103	4,270	(167)	-3.9%

OPERATING EXPENSE:
Compensation and benefits	7,269	7,130	139	1.9%
Occupancy and equipment	2,080	2,095	(15)	-0.7%
Insurance premiums	272	249	23	9.2%
Professional fees	789	599	190	31.7%
Data processing	479	512	(33)	-6.4%
Advertising and donations	733	265	468	176.6%
Office supplies	259	179	80	44.7%
REO and other repossessed assets	172	270	(98)	-36.3%
Other	1,025	943	82	8.7%

Total operating expense	13,078	12,242	836	6.8%

INCOME BEFORE INCOME TAXES	3,621	5,651	(2,030)	-35.9%

INCOME TAXES	1,236	1,927	(691)	-35.9%

NET INCOME	$2,385	$3,724	$(1,339)	-36.0%

Investment Activities - The Company’s investment portfolio, FHLB stock and trading securities, consist of mortgage-backed securities, obligations of the United States Government and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. A majority of the Company’s investment portfolio, over 75%, is held in mortgage-backed securities; these securities are backed by pools of mortgages which can be composed of either fixed-rate mortgages or ARM loans. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure because mortgage-backed securities are more liquid than mortgage loans. In the current, ongoing, low interest rate environment, mortgages with higher interest rates are continuing to prepay resulting in large monthly principal payments on the Company’s mortgage-backed securities. At June 30, 2005, amortized cost and estimated fair value of the Company’s investment securities were as follows:

	Amortized Cost	Estimated Fair Value
Held-to-Maturity
US Government Agencies	$4,000,000	$3,992,726
US Treasury Notes	19,825,635	19,885,937
Mortgage-Backed Securites	82,480,885	81,727,923
Municipal bonds	27,383,308	27,835,375

Total	$133,689,828	$133,441,961

Available-for-sale
Mortgage-Backed Securites	107,223,028	106,024,554
Mutual fund	1,000,000	994,465

Total	$108,223,028	$107,019,019

Changes in the composition of investment securities for the nine-month period ended June 30, 2005, from September 30, 2004 were as follows:

	Carrying Value
	June 30, 2005	September 30, 2004	Change
Held-to-Maturity
US Government Agencies	$4,000,000	$3,940,795	$59,205
US Treasury Notes	19,825,635	—	19,825,635
Mortgage-Backed Securites	82,480,885	59,325,377	23,155,508
Municipal bonds	27,383,308	22,934,488	4,448,820

Total	$133,689,828	$86,200,660	$47,489,168

Available-for-sale
US Government Agencies	$—	$501,487	$(501,487)
Mortgage-Backed Securites	106,024,554	159,141,683	(53,117,129)
Mutual fund	994,465	989,852	4,613

Total	$107,019,019	$160,633,022	$(53,614,003)

Investment balances have decreased for the nine-month period ended June 30, 2005, from September 30, 2004. This decrease was primarily due to investment sales of $48.61 million, $33.69 million in principal payments and maturities, and $0.50 million in securities called, partially offset by investment purchases of $78.03 million. During the nine months ended June 30, 2005 the accumulated other comprehensive loss increased to $1.44 million from $0.72 million at September 30, 2004. Accumulated other comprehensive loss is reported in the equity section of the financial statements and is considered a temporary impairment; the Company has the intent and ability to hold investments until the fair market value of the portfolio recovers.

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

As interest rates begin to increase, the Bank has seen a reduction in the demand for fixed rate mortgages during the nine-month period ended June 30, 2005, compared to the nine-month period ended June 30, 2004 which resulted in both lower service fee income and gains from sale of loans. During the nine-month period ended June 30, 2005, the Company recognized a $0.73 million gain on the sale of $37.82 million of loans held for sale, compared to a $0.93 million gain on the sale of $49.41 million of loans held for sale during the nine-month period ended June 30, 2004.

The Company’s net loan portfolio also includes commercial business loans (i.e., crop production, equipment and inventory loans), and other consumer loans, including loans secured by automobiles and deposit accounts. The composition of the Company’s loan portfolio began to change in 2001, due to acquisitions of other banking institutions, to include a larger percentage of commercial loans; the Company intends to continue to increase the commercial loan portfolio through originations. During the nine-month period ended June 30, 2005, the Company’s loan portfolio increased approximately 1.7%.

Nonperforming Loans and Loan Loss Provisions - The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in the Company’s loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing allowances.

A provision of $0.13 million was made during the nine months ended June 30, 2005. The Company’s allowance for loan losses totaled $3.24 million, or 0.8% of total loans at June 30, 2005 compared to $3.77 million, or 1.0% of total loans, at September 30, 2004, a decrease of $0.53 million or 14.1%. Charge-offs, net of recoveries totaled $0.65 million, or 0.17% of total loans, for the nine months ended June 30, 2005. Total nonperforming loans decreased $1.11 million to $3.56 million at June 30, 2005 from $4.67 million at September 30, 2004. Based on presently available information, management believes that the current allowance for loan losses is appropriate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the 2001, 2002 and 2003 fiscal years, the Company completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $3.56 million in nonperforming loans as of June 30, 2005, $1.36 million, or 38.2% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $0.64 million due to the acquisitions. We believe that the increase in nonperforming commercial loans is a result of a lower quality of underwriting and collection efforts at the acquired institutions compared to the Company’s underwriting and collection efforts. Approximately $2.03 million of loan loss allowance on the commercial loans was transferred with these bank acquisitions. Additionally, $4.79 million in charge-offs have been recorded in connection with the loans acquired in these acquisitions since June 2001.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due decreased $1.11 million or 23.8% to $3.56 million at June 30, 2005 from

$4.67 million at September 30, 2004. The balance of interest income not recognized by the Company on the non-accrual loans remained constant at $0.49 million at June 30, 2005 and September 30, 2004. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	June 30, 2005	September 30, 2004
	(Dollars in Thousands)
Nonperforming loans:
Single family	$1,839	$1,540
Agriculture real estate	581	1,014
Commercial real estate	713	1,726
Commercial non real estate	257	233
Other loans	166	153

Total nonperforming loans:	3,556	4,666
Total real estate owned and repossessed assets (1)	725	619

Total nonperforming assets	$4,281	$5,285

Total nonperforming loans to total loans receivable	0.90%	1.22%
Total nonperforming loans to total assets	0.49%	0.65%
Total nonperforming assets to total assets	0.59%	0.73%
Allowance to nonperforming loans	91.09%	80.69%
Allowance to total loans receivable	0.82%	0.98%

(1)	Net of valuation allowances

The Company determines the impairment of loans by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement as part of the quarterly review for determining necessary provisions and loan loss allowances. Impaired loan decreased to $1.19 million at June 30, 2005 from $8.43 million at September 30, 2004.

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30, 2005	September 30, 2004
	(in thousands)
Impaired loans with a valuation allowance	$1,192	$8,426
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$1,192	$8,426

Valuation allowance related to impaired loans	$311	$1,474
Total non-accrual loans	$3,556	$4,666
Total loans past-due ninety days or more and still accruing	$224	$68

	Nine Months Ended June 30, 2005	Year Ended September 30, 2004
	(in thousands)
Average investment in impaired loans	$5,955	$8,562

Interest income recognized on impaired loans *	$25	$355

*	Interest income recognized on a cash basis on impaired loans is not significantly different from interest recognized on impaired loans above. No additional funds are committed to be advanced in connection with impaired loans.

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

	June 30, 2005	September 30, 2004	Change	% Change
	(amounts in thousands)
Checking Accounts	$194,448	$203,471	$(9,023)	-4.43%
Passbook Savings Accounts	52,084	48,146	3,938	8.18%
Certificate Accounts	250,291	239,461	10,830	4.52%

	$496,823	$491,078	$5,745	1.17%

The cost on average demand deposits (checking and savings accounts) for the nine-month period ended June 30, 2005 was 1.81%, up 15 basis points from 1.66% for the year ended September 30, 2004. The cost on average certificate accounts for the nine-month period ended June 30, 2005 was 2.85%, up 8 basis points from 2.77% for the year ended September 30, 2004.

FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. The Company also relies upon FHLB advances as a source to fund assets. At June 30, 2005, FHLB advances totaled $148.71 million, with an average cost of 3.36% compared to $153.90 million, with an average cost of 3.05% at September 30, 2004. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Bank at June 30, 2005, estimates that an additional $71.53 million of funding is available from FHLB advances.

Accrued expenses and other liabilities - Accrued expenses and other liabilities includes items such as the Company’s accrual for income taxes, accrual for annual retirement plan contribution, dividends payable, accounts payable, escrowed taxes and insurance and other miscellaneous obligations that may occur during the normal course of business. Accrued expenses and other liabilities increased $0.90 million or 29.3% during the nine-month period ended June 30, 2005 to $3.96 million from $3.06 million at September 30, 2004. The increase in accrued expenses and other liabilities is primarily due to a $0.6 million accrual for the annual contribution to the employee’s retirement plan.

Stockholders’ equity - The Company’s book value per share was $11.33 at June 30, 2005 compared to $11.31 at September 30, 2004. The Company’s average capital ratio, average capital to average assets, was 7.14% for the nine months ended June 30, 2005 compared to 7.11% for the year ended September 30, 2004. The increase in stockholders’ equity at June 30, 2005 compared to September 30, 2004, was primarily the result of net income for the nine-month period ended June 30, 2005; which was partially offset by the change in accumulated other comprehensive loss on securities, dividends declared and unearned ESOP shares.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). As of June 30, 2005, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2005, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Tangible capital to tangible assets	$48,216	6.85%	$10,563	1.50%	N/A	N/A
Core capital to adjusted tangible assets	$48,216	6.85%	$28,167	4.00%	$35,209	5.00%
Total capital to risk weighted assets	$51,454	12.17%	$33,815	8.00%	$42,268	10.00%
Tier I capital to risk weighted assets	$48,216	11.41%	$16,907	4.00%	$25,361	6.00%

Net interest income – The low interest rate environment has decreased the yield on average interest-earning assets 3 basis points when comparing the nine-month period ended June 30, 2005 to the nine-month period ended June 30, 2004. The cost on the variable trust preferred liability has increased 84 basis points when comparing the nine-month period ended June 30, 2005 to the nine-month period ended June 30, 2004. This increase caused the cost on total interest-bearing liabilities to increase 26 basis points. The Company’s net interest rate spread was 2.76% for the nine-month period ended June 30, 2005 compared to 3.05% for the nine-month period ended June 30, 2004. Net interest margin was 2.62% for the nine-month period ended June 30, 2005 compared to 2.98% for the nine-month period ended June 30, 2004.

The following tables summarize rates, yields and balances of average assets and liabilities for the periods indicated:

Average Balance Sheets (Dollars in Thousands)

	Three Months Ended June 2005			Three Months Ended June 2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$377,307	$5,877	6.23%	$386,123	$5,881	6.09%
Investment securities	277,677	3,182	4.58%	264,789	2,822	4.26%

Total interest- earning assets	654,984	9,059	5.53%	650,912	8,703	5.35%

Noninterest-earning cash	33,713			24,489
Other noninterest- earning assets	47,315			43,451

Total assets	$736,012			$718,852

Interest-bearing liabilities:
Demand deposits	$252,913	$1,194	1.89%	$280,405	$1,079	1.54%
Time deposits	250,291	1,928	3.08%	231,922	1,566	2.70%
Borrowed funds (3)	157,581	1,376	3.49%	135,241	981	2.90%
Trust Preferred	16,956	364	8.59%	16,935	319	7.53%

Total interest- bearing liabilities	677,741	4,862	2.87%	664,503	3,945	2.37%

Noninterest-bearing liabilities (4)	5,696			4,428

Total liabilities	683,437			668,931

Stockholders’ equity	52,575			49,921

				.
Total liabilities and stockholders’ equity	$736,012			$718,852

Net interest income		$4,197			$4,758

Net interest rate spread (5)			2.66%			2.98%

Interest-earning assets and net interest margin (6)	$654,984		2.56%	$650,912		2.92%

Ratio of average interest- earning assets to average interest-bearing liabilities			96.64%			97.95%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Average Balance Sheets (Dollars in Thousands)

	Nine Months Ended June 2005			Year Ended September 2004			Nine Months Ended June 2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$368,939	$17,192	6.20%	$388,679	$23,998	6.17%	$388,440	$18,041	6.18%
Investment securities	276,746	9,369	4.50%	267,114	12,082	4.52%	271,992	9,258	4.53%

Total interest- earning assets	645,685	26,561	5.47%	655,793	36,080	5.50%	660,432	27,299	5.50%

Noninterest-earning cash	45,696			33,341			33,088
Other noninterest-earning assets	46,489			44,009			43,835

Total assets	$737,870			$733,143			$737,355

Interest-bearing liabilities:
Demand deposits	$256,804	$3,494	1.81%	$287,682	$4,765	1.66%	$298,095	$3,708	1.65%
Time deposits	250,291	5,359	2.85%	247,504	6,855	2.77%	251,622	5,345	2.83%
Borrowed funds (3)	155,567	3,930	3.36%	123,107	3,751	3.05%	112,836	2,525	2.98%
Trust Preferred	16,951	1,057	8.29%	16,933	1,287	7.60%	16,930	948	7.45%

Total interest- bearing liabilities	679,613	13,840	2.71%	675,226	16,658	2.47%	679,483	12,526	2.45%

Noninterest-bearing liabilities (4)	5,577			5,793			5,741

Total liabilities	685,190			681,019			685,224

Stockholders’ equity	52,680			52,124			52,131

Total liabilities and stockholders’ equity	$737,870			$733,143			$737,355

Net interest income		$12,721			$19,422			$14,773

Net interest rate spread (5)			2.76%			3.04%			3.05%

Interest-earning assets and net interest margin (6)	$645,685		2.62%	$655,793		2.96%	$660,432		2.98%

Ratio of average interest- earning assets to average interest-bearing liabilities			95.01%			97.12%			97.20%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the nine-month period ended June 30, 2005, compared to the nine-month period ended June 30, 2004.

Rate/Volume Analysis (in thousands)

Nine-Month period ended June 30, 2005 vs. 2004

	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
Interest income:
Loan Receivable	$(1,207)	$78	$280	$(849)
Investment securities	216	(82)	(23)	111

Total interest-earning assets	(991)	(4)	257	(738)

Interest expense:
Deposits	(938)	715	23	(200)
Borrowed funds	1,273	440	(308)	1,405
Trust Preferred	2	142	(35)	109

Total interest-bearing liabilities	337	1,297	(320)	1,314

Net change in net interest income	$(1,328)	$(1,301)	$577	$(2,052)

Other income – Other income decreased 3.9% for the nine-month period ended June 30, 2005 compared to the nine-month period ended June 30, 2004. Other income decreased due to a decrease in gains on the sale of loans and branches and a decrease in net trading gains which were partially offset by increases in the gain on sale of securities, fees and service charges and other income. The increase in deposits contributed to an increase in service fees and charges for the nine months ended June 30, 2005 compared to the same period last year. The change in market value of the trading securities contributed $0.01 million to other income for the nine-month period ended June 30, 2005, a 97.1% decrease compared to the $0.24 million during the same period last year. Other income increased due to the higher dividend rate received on Federal Home Loan Bank stock during the nine months ended June 30, 2005 compared to the same period last year.

Operating expense - The increase in total operating expense was primarily due to the increases in advertising and donations expense and in professional fees. Advertising expenses during the nine-month period ended June 30, 2005 increased $0.47 million, as the Company hired an outside advertising firm instead of handling advertising internally; professional fees increased $0.19 million during the nine-month period ended June 30, 2005 compared to the same period last year. These increases were partially offset by the decrease in expenses associated with REO and other repossessed assets and management’s ongoing efforts to monitor expenses and increase efficiency.

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

At June 30, 2005, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At June 30, 2005, the Company had no interests in non-consolidated special purpose entities. At June 30, 2005, commitments included:

Total approved loan origination commitments outstanding were $9.57 million, including $2.76 million in loans committed to sell.

Rate lock agreements with customers of $5.21 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $6.34 million.

Total unused lines of credit of $24.86 million.

Outstanding letters of credit of $0.62 million.

Total certificates of deposit scheduled to mature in one year or less of $164.27 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $2.76 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at June 30, 2005.

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

The Company may also have liabilities under certain contractual agreements contingent upon occurrence of certain events. The following table presents, as of June 30, 2005, the future payments on our significant contractual obligations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan rate lock agreements	$5,211	$5,211	$—	$—	$—
Operating lease obligations	471	116	231	106	18
Certificates of deposit maturities	250,291	164,268	53,277	32,746	—
FHLB advances maturities	148,710	51,766	85,505	5,126	6,313

Total contractual obligations	$404,683	$221,361	$139,013	$37,978	$6,331

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2005 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding. As reported in foot note eight of the Notes to Condensed Consolidated Financial Statements, the Company made a loan to the ESOP during the nine months ended June 30, 2005 to purchase an aggregate of up to $1 million of Company stock. The Employee Stock Ownership Plan, an affiliated purchaser, made purchases of Company stock during the quarter ended June 30, 2005 as shown in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month of April 2005	—	$0.00	N/A	$0.7 Million
Month of May 2005	—	$0.00	N/A	$0.7 Million
Month of June 2005	9,100	$14.49	N/A	$0.5 Million

Total	9,100	$14.49	N/A	$0.5 Million

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

POCAHONTAS BANCORP, INC.

Date: August 12, 2005	/s/ Dwayne Powell
Dwayne Powell
President and Chief Executive Officer

Date: August 12, 2005	/s/ Terry Prichard
Terry Prichard
Chief Financial Officer