Form 10-K
period 2005-09-30
POCAHONTAS BANCORP INC
filed 2005-12-23
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2005.

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

YES               NO     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                       NO         X    .

As of December 20, 2005, there were issued and outstanding 4,641,717 shares of the Registrant’s Common Stock. Such shares were listed on the NASDAQ National Market System.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on December 20, 2005, was $35,405,621. This amount does not include shares held by the Employee Stock Ownership Plan of First Community Bank (the Registrant’s subsidiary), by executive officers and directors, and by the Registrant as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Part II of Form 10-K – Annual Report to Stockholders for the fiscal year ended September 30, 2005.

2. Part III of Form 10-K – Proxy Statement for the 2005 Annual Meeting of Stockholders.

POCAHONTAS BANCORP, INC.

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

On June 18, 2002, the Company acquired North Arkansas Bancshares, Inc., the holding company for Newport Federal Savings Bank, for $15.00 per share, or $4.3 million in the aggregate in a stock-for-stock exchange. Newport Federal Savings Bank was a savings bank located in Newport, Arkansas, with $37.0 million in total assets at September 30, 2001.

On October 11, 2002, the Company sold its banking offices in Carlisle and England, Arkansas, to the Bank of England.

On April 30, 2003, the Company acquired Marked Tree Bancshares (“Marked Tree”) and its bank subsidiary, Marked Tree Bank, in a stock transaction valued at approximately $3.2 million. The transaction was structured as a tax-free reorganization whereby Marked Tree stockholders received 103.1004 shares of Company stock for each outstanding share of Marked Tree stock. Marked Tree was headquartered in Marked Tree, Arkansas and operated one full-service banking office. At April 30, 2003, Marked Tree had total assets of $32.6 million.

On August 15, 2003, the Company sold its banking offices in Brinkley, Arkansas, to the Bank of Brinkley.

On March 5, 2004, the Company sold its banking offices in Strawberry, Arkansas, to the Bank of Cave City.

The Bank is a community-oriented federally chartered savings and loan association regulated by the OTS, which operates 21 full-service offices in its market area consisting of Northeast Arkansas and Tulsa County Oklahoma. The Bank opened three new branch locations during fiscal 2005. Two of the new branch locations were in northeast Arkansas (one in Jonesboro and the other in Paragould), and the third location was opened in Broken Arrow, Oklahoma. Additionally, we expect to open another branch in Jonesboro which will be located at a new mall scheduled to open in 2006. The Bank is primarily engaged in the business of originating single-family residential mortgage loans, commercial real estate loans and commercial business loans funded with deposits and Federal Home Loan Bank (“FHLB”) advances.

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

Employees

The Company and its affiliates employed 208 full-time equivalent employees at September 30, 2005, compared to 200 and 221 at September 30, 2004 and 2003, respectively. The increase in the number of full-time equivalent employees in fiscal 2005 was the result of the opening of three new branch locations during the year. The decrease during fiscal 2004 was primarily the result of management’s efforts to improve efficiency and stream line operations. We believe that we have been successful in attracting quality employees, and that our employee relations are good.

Available Information

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available as soon as reasonably practicable free of charge on or through its website located at www.fcb-online.com after filing with the United States Securities and Exchange Commission.

Competition

The Bank faces strong competition both in attracting deposits and in originating loans. Competitors for deposits include thrift institutions, commercial banks, credit unions, money market funds, and other investment alternatives, such as mutual funds, full service and discount broker-dealers, brokerage accounts, and savings bonds or other government securities. Primary competitive factors include convenience of locations, variety of deposit or investment options, rates or terms offered, and quality of customer service.

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

Lending Activities

Loan Portfolio Composition.    The Bank’s net loan portfolio including loans held for sale, consists primarily of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate loans. At September 30, 2005, the Bank’s net loan portfolio including loans held for sale totaled $429.6 million, of which $136.5 million, or 31.8% were single-family residential real estate mortgage loans, $8.8 million, or 2.0% were multifamily residential real estate loans, $20.2 million, or 4.7% were agricultural real estate loans, and $135.8 million, or 31.6%, were commercial real estate loans (including land loans). Additionally, the Bank’s loans at September 30, 2005 included commercial business loans (i.e., crop production, equipment and inventory loans), which totaled $80.7 million, or 18.8%, of the Bank’s net loan portfolio as of September 30, 2005. Other loans, including automobile loans and loans collateralized by deposit accounts totaled $58.4 million, or 13.6% of the Bank’s net loan portfolio as of September 30, 2005. The composition of the Bank’s loan portfolio has changed during the last five years due to acquisitions, with a larger percentage of loans in commercial real estate and non-real estate loans. These acquisitions of other depository institutions have increased commercial and non-real estate loans by $145.5 million as of the dates of the acquisitions and provided the basis for subsequent originations of other commercial and non-real estate loans.

Analysis of Loan Portfolio

Set forth below is selected data relating to the composition of the Bank’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

	At September 30
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$136,496	31.8%	$128,072	33.4%	$139,365	35.8%	$188,113	46.1%	$175,977	50.4%
Multifamily residential	8,812	2.0	2,393	0.6	1,384	0.4	1,194	0.3	826	0.2
Agricultural	20,190	4.7	17,915	4.7	20,467	5.3	17,342	4.2	14,386	4.1
Commercial	135,811	31.6	135,326	35.2	113,855	29.2	91,298	22.4	73,282	21.0

Total real estate loans	301,309	70.1%	283,706	73.9%	275,071	70.7	297,947	73.0	264,471	75.7
Other loans:
Savings account loans	6,279	1.5	5,571	1.5	6,538	1.7	6,808	1.7	5,166	1.5
Commercial business (1)	80,695	18.8	57,045	14.9	67,747	17.3	64,524	15.8	65,432	18.8
Other (2)	52,150	12.1	44,409	11.6	47,354	12.2	46,459	11.4	17,551	5.0

Total other loans	139,124	32.4	107,025	28.0	121,639	31.2	117,791	28.9	88,149	25.3

Total loans receivable	440,433	102.5	390,731	101.9	396,710	101.9	415,738	101.9	352,620	101.0
Less:
Undisbursed loan proceeds	7,456	1.7	2,942	0.8	3,413	0.9	4,243	1.0	416	0.1
Unearned discount and net deferred loan fees	172	0.1	214	0.1	227	0.1	209	0.1	286	0.1
Allowance for loan losses	3,209	0.7	3,765	1.0	4,068	0.9	3,205	0.8	2,542	0.8

Total loans receivable, net	$429,596	100.0%	$383,810	100.0%	$389,002	100.0%	$408,081	100.0%	$349,376	100.0%

(1)	Includes crop-production loans, livestock loans and equipment loans.
(2)	Includes second mortgage loans, unsecured personal lines of credit and automobile loans.

Loan Maturity Schedule.    The following table sets forth certain information as of September 30, 2005, regarding the dollar amount of gross loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	Within 1 Year	1-3 Years	3-5 Years	5-10 Years	10-20 Years	Beyond 20 Years	Total
	(In Thousands)
Fixed rate loans	$87,247	$90,975	$102,282	$29,839	$23,042	$12,414	$345,799
Variable rate loans	$11,814	$14,951	$10,951	$5,433	$17,964	$33,521	$94,634

Total	$99,061	$105,926	$113,233	$35,272	$41,006	$45,935	$440,433

The following table sets forth at September 30, 2005, the dollar amount of all fixed rate and adjustable rate loans due after September 30, 2006.

	Fixed	Adjustable	Total
	(in Thousands)
Single family residential	$64,929	$57,049	$121,978
Multifamily residential	6,846	296	$7,142
Agricultural	15,949	211	$16,160
Commercial	107,279	10,011	$117,290
Commercial Business	20,365	15,100	$35,465
Other	43,184	153	$43,337

Total:	$258,552	$82,820	$341,372

Single-Family Residential Real Estate Loans.    One of the Bank’s primary lending activities is the origination of single-family, owner-occupied, residential mortgage loans collateralized by properties located in the Bank’s market area. The Bank generally does not originate single-family residential loans collateralized by properties outside of its market area. However, the Bank has been an active purchaser of single-family loans from outside the Bank’s primary market area. At September 30, 2005, the Bank had $136.5 million, or 31.8%, of its total net loan portfolio invested in single-family residential mortgage loans, most of which were collateralized by properties located in the Bank’s market area or in counties contiguous with the Bank’s market area.

The Bank’s single-family, fixed rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans for resale in the secondary mortgage market. The Bank generally retains adjustable rate mortgage (“ARM”) loans that it originates. Whether the Bank can or will sell fixed rate loans, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank’s current interest rate risk analysis. At September 30, 2005, loans held for sale were $3.1 million, at September 30, 2004, loans held for sale were $1.5 million, and at September 30, 2003 loans held sale were $3.1 million. During the fiscal years ended September 30, 2005 and 2004, the Bank sold into the secondary market $54.5 million and $64.6 million, respectively, of single-family, fixed rate, residential mortgage loans, generally from current period originations. The Bank retained the servicing rights on $19.5 million and $24.7 million of loans sold to Fannie Mae in fiscal years 2005 and 2004, respectively. The servicing rights asset, which was $0.6 million and $0.7 million as of September 30, 2005 and 2004, respectively, was included in other assets in the Company’s consolidated financial statements.

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

The Bank’s ARM loans are generally for terms of 30 years, with interest rates that adjust annually. The Bank establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. The Bank’s current index on its ARM loans is the one-year constant maturity treasury (“CMT”) rate for one-year ARM loans, a three-year CMT rate for three-year ARM loans, and a five-year CMT rate for five-year ARM loans, plus a range of margin of 200 to 300 basis points, subject to change based on market conditions. The Bank determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated.

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

Multifamily Residential Real Estate Loans.    Although the Bank does not emphasize multifamily residential loans and has not been active recently in this area, the Bank has originated loans collateralized by multifamily residential real estate. Such loans constituted approximately $8.8 million, or 2.0% of the Bank’s total net loan portfolio at September 30, 2005, compared to $2.4 million, or 0.6% of the Bank’s total net loan portfolio at September 30, 2004, $1.4 million, or 0.4% of the Bank’s total net loan portfolio at September 30, 2003, $1.2 million, or 0.3% of the Bank’s total net loan portfolio at September 30, 2002, and $0.8 million, or 0.2%, of the Bank’s total net loan portfolio at September 30, 2001. The Bank’s multifamily real estate loans are primarily collateralized by multifamily residences, such as apartment buildings. Multifamily residential real estate loans are offered with fixed and adjustable interest rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed interest rate loans generally have five-to-seven-year terms with a balloon payment based on a 15 to 25 year amortization schedule.

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

Agricultural Real Estate Loans.    In recent years the Bank has increased its originations of agricultural real estate loans for the purchase of farmland in the Bank’s market area. Loans collateralized by farmland constituted approximately $20.2 million, or 4.7% of the Bank’s total net loan portfolio at September 30, 2005, compared to $17.9 million or 4.7%, $20.5 million, or 5.3%, $17.3 million, or 4.2%, and $14.4 million, or 4.1%, of the Bank’s total net loan portfolio at September 30, 2004, 2003, 2002, and 2001, respectively.

Agricultural mortgage loans have various terms up to 5 years with a balloon payment based on amortization schedules up to 20 years. Such loans are originated with fixed rates and generally include personal guarantees. The loan-to-value ratio on agricultural mortgage loans is generally limited to 75%. The Bank earns higher yields on agricultural mortgage loans than on single-family residential mortgage loans. Agricultural related lending, however, involves a greater degree of risk than single-family residential mortgage loans because of the typically larger loan amounts and a somewhat more volatile market. In addition, repayments on agricultural mortgage loans are substantially dependent on the successful operation or management of the farm property collateralizing the loan, which is affected by many factors, such as weather and changing market prices, outside the control of the borrower.

Commercial Real Estate Loans.    Loans collateralized by commercial real estate, including land loans, constituted approximately $135.8 million, or 31.6% of the Bank’s total net loan portfolio at September 30, 2005, compared to $135.3 million, or 35.2%, $113.9 million, or 29.2%, $91.3 million, or 22.4%, $73.3 million, or 21.0%, of the Bank’s total net loan portfolio at September 30, 2004, 2003, 2002, and 2001, respectively. The Bank’s commercial real estate loans are collateralized by property such as office buildings, retail buildings, churches and other nonresidential buildings. At September 30, 2005, substantially all of the Bank’s commercial real estate loans were collateralized by properties located within the Bank’s market area.

Commercial real estate loans currently are offered primarily with fixed rates and are structured in a number of different ways depending upon the circumstances of the borrower and the nature of the project. Fixed rate loans generally have five-to-seven year terms with a balloon payment based on a 15 to 25 year amortization schedule.

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

Commercial Business Loans.    In recent years, the Bank has emphasized the origination of commercial business loans, which include equipment, inventory and crop production loans. Such loans comprised $80.7 million, or 18.8% of the Bank’s total net loan portfolio at September 30, 2005, as compared to $57.0 million, or 14.9%, $67.7 million, or 17.3%, $64.5 million, or 15.8%, and $65.4 million, or 18.8%, of the Bank’s total net loan portfolio at September 30, 2004, 2003, 2002, and 2001, respectively. Commercial business loans are offered primarily on a fixed rate basis with maturities generally of less than five years.

As with agricultural real estate loans, agricultural operating loans involve a greater degree of risk than residential mortgage loans because the payments on such loans are dependent on the successful operation or management of the farm property for which the operating loan is utilized. See “Agricultural Real Estate Loans” for the various risks associated with agricultural operating loans.

Other Loans.    The Bank originates various consumer loans, including automobile, deposit account loans and second mortgage loans, principally in response to customer demand. As of September 30, 2005, such loans totaled $58.4 million, or 13.6% of the Bank’s total net loan portfolio as compared to $50.0 million, or 13.1%, $53.9 million, or 13.9%, $53.3 million, or 13.1%, and $22.7 million, or 6.5%, of the Bank’s total net loan portfolio as of September 30, 2004, 2003, 2002, and 2001, respectively. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

Origination, Purchase and Sale of Loans and Mortgage-Backed Securities.    The table below shows the Bank’s originations, purchases and sales of loans, including loans held for sale, and mortgage-backed securities for the periods indicated.

	Year Ended September 30
	2005	2004	2003	2002	2001
	(In Thousands)
Total loans receivable, net at beginning of year	$383,810	$389,002	$408,081	$349,376	$234,417
Loans originated:
Real estate:
Single-family residential	95,206	91,256	87,843	93,072	37,264
Multifamily residential	4,600	1,305	313	—	—
Commercial	50,772	60,409	55,255	41,130	28,367
Agricultural	5,396	32,188	39,287	27,100	920
Other:
Commercial business	58,929	12,855	19,140	18,324	24,305
Savings account loans	4,246	2,647	5,102	6,310	3,387
Other	37,698	25,856	18,462	22,558	27,234

Total loans originated	256,847	226,516	225,402	208,494	121,477
Loans purchased	5,900	9,721	20,041	76,676	139,094
Loans sold	(54,550)	(64,604)	(79,097)	(28,469)	(21,786)
Loans transferred to REO	(2,185)	(2,707)	(2,119)	(2,312)	(1,603)
Loans to facilitate the sale of REO	(852)	(1,150)	(1,533)	(1,471)	(806)
Loan repayments	(159,838)	(170,241)	(182,495)	(194,449)	(121,571)
Other loan activity (net) (1)	464	(2,727)	722	236	154

Total loans receivable, net at end of year	$429,596	$383,810	$389,002	$408,081	$349,376

Mortgage-backed securities, net at beginning of year	$218,467	$216,072	$104,835	$37,090	$86,930
Purchases	53,111	105,054	239,594	106,121	400
Sales	(48,615)	(31,085)	(88)	(19,256)	(41,459)
Fair value adjustment	(2,818)	(1,922)	(1,024)	745	2,144
Repayments	(44,675)	(69,514)	(127,375)	(20,183)	(11,194)
Discount amortization	(281)	(138)	130	318	269

Mortgage-backed and related securities, net at end of year	$175,189	$218,467	$216,072	$104,835	$37,090

Total loans receivable, net, and mortage-backed and related securities, net, at end of year	$604,785	$602,277	$605,074	$512,916	$386,466

(1)	Includes provisions for loan losses and amortization of deferred loan fees.

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

The following table sets forth the aggregate amount of the Bank’s classified assets at the dates indicated.

	At September 30
	2005	2004	2003	2002	2001
	(In Thousands)
Substandard assets	$5,376	$7,826	$8,150	$4,166	$5,435
Doubtful assets	253	600	915	—	597

Total classified assets	$5,629	$8,426	$9,065	$4,166	$6,032

Non-performing Loans, Allowance for Loan Losses and Loan Loss Provisions.     The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in the Bank’s loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans on which full collection may not be reasonably assured, considers among other matters, the estimated value of collateral, cash flow analysis, historical loan loss experience, and other factors that warrant recognition in providing allowances.

During the fiscal years ended September 30, 2005, 2004, 2003, 2002, and 2001, the Bank added $525,000, $3,900,000, $2,595,000, $900,000, and $200,000, respectively, to its allowance for loan losses. The Bank’s allowance for loan losses totaled $3.2 million, or 0.7% of total loans, $3.8 million, or 1.0% of total loans, $4.1 million, or 1.0% of total loans, $3.2 million, or 0.8% of total loans, and $2.5 million, or 0.7% of total loans, at September 30, 2005, 2004, 2003, 2002, and 2001, respectively. Net charge offs totaled $1.1 million or 0.2% of total loans, $4.2 million or 1.1% of total loans, $2.1 million or 0.5% of total loans, $1.1 million or 0.3% of total loans, and $0.9 million or 0.3% of total loans for the years ended September 30, 2005, 2004, 2003, 2002, and 2001, respectively. Total nonperforming loans decreased $0.8 million to $3.9 million at September 30, 2005 from $4.7 million at September 30, 2004, compared to the decrease of $0.9 in 2004 from $5.6 million at September 30, 2003. Based on presently available information, management believes that the current allowance for loan losses is adequate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the last five fiscal years, the Company has completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $3.9 million in nonperforming loans as of September 30, 2005, $0.8 million, or 20.5% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $0.2 million due to the acquisitions. We believe that the increase in non-performing commercial loans was a result of a lower quality of underwriting and collection efforts at the acquired institutions prior to the Company’s acquisition of the institutions compared to the Company’s underwriting and collection efforts. Approximately $2.0 million of loan loss allowance on the loans was transferred with these bank acquisitions. Total charge offs for fiscal years 2001 – 2005 totaled $10.8 million with $5.2 million or 48.2% of charge offs recorded in connection with the loans acquired in these acquisitions.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Non-accrual loans decreased $0.8 million or 17.0% to $3.9 million at September 30, 2005 from $4.7 million at September 30, 2004. The interest income not recognized by the Company on the non-accrual loans was $0.4 million, $0.5 million, $0.4 million, $0.3 million, and $0.4 million, for the years ended September 30, 2005, 2004, 2003, 2002, and 2001, respectively. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding non-accrual loans (nonperforming loans) and real estate owned by the Bank at the dates indicated.

	At September 30
	2005	2004	2003	2002	2001
	(Dollars In Thousands)
Nonperforming loans:
Single-family residential real estate	$2,644	$1,540	$2,383	$1,744	$1,883
Agriculture real estate	386	1,014	66	94	—
Commercial real estate	581	1,726	1,919	452	2,988
Commercial non real estate	178	233	764	489	1,121
Other loans	147	153	478	404	333

Total nonperforming loans	3,936	4,666	5,610	3,183	6,325
Total real estate owned and repossessed assets (1)	349	619	802	1,707	1,334

Total nonperforming assets	$4,285	$5,285	$6,412	$4,890	$7,659

Total nonperforming loans to net loans receivable	0.92%	1.22%	1.43%	0.78%	1.81%
Total nonperforming loans to total assets	0.53%	0.65%	0.73%	0.52%	1.30%
Total nonperforming assets to total assets	0.58%	0.73%	0.84%	0.79%	1.58%

(1)	Net of valuation allowances

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

Analysis of the Allowance for Loan Losses.    The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30
	2005	2004	2003	2002	2001
	(Dollars In Thousands)
Total loans receivable	$440,433	$390,731	$396,710	$415,738	$352,620
Average net loans outstanding	381,390	388,679	391,588	353,585	265,182
Allowance balances (at beginning of year)	3,765	4,068	3,205	2,542	1,682
Provision for losses:	525	3,900	2,595	900	200
Balance transferred at acquisition*	—	—	355	836	1,595
Charge-offs:
Single Family	(374)	(601)	(397)	(239)	(237)
Agriculture	(31)	(87)	(129)	—	(2)
Commercial real estate	(711)	(858)	(211)	(32)	(221)
Commercial business	(864)	(2,418)	(378)	(692)	(385)
Other	(329)	(681)	(1,089)	(174)	(103)
Recoveries:
Single Family	104	6	6	1	2
Agriculture	8	17	—	—	—
Commercial real estate	217	104	27	6	2
Commercial business	769	189	—	5	—
Other	130	126	84	52	9

Allowance balance (at end of year)	$3,209	$3,765	$4,068	$3,205	$2,542

Allowance for loan losses as a percent of total loans receivable at end of year	0.73%	0.96%	1.03%	0.77%	0.72%
Loans charged off as a percent of average net loans outstanding	0.61%	1.20%	0.56%	0.32%	0.36%
Ratio of allowance for loan losses to total nonperforming loans at end of year	81.53%	80.69%	72.51%	100.69%	40.19%
Ratio of allowance for loan losses to total nonperforming assets at end of year	74.89%	71.24%	63.44%	65.54%	33.19%

*Marked	Tree Bancshares in 2003, People’s Bank and North Arkansas Bancshares in 2002, and First Community Bank in 2001

Allocation of Allowance for Loan Losses.    The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

	At September 30
	2005		2004		2003		2002		2001
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Single Family	$736	29.3%	$601	31.5%	$705	33.8%	$1,445	45.1%	$1,279	50.3%
Multi Family	—	2.0	34	0.6	20	0.4	10	0.3	5	0.2
Agriculture real estate	188	4.7	493	4.7	395	5.3	135	4.2	104	4.1
Commercial real estate	748	31.6	1,435	35.2	1,606	29.2	718	22.4	534	21.0
Commercial business	1,352	18.8	977	14.9	1,108	17.4	506	25.8	582	22.9
Other Loans	185	13.6	225	13.1	234	13.9	391	12.2	38	1.5

Total allowance for loan losses	$3,209	100.0%	$3,765	100.0%	$4,068	100.0%	$3,205	100.0%	$2,542	100.0%

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

Set forth below is selected data relating to the composition of the Bank’s mortgage-backed securities portfolio as of the dates indicated.

	At September 30
	2005		2004		2003		2002		2001
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage-backed securities:
Adjustable	$—	0.0%	$12,180	5.6%	$15,179	7.0%	$14,075	13.4%	$796	2.1%
Fixed	175,189	100.0%	206,287	94.4%	200,893	93.0%	90,760	86.6%	36,294	97.9%

Total mortage-backed securities, net	$175,189	100%	$218,467	100%	$216,072	100%	$104,835	100%	$37,090	100%

At September 30, 2005, mortgage-backed securities aggregated $175.2 million, or 23.6% of the Bank’s total assets. At September 30, 2005, $98.5 million of the Bank’s mortgage-backed securities were classified as available-for-sale, and $76.7 million of the Bank’s mortgage-backed securities were classified as held-to-maturity.

Other Investment Securities.    The Bank’s investment portfolio, excluding mortgage-backed securities, FHLB stock, and trading securities, consists of obligations of the United States Government treasuries and agencies thereof, municipal bonds, corporate bonds, mutual funds, interest-earning deposits in other institutions and equity investments. The carrying value of this portion of the Bank’s investment portfolio totaled $54.2 million, $28.4 million, $82.9 million, $20.6 million, and $39.4 million at September 30, 2005, 2004, 2003, 2002, and 2001, respectively. At September 30, 2005, $1.8 million of the Bank’s investment securities, excluding mortgage-backed securities, had a remaining term to maturity of one year or less, and $23.5 million had a remaining term to maturity of five years or less. During the year ended September 30, 2004, the Company analyzed the classification of securities and subsequently transferred $86.1 million of securities from available-for-sale to held-to-maturity.

The following table sets forth the composition of the Bank’s investments as of the dates indicated.

	At September 30
	2005	2004	2003	2002	2001
	(Dollars In Thousands)
Investment securities:
Mortgage-backed securities	$175,189	$218,467	$216,072	$104,835	$37,090
Corporate bonds	—	—	14,269	3,814	2,014
U.S. Government treasury obligations	19,844	—	4,171	—	1,951
U.S. Government agency obligations	4,000	4,442	39,105	3,648	13,803
Trust preferred securities	—	—	—	—	4,040
Municipal bonds	29,403	22,934	24,351	13,167	12,537
Equity securities	—	—	—	—	5,040
Mutual fund	976	990	1,005	—	—

Total investment securities	229,412	246,833	298,973	125,464	76,475
FHLB stock	7,962	7,926	5,584	2,126	3,787

Total investments	$237,374	$254,759	$304,557	$127,590	$80,262

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

Investment Portfolio Maturities    The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s investment securities at September 30, 2005.

	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Market Value	Average Life in Years	Annualized Weighted Average Yield
Investment securities:
U.S. Government Agency Securities	$—	0.00%	$—	0.00%	$—	0.00%	$4,000	3.88%	$4,000	$3,926	7.72	3.88%
U.S. Government Treasury Securities	—	0.00%	$19,844	3.78%	—	0.00%	—	0.00%	19,844	19,711	1.90	3.78%
State and municipal obligations (1)	801	2.72%	3,628	3.21%	8,887	4.04%	16,087	4.47%	29,403	29,506	4.65	4.14%
CMOs (2)	—	0.00%	—	0.00%	—	0.00%	24,910	3.80%	24,910	24,065	1.43	3.80%
Mortgage-backed securities	—	0.00%	—	0.00%	115,717	3.90%	34,562	4.26%	150,279	149,031	3.38	3.99%
Mutual Fund	976	3.74%	—	0.00%	—	0.00%	—	0.00%	976	976	4.45	3.74%

Total investment securities	1,777	3.28%	23,472	3.21%	124,604	3.91%	79,559	4.14%	229,412	227,215		3.92%

FHLB stock									7,962	7,962

Accrued interest on investments									1,050	1,050

Total investment securities, including accrued interest									$238,424	$236,227

(1)	The yield on these tax-exempt obligations has not been compiled on a tax-equivalent basis.
(2)	The average life in years is based on actual stated maturities; however, management anticipates a shorter life on these securities.

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

Time Deposit Rates.    The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

	At September 30
	2005	2004	2003	2002	2001
	(In Thousands)
Rate
0.00-1.99%	$226	$63,971	$57,083	$12,997	$2,167
2.00-2.99%	58,234	105,611	35,416	95,895	683
3.00-3.99%	126,083	38,744	130,930	126,881	32,369
4.00-5.99%	82,428	28,429	47,239	85,244	154,585
6.00-7.99%	815	2,482	4,013	11,165	43,252
8.00-9.99%	—	224	223	225	225

Total	$267,786	$239,461	$274,904	$332,407	$233,281

Time Deposit Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2005.

	Maturity
	3 months or less	3 to 6 months	6 to 12 months	Over 12 months	Total
	(In Thousands)
Certificate of Deposit less than $100,000	$28,192	$25,930	$51,590	$46,806	$152,518
Certificate of Deposit greater than or equal to $100,000	15,503	12,998	42,707	44,060	$115,268

Total Certificates of Deposit	43,695	38,928	94,297	90,866	267,786

Borrowings

Deposits of the Bank are a significant source of funds as are short term and long term advances from the FHLB. FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 2005, the Bank’s FHLB advances totaled $148.6 million.

The following table sets forth certain information regarding borrowings by the Bank during the years ended September 30:

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars In Thousands)
Weighted average rate paid on: (1)
FHLB advances	3.41%	2.56%	3.13%	3.70%	5.66%
Other borrowings (2)	0.00%	5.25%	5.25%	0.00%	5.38%
FHLB advances:
Maximum balance	$184,950	$159,337	$110,184	$73,316	$112,125
Average balance	$154,432	$123,107	$33,651	$36,713	$82,915
Other borrowings: (2)
Maximum balance	$—	$671	$284	$350	$2,650
Average balance	$—	$336	$284	$—	$1,598

(1)	Calculated using monthly weighted average interest rates.
(2)	Includes securities sold under agreements to repurchase and a loan assumed with the acquisition of Marked Tree Bancshares, Inc. in 2003. Other borrowings, as of September 30, 2003 are included in accrued expenses and other liabilities in the consolidated statement of financial condition.

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

For the year ended September 30, 2005, 2004, 2003, 2002 and 2001, interest expense incurred on the trust preferred securities totaled $1,440,363, $1,286,688, $1,292,519, $1,248,692 and $388,490, respectively. Such interest expense is shown under interest expense as a separate line item, in the consolidated statements of income and comprehensive income.

Subsidiaries’ Activities

The Bank is the wholly owned subsidiary of the Company. The Bank has three wholly owned subsidiaries, Sun Realty, Inc., P.F. Service, Inc., and Southern Mortgage Corporation. Sun Realty, Inc. and P.F. Service, Inc. are Arkansas corporations and both are substantially inactive. Southern Mortgage Corporation is a Tulsa, Oklahoma based lending company that primarily originates single family loans to sell into the secondary market.

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

As a federally chartered, SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the FHLB system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Registrant also is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and certain other matters. The OTS regularly examines the Registrant and the Bank and prepares a report for the consideration of the Bank’s Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.

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

Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders’ equity including retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the accumulated unrealized gains or losses on available-for-sale securities determined in accordance with SFAS No. 115 are excluded from the regulatory capital calculation. At September 30, 2005, the Bank had $14.2 million in goodwill and intangible assets and $2.5 million in accumulated unrealized losses on securities, which were excluded from the regulatory capital calculation.

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

Under the risk-based capital requirement, a savings association must maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2005, the Bank had no capital instruments that qualify as supplementary capital and $3.4 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

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

As of September 30, 2005, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as well-capitalized.

Qualified Thrift Lender Test.    All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association’s business and liquid assets not exceeding 20% of total assets) in qualifying thrift investments on a monthly average for nine out of every twelve months on a rolling basis. At September 30, 2005, the Bank met the test.

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

Community Reinvestment Act.    Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank was examined for CRA compliance in May 2004 and received a rating of “satisfactory”.

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

Mortgage Banking and Mortgage Servicing Rights.    The four federal banking agencies have jointly issued expanded examination and supervision guidance relating to mortgage banking and mortgage servicing rights. The guidance on mortgage banking activities and mortgage servicing rights highlights the banking agencies’ concerns about and provides guidance relating to mortgage banking activities, primarily in the valuation and hedging of mortgage servicing rights. The guidance states that institutions with significant exposure to mortgage related assets, especially mortgage servicing rights, should expect greater scrutiny of those assets during examinations, and additional capital may be required for institutions that fail to follow the practices set forth in the guidelines.

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

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, or entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these person based, in part on the Bank’s capital position, and requires approval procedures to be followed. At September 30, 2005, the Bank was in compliance with these regulations.

The Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2005, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

Federal Securities Laws

The Company’s common stock is registered with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

FEDERAL AND STATE TAXATION

Federal Taxation

Tax Bad Debt Reserves.    The Bank is subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the “Code”). Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, savings and loan associations and savings associations such as the Bank, which met certain tests prescribed by the Code were previously granted favorable provisions regarding deductions from taxable income for annual additions to their bad debt reserve. Most of these favorable provisions have been repealed for years beginning after December 31, 1995. As part of the repeal financial institutions were required to recapture the balances of excess tax bad debt reserves. The Bank was required to recapture its applicable reserves over a six year period, i.e. the balances of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a “large” bank, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture was allowed for a two-year period upon the Bank meeting a minimum level of mortgage lending for 1996 and 1997.

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

Banks and other financial institutions are still allowed to use the experience method for deducting bad debts under Code Section 585. However, “large” financial institutions may no longer be entitled to use the experience method of computing additions to their bad debt reserve. The definition of a large bank is one of which the quarterly average of the institution’s total assets, or the consolidated group of which it is a member, exceeds $500 million for the year. A large institution must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. Since the Bank is a large institution, it is required to use the direct write-off method.

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

Corporate Alternative Minimum Tax.    The Bank is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Bank’s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the interest on certain tax-exempt bonds issued after August 7, 1986. Also included is an addition of 75% of the adjusted current earnings (“ACE”). Computations of ACE include a recalculation of tax depreciation, additions for all tax-exempt income, and a reversal of the deduction for dividends paid to an ESOP. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income. The Company was not required to pay the alternative minimum tax for the fiscal year ended September 30, 2005.

The Bank has not had its income tax returns examined by the IRS or the State of Arkansas within the last three years. The Bank has not been audited by the IRS or the Arkansas State Revenue Department in recent years.

State Taxation

The State generally imposes income tax on thrift institutions computed at a rate of 6.5% of net earnings. For the purpose of the 6.5% income tax, net earnings are defined as the net income of the thrift institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, less (i) interest income from obligations of the United States, of any county, municipal or public corporation authority, special district or political subdivision, plus (ii) any deduction for state income taxes.

ITEM 2	PROPERTIES

The Bank conducts its business through its main office and 20 full-service branch offices located in nine counties in Northeast Arkansas and Tulsa County, Oklahoma. Each office is owned or leased by the Bank. The Company and the Bank believe that their facilities are adequate to meet their current and immediately foreseeable needs.

The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 2005. The aggregate net book value of the Bank’s premises and equipment was $16.7 million at September 30, 2005.

Main Office:

1700 E. Highland

Jonesboro, Arkansas

(Opened 2001)

Branch Offices:

Pocahontas Branch	Walnut Ridge Branch	Jonesboro Branch
203 W. Broadway	120 W. Main Street	625 S.W. Drive
Pocahontas, Arkansas	Walnut Ridge, Arkansas	Jonesboro, Arkansas
(Opened 1935)	(Opened 1968)	(Opened 1976)

Corning Branch	Highland Branch	Lake City Branch
309 Missouri Drive	1566 Highway 62	100 Cobean Blvd
Corning, Arkansas	Hardy, Arkansas	Lake City, Arkansas
(Opened 1983)	(Opened 1983)	(Opened 1998)

Hardy Branch	Pocahontas Branch	Pocahontas Wal-Mart Branch
101 W. Main Street	205 Rice Street	1415 Hwy 67 South
Hardy, Arkansas	Pocahontas, Arkansas	Pocahontas, Arkansas
(Opened 1998)	(Opened 2001)	(Opened 1998)

Paragould Wal-Mart Branch	Jonesboro Branch	Tuckerman Branch
2802 W. Kingshighway	209 W. Washington.	106 E. Main Street
Paragould, Arkansas	Jonesboro, Arkansas	Tuckerman, Arkansas
(Opened 1999)	(Opened 2001)	(Opened 2001)

Swifton Branch	Newport Branch	Imboden Branch
101 Main Street	200 Olivia Drive	201 E 3rd Street
Swifton, Arkansas	Newport, Arkansas	Imboden, Arkansas
(Opened 2001)	(Opened 2002)	(Opened 2002)

Hoxie Branch	Marked Tree Branch	Jonesboro Branch
126 SW Texas	210 Frisco Street	3513 E Johnson Ave.
Hoxie, Arkansas	Marked Tree, Arkansas	Jonesboro, Arkansas
(Opened 2002)	(Opened 2003)	(Opened 2005)

Paragould Branch	Broken Arrow Branch
3104 West Kingshighway	3101 W Kenosha
Paragould, Arkansas	Tulsa, Oklahoma
(Opened 2005)	(Opened 2005)

ITEM 3	LEGAL PROCEEDINGS

The Company currently is not involved in any material legal proceedings. There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2005 to a vote of security holders.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Pages 4 and 32 of the Annual Report to Stockholders are herein incorporated by reference.

During the quarter ended September 30, 2005 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding. As reported in foot note fourteen of the Notes to Condensed Consolidated Financial Statements, the Company made a loan to the Employee Stock Ownership Plan (“ESOP”) during the year ended September 30, 2005 to purchase an aggregate of up to $1 million of Company stock. The ESOP, an affiliated purchaser, made purchases of Company stock during the quarter ended September 30, 2005 as shown in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month of July 2005	900	$14.80	N/A	$0.5 Million
Month of August 2005	261	$15.32	N/A	$0.5 Million
Month of September 2005	—	$0.00	N/A	$0.5 Million
Total	1,161	$14.92	N/A	$0.5 Million

ITEM 6	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Pages 1 through 3 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 5 through 13 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Page 14 through 15 of the Annual Report to Stockholders is herein incorporated by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 17 through 42 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Committee is composed of Directors Marcus Van Camp, N. Ray Campbell, and A. J. Baltz, Jr.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company has included the Code of Ethics as Exhibit 14 to this Form 10K. The Code of Ethics is available at the Company’s website, www.fcb-online.com, and will be provided, without charge, upon written request to the Corporate Secretary, 1700 E. Highland Drive, Jonesboro, AR 72401.

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

Set forth below is certain information as of September 30, 2005 regarding equity-based compensation plans for directors and executive officers of the Company, all of which have been approved by stockholders. The Company maintains no equity compensation plans that have not been approved by stockholders.

Plan	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of Securities remaining available for Issuance under plan
1994 Stock Option Plan	—	—	4,274
1998 Stock Option Plan	174,000	9.00	23,075
1998 Recognition and Retention Plan	—	—	35,707

Total	174,000	9.00	63,056

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Page 18 of the Proxy Statement is herein incorporated by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pages 18 and 19 of the Proxy Statement are herein incorporated by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(a)(3)    Exhibits

Regulation S-K Exhibit Number	Document	Sequential Page Reference to Prior Filing or Exhibit Number Attached Hereto	Number Where Attached Exhibits Are Located in This Form 10-K Report

2	Plan of Reorganization	Footnote (1)	Not Applicable

3(a)	Articles of Incorporation	Footnote (2)	Not Applicable

3(b)	Bylaws	Footnote (3)	Not Applicable

4	Instruments defining the rights of security holders, including debentures	Footnote (4)	Not Applicable

9	Voting trust agreement	None	Not Applicable

10(a)	Employment Agreement between First Community Bank and Dwayne Powell.	Footnote (5)	Not Applicable

10(b)	Stock Option Plan	Footnote (6)	Not Applicable

10(c)	Amended 401(k) Savings and Employee Stock Ownership Plan.	Footnote (7)	Not Applicable

10(d)	Restated Supplemental Retirement Income Agreement for Dwayne Powell	Footnote (8)	Not Applicable

10(e)	Amended and Restated Stock Option Plan	Footnote (9)	Not Applicable

10(f)	Agreement with Ralph P. Baltz amending his Director Supplemental Retirement Income Agreement	Footnote (10)	Not Applicable

10(g)	Agreement with Dwayne Powell amending his Director Supplemental Retirement Income Agreement	Footnote (11)	Not Applicable

11	Statement re: computation of per share earnings	Not Required	Not Applicable

12	Statement re: computation of ratios	Not Required	Not Applicable

13	Annual Report to Stockholders	13	Page 35

14	Code of Ethics	14	Page 73

16	Letter re: change in certifying accountants	None	Not Applicable
18	Letter re: change in accounting principles	None	Not Applicable
19	Previously unfiled documents	None	Not Applicable
21	Subsidiaries of Registrant	21	Page 74
22	Published report regarding matters submitted to vote of security holders	None	Not Applicable
23.1	Consent of Experts and Counsel	23.1	Page 75
24	Power of Attorney	None	Not Applicable
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	Page 76
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	Page 77
32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1	Page 78
32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2	Page 79

1)	Incorporated by reference from Exhibit 2 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.
2)	Incorporated by reference from Exhibit 3.1 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.
3)	Incorporated by reference from Exhibit 3.2 of the Form S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.
4)	Incorporated by reference from Exhibit 4 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.
5)	Incorporated by reference from Exhibit 10.3 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.
6)	Incorporated by reference from Exhibit A to the proxy statement dated September 16, 1998 for the Annual Meeting of Stockholders held on October 23, 1998.
7)	Incorporated by reference from Exhibit 10(e) of the S-4 Registration Statement, filed on January 31, 2003, Registration No. 333-102880.
8)	Incorporated by reference from Exhibit 10.6 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.
9)	Incorporated by reference from Exhibit 10(g) of the S-4 Registration Statement, filed on March 29, 2002, Registration No. 333-85222.
10)	Incorporated by reference from Exhibit 10(i) of the S-4 Registration Statement, filed on March 29, 2002, Registration No. 333-85222.
11)	Incorporated by reference from Exhibit 10(j) of the S-4 Registration Statement, filed on March 29, 2002, Registration No. 333-85222.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: December 22, 2005	By:	/s/	Dwayne Powell
Dwayne Powell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Powell	By:	/s/ Terry Prichard
	Dwayne Powell President, Chief Executive Officer, Director (Principal Executive Officer)		Terry Prichard Executive Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)

Date: December 22, 2005	Date: December 22, 2005

By:	/s/ Ralph P. Baltz	By:	/s/ James Edington
	Ralph P. Baltz Chairman of the Board and Director		James Edington Director and Secretary

Date: December 22, 2005	Date: December 22, 2005

By:	/s/ A.J. Baltz, Jr.	By:	/s/ Marcus Van Camp
	A.J. Baltz, Jr. Director		Marcus Van Camp Director

Date: December 22, 2005	Date: December 22, 2005

By:	/s/ N. Ray Campbell	By:	/s/ Bruce Burrow
	N. Ray Campbell Director		Bruce Burrow Director

Date: December 22, 2005	Date: December 22, 2005

By:	/s/ Lindley Smith
Lindley Smith Director

Date: December 22, 2005