Form 10-Q
period 2005-12-31
POCAHONTAS BANCORP INC
filed 2006-02-13
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

There were 4,641,717 shares of Common Stock ($0.01 par value) issued and outstanding as of February 10, 2006.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	December 31, 2005	September 30, 2005
ASSETS
Cash	$26,144,377	$23,411,451
Cash surrender value of life insurance	8,098,936	8,019,097
Securities held-to-maturity, at cost	144,282,884	129,952,373
Securities available-for-sale, at fair value	110,683,625	99,460,045
Trading securities, at fair value	—	3,126,044
Loans receivable, net	412,113,533	426,538,047
Loans receivable, held for sale	2,726,168	3,057,985
Accrued interest receivable	4,501,314	4,487,837
Premises and equipment, net	16,595,320	16,716,912
Federal Home Loan Bank stock, at cost	8,041,800	7,962,000
Goodwill	8,847,572	8,847,572
Core deposit premiums, net	5,080,018	5,323,319
Other assets	4,410,900	4,360,885

TOTAL ASSETS	$751,526,447	$741,263,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$533,639,492	$514,043,734
Federal Home Loan Bank advances	142,580,123	148,645,397
Deferred compensation	2,120,850	2,176,859
Accrued expenses and other liabilities	3,658,074	7,066,640
Trust preferred securities	16,967,875	16,962,683

Total liabilities	698,966,414	688,895,313

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value, 8,000,000 shares authorized; 7,602,492 shares issued and 4,641,717 shares outstanding at December 31, 2005 and September 30, 2005	76,024	76,024
Additional paid-in capital	57,275,390	57,275,390
Unearned ESOP shares	(2,152,968)	(2,076,856)
Accumulated other comprehensive loss, net	(2,734,653)	(2,517,282)
Retained earnings	24,498,784	24,013,522

	76,962,577	76,770,798
Treasury stock at cost, 2,960,775 shares, at December 31, 2005 and September 30, 2005	(24,402,544)	(24,402,544)

Total stockholders’ equity	52,560,033	52,368,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$751,526,447	$741,263,567

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31
	2005	2004
INTEREST INCOME:
Loans receivable	$6,901,166	$5,792,124
Investment securities	2,550,338	2,985,994

Total interest income	9,451,504	8,778,118
INTEREST EXPENSE:
Deposits	3,828,760	2,795,804
Borrowed funds	1,294,078	1,273,509
Trust preferred securities	375,347	341,398

Total interest expense	5,498,185	4,410,711
NET INTEREST INCOME	3,953,319	4,367,407
PROVISION FOR LOAN LOSSES	—	125,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,953,319	4,242,407
NON-INTEREST INCOME:
Dividends	97,701	61,868
Fees and service charges	813,728	793,704
Gain on sale of loans	201,634	273,429
Gain on sale of loan servicing	219,754	—
Gain on sale of securities, net	54,023	—
Trading gain, net	337	362,128
Other	67,758	59,659

Total other income	1,454,935	1,550,788

OPERATING EXPENSE:
Compensation and benefits	2,443,520	2,369,650
Occupancy and equipment	736,194	668,533
Insurance premiums	109,074	90,459
Professional fees	251,359	256,757
Data processing	183,990	148,212
Advertising and donations	139,497	166,744
Office supplies	73,167	52,755
REO and other repossessed assets	23,671	27,535
Other	357,066	319,272

Total operating expense	4,317,538	4,099,917

INCOME BEFORE INCOME TAXES	1,090,716	1,693,278
INCOME TAXES	234,117	575,900

NET INCOME	$856,599	$1,117,378

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31
	2005	2004
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	$(181,716)	$355,523

Reclassification adjustment for gains included in net income	(35,655)	—

Other comprehensive income (loss)	(217,371)	355,523

COMPREHENSIVE INCOME	$639,228	$1,472,901

EARNINGS PER SHARE:
Basic earnings per share	$0.19	$0.25

Diluted earnings per share	$0.19	$0.24

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income(loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
BALANCE, OCTOBER 1, 2005	7,602,492	$76,024	$57,275,390	$(2,076,856)	$(2,517,282)	$24,013,522	2,960,775	$(24,402,544)	$52,368,254

Purchase of stock with ESOP loan				(76,112)					(76,112)
Net change in unrealized loss on available-for-sale securities, net of tax					(278,010)				(278,010)
Amortization of loss for securities transferred to HTM					60,639		—	—	60,639
Net income						856,599			856,599
Dividends declared	—	—	—	—	—	(371,337)	—	—	(371,337)

BALANCE, December 31, 2005	7,602,492	$76,024	$57,275,390	$(2,152,968)	$(2,734,653)	$24,498,784	2,960,775	$(24,402,544)	$52,560,033

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$856,599	$1,117,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	125,000
Depreciation of premises and equipment	328,973	311,077
Amortization of deferred loan fees	(17,090)	(23,567)
Amortization of premiums and discounts, net	68,719	37,443
Amortization of core deposit premium	243,301	243,301
Decrease in loans held for sale	533,451	446,000
Net gain on sale of loans	(201,634)	(273,429)
Net gain on sale of investment securities	(54,023)	—
Net gain on sale of mortgage servicing rights	(219,754)	—
Increase in cash surrender value of life insurance policies	(79,839)	(93,936)
Changes in operating assets and liabilities:
Trading securities	(442,256)	(365,686)
Accrued interest receivable	(13,477)	321,261
Other assets	(183,282)	(301,007)
Deferred compensation	(56,009)	(54,539)
Accrued expenses and other liabilities	(2,894,011)	145,759

Net cash (used) provided by operating activities	(2,130,332)	1,635,055

INVESTING ACTIVITIES:
Purchases of investment securities	(34,438,631)	(42,714,327)
Proceeds from sale of securities available-for-sale	1,662,471	—
Proceeds from maturities, calls and principal prepayment of investment securities	10,420,277	10,968,501
Net increase in FHLB Bank stock	(79,800)	(48,700)
Net decrease in loans	14,441,604	17,419,482
Proceeds from sale of real estate owned	353,020	348,321
Proceeds from sale of assets	—	681
Purchases of premises and equipment	(207,381)	(1,898,083)

Net cash used by investing activities	$(7,848,440)	$(15,924,125)

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31
	2005	2004
FINANCING ACTIVITIES:
Net increase in deposits	$19,595,758	$13,786,159
Net decrease in FHLB advances	(6,065,274)	(61,453)
Purchase of stock for ESOP	(76,112)	(319,733)
Dividends paid	(742,674)	(371,338)

Net cash provided by financing activities	12,711,698	13,033,635

NET INCREASE (DECREASE) IN CASH	2,732,926	(1,255,435)

CASH AT BEGINNING OF PERIOD	23,411,451	35,218,491

CASH AT END OF PERIOD	$26,144,377	$33,963,056

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated statement of financial condition information at September 30, 2005 was derived from the audited consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2005. The condensed consolidated financial statements at and for the three months ended December 31, 2005 and 2004 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2005. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, First Community Bank (the “Bank”); as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation.

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

Stock Compensation – As discussed below, FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. As of October 1, 2005, the Company adopted FAS 123(R) using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As of October 31, 2005, the Company’s options were fully vested, requiring no expense to be recorded for the three-month period ended December 31, 2005.

Recently Adopted or Issued Accounting Standards – In November 2005, FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addressed the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance of the FSP amended FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No 18, The Equity Method of Accounting for Investments in Common Stock. The FSP nullified certain requirements of Emerging

Issues Task Force (“EITF”) Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP gives guidance regarding how to determine whether an investment is impaired, if impaired how to evaluate whether the impairment is other-than-temporary, and proper accounting and disclosures for the investments. The Guidance is effective for reporting periods beginning after December 15, 2005; earlier application is permitted. The adoption of EITF 03-1 did not have an effect on net income or stockholders’ equity.

In December 2004 the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. As of October 1, 2005, the Company adopted FAS 123(R) using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As of October 31, 2005, the Company’s options were fully vested. Accordingly, the adoption of FAS 123 (R) did not have an effect on the Company’s consolidated financial statements.

Reclassifications – Certain amounts for the three-month period ended December 31, 2004 have been reclassified to conform to the presentation for the three -month period ended December 31, 2005.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended December 31,
	2005	2004
Total weighted average basic shares outstanding	4,512,609	4,512,059
Add dilutive effect of unexercised options	55,132	84,315

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,567,741	4,596,374

3.	DECLARATION OF DIVIDENDS

On November 16, 2005, the Board of Directors declared an $0.08 per share quarterly cash dividend for holders of record on December 15, 2005.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equaled the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of December 31, 2005, 174,000 options were outstanding and exercisable.

NARK Stock Option Plan – During the fiscal year ended September 30, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc. The Company assumed 30,970 in stock options granted to employees and directors of North Arkansas Bancshares, Inc. related to such acquisition. All options granted to non-employee directors shall expire one year after the non-employee director ceases to maintain continuous service. On December 31, 2005, 16,831 options were outstanding.

5.	GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test as of April 1, 2005 and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2006, during the quarter ended June 30, 2006.

As of December 31, 2005 the Company had total core deposit premiums of $5,080,018, net of accumulated amortization of $4,510,189. Core deposit premiums are estimated to have a useful life of 10 years.

The amortization of core deposit premiums is reported in the “interest expense on deposits” line item of the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. Total amortization expense for core deposit premiums was approximately $243,301 for the three-month period ended December 31, 2005. Amortization expense for the net carrying amount of core deposit premiums at December 31, 2005, was estimated to be as follows (in thousands):

Nine months ending September 30, 2006	$730
Year ending September 30, 2007	973
Year ending September 30, 2008	839
Year ending September 30, 2009	794
Year ending September 30, 2010	794
After September 30, 2010	950

Total	$5,080

6.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

7.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Balance at beginning of the period	$3,209	$3,765
Provision for losses	—	125
Charge-offs	(459)	(386)
Recoveries	20	162

Balance at end of the period	$2,770	$3,666

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. During the fiscal year ended September 30, 2005, the ESOP established a new $3.09 million line of credit with the Company. The loan proceeds were used to pay off the $0.29 million balance of the loan established during fiscal 2003 and the $1.80 million balance of the loan established during fiscal 2004. The remaining $1.00 million was to be used to purchase additional shares of Company stock on or before December 31, 2005. The loan is collateralized by shares that were purchased with the proceeds of the loan. As of December 31, 2005, the ESOP owed $2.13 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Pocahontas, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three-month period ended December 31, 2005 and 2004, and of stockholders’ equity for the three-month period ended December 31, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2005, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

Little Rock, Arkansas

February 8, 2006

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

The Bank is a community-oriented federally chartered savings and loan association regulated by the Office of Thrift Supervision (OTS). The Bank has a total of 21 locations: 20 locations are concentrated in the Northeast Arkansas counties of Craighead, Clay, Greene, Jackson, Lawrence, Poinsett, Randolph and Sharp, and the 21st location is in Tulsa County, Oklahoma. A new mall is scheduled to open in Jonesboro during the spring of 2006 and we expect to open a location there as well. Southern Mortgage Corporation, a mortgage company located in Tulsa, Oklahoma, is a wholly owned subsidiary of the Bank.

Our primary business consists of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate loans and invest in securities. Mortgage loans consist primarily of single family residential and commercial real estate located in the Company’s primary market areas. In addition to mortgage loans, the Company uses funds to originate construction, consumer and commercial business loans and to purchase investment securities.

First Quarter Highlights - Net income was $0.86 million for the quarter ended December 31, 2005, compared to net income of $1.12 million for the quarter ended December 31, 2004, a decrease of $0.26 million. Basic earnings per share were $0.19 and diluted earnings per share were $0.19 for the quarter ended December 31, 2005, compared to basic earnings per share of $0.25 and diluted earnings per share of $0.24 for the same period last year.

The decrease in net income for the quarter ended December 31, 2005 was primarily due to the decrease in net interest income and increase in operating expenses for the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004. Net interest income before provision for loan loss for the quarter ended December 31, 2005 decreased 9.5% to $3.95 million from $4.37 million for the quarter ended December 31, 2004; operating expenses increased 5.3% to $4.32 million for the quarter ended December 31, 2005 from $4.10 million for the same period last year. The Company’s net interest rate spread was 2.43% for the quarter ended December 31, 2005 compared to 2.87% for the quarter ended December 31, 2004. Net interest margin was 2.35% for the quarter ended December 31, 2005 compared to 2.72% for the quarter ended December 31, 2004. The yield on average interest-earning assets increased 15 basis points and the cost on average interest-bearing liabilities increased 59 basis points for the quarter ended December 31, 2005 when compared to the rates for the same period last year resulting in the decreased interest rate spread and net interest income for the quarter.

The Company’s effective tax rate for the quarter ended December 31, 2005 was 21.5% compared to 25.3% for the year ended September 30, 2005. The decrease in the effective tax rate is due to the increased investment in non-taxable securities, half of which occurred during the last quarter of the year ended September 30, 2005.

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

Statement of Financial Condition Analysis as of December 31, 2005 and September 30, 2005 and Analysis and Comparison of Results of Operations for the Three Months Ended December 31, 2005 and 2004

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Financial Condition at December 31, 2005 and at September 30, 2005 (unaudited):

	December 31 2005	September 30, 2005
	(amounts in thousands)		Variance	% Change
ASSETS
Cash	$26,144	$23,411	$2,733	11.7%
Cash surrender value of life insurance	8,099	8,019	80	1.0%
Securities held-to-maturity, at amortized cost	144,283	129,952	14,331	11.0%
Securities available-for-sale, at fair value	110,684	99,460	11,224	11.3%
Trading securities, at fair value	—	3,126	(3,126)	-100.0%
Loans receivable, net	412,114	426,538	(14,424)	-3.4%
Loans receivable held for sale	2,726	3,058	(332)	-10.9%
Accrued interest receivable	4,501	4,488	13	0.3%
Premises and equipment, net	16,595	16,717	(122)	-0.7%
Federal Home Loan Bank Stock, at cost	8,042	7,962	80	1.0%
Goodwill	8,848	8,848	—	0.0%
Core deposit premiums, net	5,080	5,323	(243)	-4.6%
Other assets	4,410	4,362	48	1.1%

TOTAL ASSETS	$751,526	$741,264	$10,262	1.4%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$533,639	$514,044	$19,595	3.8%
Federal Home Loan Bank advances	142,580	148,645	(6,065)	-4.1%
Deferred compensation	2,121	2,177	(56)	-2.6%
Accrued expenses and other liabilities	3,658	7,067	(3,409)	-48.2%
Trust preferred securities	16,968	16,963	5	0.0%

Total liabilities	698,966	688,896	10,070	1.5%

STOCKHOLDERS’ EQUITY:
Common stock	76	76	—	0.0%
Additional paid-in capital	57,275	57,275	—	0.0%
Unearned ESOP Shares	(2,153)	(2,077)	(76)	3.7%
Accumulated other comprehensive loss	(2,734)	(2,517)	(217)	8.6%
Retained earnings	24,499	24,014	485	2.0%

	76,963	76,771	192	0.3%
Less treasury stock, at cost	(24,403)	(24,403)	—	0.0%

Total stockholders’ equity	52,560	52,368	192	0.4%

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$751,526	$741,264	$10,262	1.4%

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Income for the three months ended December 31, 2005 and 2004 (unaudited):

	Three Months Ended December 31
	2005	2004
	(amounts in thousands)		Variance	% Change
INTEREST INCOME:
Loans receivable	$6,901	$5,792	$1,109	19.1%
Investment securities	2,550	2,986	(436)	-14.6%

Total interest income	9,451	8,778	673	7.7%

INTEREST EXPENSE:
Deposits	3,829	2,796	1,033	36.9%
Borrowed funds	1,294	1,274	20	1.6%
Trust preferred securities	375	341	34	10.0%

Total interest expense	5,498	4,411	1,087	24.6%

NET INTEREST INCOME	3,953	4,367	(414)	-9.5%

PROVISION FOR LOAN LOSSES	—	125	(125)	-100.0%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,953	4,242	(289)	-6.8%

OTHER INCOME:
Dividends	98	62	36	58.1%
Fees and service charges	814	794	20	2.5%
Gain on sale of loans	202	273	(71)	-26.0%
Gain on sale of loan servicing	220	—	220	100.0%
Gain on sale of securities	54	—	54	100.0%
Trading gains, net	—	362	(362)	-100.0%
Other	67	60	7	11.7%

Total other income	1,455	1,551	(96)	-6.2%

OPERATING EXPENSE:
Compensation and benefits	2,444	2,370	74	3.1%
Occupancy and equipment	736	669	67	10.0%
Insurance premiums	109	90	19	21.1%
Professional fees	251	257	(6)	-2.3%
Data processing	184	148	36	24.3%
Advertising and donations	139	167	(28)	-16.8%
Office supplies	73	53	20	37.7%
REO and other repossessed assets	24	27	(3)	-11.1%
Other	357	319	38	11.9%

Total operating expense	4,317	4,100	217	5.3%

INCOME BEFORE INCOME TAXES	1,091	1,693	(602)	-35.6%
INCOME TAXES	234	576	(342)	-59.4%

NET INCOME	$857	$1,117	$(260)	-23.3%

Investment Activities - The Company’s investment portfolio, FHLB stock and trading securities, consist of mortgage-backed securities, obligations of the United States Government and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. A majority of the Company’s investment portfolio, over 65%, is held in mortgage-backed securities; these securities are backed by pools of mortgages which can be composed of either fixed-rate mortgages or ARM loans. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure because mortgage-backed securities are more liquid than mortgage loans. In the current, ongoing, low interest rate environment, mortgages with higher interest rates are continuing to prepay resulting in large monthly principal payments on the Company’s mortgage-backed securities. The Company has experienced a decrease in the prepayments on these mortgage-backed securities during recent months as rates began to rise. At December 31, 2005, amortized cost and estimated fair value of the Company’s investment securities were as follows:

	Amortized Cost	Estimated Fair Value
Held-to-Maturity
US Government Agencies	$4,000,000	$3,910,364
US Treasury Notes	19,863,419	19,671,875
Mortgage-Backed Securities	71,353,217	68,894,224
Municipal bonds	49,066,248	48,556,343

Total	$144,282,884	$141,032,806

Available-for-sale
Mortgage-Backed Securities	111,028,859	107,916,450
Preferred Security	111,350	94,250
Equity Securities	1,848,502	1,702,445
Mutual fund	1,000,000	970,480

Total	$113,988,711	$110,683,625

Changes in the composition of investment securities for the three-month period ended December 31, 2005, from September 30, 2005 were as follows:

	Carrying Value
	December 31, 2005	September 30, 2005	Change
Held-to-Maturity
US Government Agencies	$4,000,000	$4,000,000	$—
US Treasury Notes	19,863,419	19,844,509	18,910
Mortgage-Backed Securities	71,353,217	76,704,653	(5,351,436)
Municipal bonds	49,066,248	29,403,211	19,663,037

Total	$144,282,884	$129,952,373	$14,330,511

Available-for-sale
Mortgage-Backed Securities	107,916,450	98,484,030	9,432,420
Preferred Security	94,250	—	94,250
Equity Securities	1,702,445	—	1,702,445
Mutual fund	970,480	976,015	(5,535)

Total	$110,683,625	$99,460,045	$11,223,580

Investment balances have increased for the three-month period ended December 31, 2005, from September 30, 2005. This increase was primarily due to investment purchases of $34.44 million, which was partially offset by $10.42 million in principal payments and maturities and $1.66 million in investment sales. During the three months ended December 31, 2005 the Company also transferred $3.57 million from trading securities to available-for-sale securities. During the three months ended December 31, 2005, the accumulated other comprehensive loss increased to $2.73 million from $2.52 million at September 30, 2005. Accumulated other comprehensive loss, which was due entirely to changes in market interest rates, is reported in the equity section of the financial statements and is considered a temporary impairment; the Company has the intent and ability to hold investments until the fair market value of the portfolio recovers.

Loans receivable, net - The Company’s net loan portfolio including loans held for sale, consists primarily of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate located in the Company’s primary market area or in counties contiguous with the Company’s market area. To reduce interest rate risk exposure, the Company offers adjustable rate mortgages; to satisfy consumer demand for fixed-rate mortgage loans the Company has been focusing more on originating fixed-rate loans to sell individually into the secondary market.

As interest rates begin to increase, the Bank has seen a reduction in the demand for fixed-rate mortgages during the three-month period ended December 31, 2005, compared to the three-month period ended December 31, 2004 which resulted in both lower service fee income and lower gains from sale of loans. During the three-month period ended December 31, 2005, the Company recognized a $0.20 million gain on the sale of $11.94 million of loans held for sale, compared to a $0.27 million gain on the sale of $15.11 million of loans held for sale during the three-month period ended December 31, 2004.

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

During the three-month period ended December 31, 2005, the Company’s net loan portfolio decreased approximately 3.4%. The decrease in the net loan portfolio during the three-month period ended December 31, 2005, was due to normal seasonal activity.

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

No provision was made during the three months ended December 31, 2005. The Company’s allowance for loan losses totaled $2.77 million, or 0.7% of total loans at December 31, 2005 compared to $3.21 million, or 0.7% of total loans, at September 30, 2005, a decrease of $0.44 million or 13.7%. Charge-offs, net of recoveries totaled $0.44 million, or 0.11% of total loans, for the three months ended December 31, 2005. Total nonperforming loans decreased $0.25 million to $3.69 million at December 31, 2005 from $3.94 million at September 30, 2005. Based on presently available information, management believes that the current allowance for loan losses is appropriate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the 2001, 2002 and 2003 fiscal years, the Company completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $3.69 million in nonperforming loans as of December 31, 2005, $0.68 million, or 18.6% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $0.27 million due to the acquisitions. Approximately $2.03 million of loan loss allowance on the commercial loans was transferred with these bank acquisitions. Additionally, $5.29 million in charge-offs have been recorded in connection with the loans acquired in these acquisitions since June 2001.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due decreased $0.25 million or 6.3% to $3.69 million at December 31, 2005 from $3.94 million at September 30, 2005. The interest income not recognized by the Company on the non-accrual loans was $0.40 million and $0.42 million at December 31, 2005 and September 30, 2005. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	December 31, 2005	September 30, 2005
	(dollars in thousands)
Nonperforming loans:
Single family	$2,158	$2,644
Agriculture real estate	533	386
Commercial real estate	582	581
Commercial non real estate	206	178
Other loans	211	147

Total nonperforming loans:	3,690	3,936
Total real estate owned and repossessed assets (1)	50	349

Total nonperforming assets	$3,740	$4,285

Total nonperforming loans to net loans receivable	0.89%	0.92%
Total nonperforming loans to total assets	0.49%	0.53%
Total nonperforming assets to total assets	0.50%	0.58%
Allowance to nonperforming loans	75.07%	81.53%
Allowance to total loans receivable	0.66%	0.73%

(1)	Net of valuation allowances

The Company determines the impairment of loans by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement as part of the quarterly review for determining necessary provisions and loan loss allowances. Impaired loans increased to $1.19 million at December 31, 2005 from $0.94 million at September 30, 2005.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31, 2005	September 30, 2005
	(in thousands)
Impaired loans with a valuation allowance	$1,190	$937
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$1,190	$937

Valuation allowance related to impaired loans	$246	$229
Total non-accrual loans	$3,690	$3,936
Total loans past-due ninety days or more and still accruing	$215	$161

	Three Months Ended December 31, 2005	Year Ended September 30, 2005
	(in thousands)
Average investment in impaired loans	$1,063	$4,700

Interest income recognized on impaired loans *	$55	$35

*	Interest income recognized on a cash basis on impaired loans is not significantly different from interest recognized on impaired loans above. No additional funds are committed to be advanced in connection with impaired loans.

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

	December 31, 2005	September 30, 2005	Change	% Change
	(dollars in thousands)
Checking Accounts	$221,549	$200,411	$21,138	10.55%
Passbook Savings Accounts	43,347	45,847	(2,500)	-5.45%
Certificate Accounts	268,743	267,786	957	0.36%

	$533,639	$514,044	$19,595	3.81%

The cost on average demand deposits (checking and savings accounts) for the three-month period ended December 31, 2005 was 2.11%, up 26 basis points from 1.85% for the year ended September 30, 2005. The cost on average certificate accounts for the three-month period ended December 31, 2005 was 3.68%, up 68 basis points from 3.00% for the year ended September 30, 2005.

FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. The Company also relies upon FHLB advances as a source to fund assets. At December 31, 2005, FHLB advances totaled $142.58 million, with an average cost of 3.57% compared to $148.65 million, with an average cost of 3.41% at September 30, 2005. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Bank at December 31, 2005, estimates that an additional $71.92 million of funding is available from FHLB advances.

Accrued expenses and other liabilities - Accrued expenses and other liabilities includes items such as the Company’s accrual for income taxes, accrual for annual retirement plan contribution, dividends payable, accounts payable, escrowed taxes and insurance and other miscellaneous obligations that may occur during the normal course of business. Accrued expenses and other liabilities decreased $3.41 million or 48.2% at December 31, 2005 to $3.66 million from $7.07 million at September 30, 2005. The decrease in accrued expenses and other liabilities was primarily due to a $2.4 million liability for investment securities that were committed prior to fiscal year end but had a settlement date after fiscal year end.

Stockholders’ equity - The Company’s book value per share was $11.32 at December 31, 2005 compared to $11.28 at September 30, 2005. The Company’s average capital ratio, average capital to average assets, was 6.97% for the three months ended December 31, 2005 compared to 7.15% for the year ended September 30, 2005. The increase in stockholders’ equity at December 31, 2005, compared to September 30, 2005, was primarily the result of net income for the three-month period ended December 31, 2005, which was partially offset by the change in accumulated other comprehensive loss on securities, dividends declared and unearned ESOP shares.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). As of December 31, 2005, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2005, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Tangible capital to tangible assets	$51,415	6.97%	$11,064	1.50%	N/A	N/A
Core capital to adjusted tangible assets	$51,415	6.97%	$29,503	4.00%	$36,879	5.00%
Total capital to risk weighted assets	$54,185	12.08%	$35,881	8.00%	$44,851	10.00%
Tier I capital to risk weighted assets	$51,415	11.46%	$17,940	4.00%	$26,910	6.00%

The following tables summarize rates, yields and balances of average assets and liabilities for the periods indicated:

Average Balance Sheets (Dollars in Thousands)

	Three Months Ended December 2005			Year Ended September 2005			Three Months Ended December 2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$420,335	$6,901	6.57%	$381,390	$23,805	6.24%	$370,856	$5,792	6.25%
Investment securities	252,095	2,550	4.05%	273,530	11,827	4.32%	270,999	2,986	4.41%

Total interest-earning assets	672,430	9,451	5.62%	654,920	35,632	5.44%	641,855	8,778	5.47%
Noninterest-earning cash	26,821			33,823			49,850
Other noninterest-earning assets	47,356			46,521			45,099

Total assets	746,607			735,264			736,804

Interest-bearing liabilities:
Demand deposits	$258,314	$1,360	2.11%	$254,156	$4,692	1.85%	$259,784	$1,111	1.71%
Time deposits	268,684	2,469	3.68%	251,027	7,540	3.00%	246,894	1,685	2.73%
Borrowed funds (3)	145,052	1,294	3.57%	154,432	5,269	3.41%	153,856	1,274	3.31%
Trust Preferred	16,966	375	8.84%	16,953	1,441	8.50%	16,945	341	8.05%

Total interest-bearing liabilities	689,016	5,498	3.19%	676,568	18,942	2.80%	677,479	4,411	2.60%

Noninterest-bearing liabilities (4)	5,552			6,108			6,102

Total liabilities	694,568			682,676			683,581
Stockholders’ equity	52,039			52,588			53,223

Total liabilities and stockholders’ equity	$746,607			$735,264			$736,804

Net interest income		$3,953			$16,690			$4,367

Net interest rate spread (5)			2.43%			2.64%			2.87%

Interest-earning assets and net interest margin (6)	$672,429		2.35%	$654,920		2.55%	$641,855		2.72%

Ratio of average interest-earning assets to average interest-bearing liabilities			97.59%			96.80%			94.74%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Net interest income – Our net interest income decreased due to the flattening yield curve that resulted from continuing increases by the Federal Reserve in short-term interest rates. However, this decrease was partially offset by positive effects of our ongoing advertising campaign, which contributed to growth in the average balances of both loans and deposits at favorable interest rates. Net interest income decreased $0.41 million for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The cost on average interest bearing liabilities, including deposits, increased 59 basis points while the yield on average interest earning assets increased 15 basis points when comparing the three months ended December 31, 2005 to the three months ended December 31, 2004. The Company’s net interest rate spread decreased to 2.43% for the three months ended December 31, 2005 compared to 2.87% for the three months ended December 31, 2004. Net interest margin decreased to 2.35% for the three months ended December 31, 2005 compared to 2.72% for the three months ended December 31, 2004.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the three-month period ended December 31, 2005, compared to the three-month period ended December 31, 2004.

Rate/Volume Analysis (in thousands)

Three-Month period ended December 31, 2005 vs. 2004

	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
Interest income:
Loan Receivable	$3,092	$1,187	$(3,170)	$1,109
Investment securities	(834)	(976)	1,374	(436)

Total interest-earning assets	2,258	211	(1,796)	673
Interest expense:
Deposits	449	3,547	(2,963)	1,033
Borrowed funds	(291)	400	(89)	20
Trust Preferred	2	134	(102)	34

Total interest-bearing liabilities	160	4,081	(3,154)	1,087

Net change in net interest income	$2,098	$(3,870)	$1,358	$(414)

Non-interest income – Non-interest income decreased 6.2% for the three-month period ended December 31, 2005 compared to the three-month period ended December 31, 2004. Non-interest income decreased due to a decrease in gains on the sale of loans and net trading gains which were partially offset by the gain on sale of loan servicing. The increase in deposits contributed to an increase in service fees and charges for the three months ended December 31, 2005 compared to the same period last year. The Company sold the servicing rights on mortgage loans sold to Fannie Mae during the three-month period ended December 31, 2005 which resulted in a $0.22 million gain. Dividends increased due to the higher dividend rate received on Federal Home Loan Bank stock during the three months ended December 31, 2005 compared to the same period last year.

Operating expense - The increase in total operating expense was primarily due to the increases in compensation and benefits, and occupancy and equipment. The Bank had 21 locations at December 31, 2005 compared to 19 locations at December 31, 2004. Both compensation and benefits and occupancy and equipment expenses increased during the three-month period ended December 31, 2005 compared to the same period last year as a result of the increase in branch locations.

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

At December 31, 2005, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2005, the Company had no interests in non-consolidated special purpose entities. At December 31, 2005, commitments included:

Total approved loan origination commitments outstanding were $20.56 million, including $2.73 million in loans committed to sell.

Rate lock agreements with customers of $4.19 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $4.54 million.

Total unused lines of credit of $27.44 million.

Outstanding letters of credit of $0.63 million.

Total certificates of deposit scheduled to mature in one year or less of $190.86 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $4.19 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at December 31, 2005.

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

The Company may also have liabilities under certain contractual agreements contingent upon occurrence of certain events. The following table presents, as of December 31, 2005, the future payments on our significant contractual obligations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan rate lock agreements	$4,190	$4,190	$—	$—	$—
Operating lease obligations	470	121	223	111	15
Certificates of deposit maturities	268,743	190,862	55,792	22,089	—
FHLB advances maturities	142,580	93,751	30,415	16,129	2,285

Total contractual obligations	$415,983	$288,924	$86,430	$38,329	$2,300

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

Net Portfolio Value. The value of the Company’s loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio. The following table sets forth, quantitatively, as of September 30, 2005, the estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and a 100 and 200 basis point decrease in market interest rates. Due to the current low prevailing interest rate environment, the changes in NPV is not estimated for a decrease in interest rates of 200 or 300 basis points.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			Ratio	Change in NPV as a Percentage of Estimated Market Value of Assets
	Amount	$ Change	% Change
	(Dollars in Thousands)
+300	$56,868	$(23,073)	(29.0)%	7.91%	(2.67)%
+200	64,836	(15,106)	(19.0)%	8.87%	(1.72)%
+100	72,600	(7,342)	(9.0)%	9.77%	0.82%
0	79,941	—	0.0%	10.59%	0.00%
-100	84,079	4,138	5.0%	11.01%	0.42%
-200	85,021	5,079	6.0%	11.05%	0.46%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended December 31, 2005 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding. As reported in note eight of the Notes to Condensed Consolidated Financial Statements, the Company made a loan to the ESOP during the fiscal year ended September 30, 2005 to purchase an aggregate of up to $1 million of Company stock. The Employee Stock Ownership Plan, an affiliated purchaser, made purchases of Company stock during the quarter ended December 31, 2005 as shown in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month of October 2005	—	$0.00	N/A	$0.5 Million
Month of November 2005	—	$0.00	N/A	$0.5 Million
Month of December 2005	6,188	$12.30	N/A	$0.0 Million

Total	6,188	$12.30	N/A	$0.0 Million

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

POCAHONTAS BANCORP, INC.

Date: February 10, 2006	/s/ Dwayne Powell
Dwayne Powell
President and Chief Executive Officer

Date: February 10, 2006	/s/ Terry Davis
Terry Davis
Chief Financial Officer