Form 10-Q/A
period 2005-12-31
POCAHONTAS BANCORP INC
filed 2006-05-19
CIK 1051859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☒	AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE # 0-23969

POCAHONTAS BANCORP, INC.

State of Incorporation	IRS Employer Identification No.
DELAWARE	71-0806097

Address	Telephone Number
1700 E. Highland Jonesboro, Arkansas 72401	(870) 802-1700

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Pocahontas Bancorp, Inc. (the “Company”) for the quarter ended December 31, 2005 (the “Original Form 10-Q”) is to restate the Company’s interim consolidated statements of cash flows for the three months ended December 31, 2005 to correct amounts related to the purchase of certain investment securities that were purchased, but not yet settled and for the three months ended December 31, 2005 and 2004 to correct amounts related to, the receipt of stock dividends on Federal Home Loan Bank (“FHLB”) stock, as discussed in Note 9 to the accompanying interim consolidated financial statements. There was no change in the net increase in cash resulting from either of these corrections. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated statements of financial condition, or condensed consolidated statement of changes in shareholders’ equity.

As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q. This Amendment No. 1 amends and restates in its entirety Part I, Item 1 and Item 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 9 to the accompanying interim consolidated financial statements.

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

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2005	2004
	(As restated, see Note 9)
OPERATING ACTIVITIES:
Net income	$856,599	$1,117,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	125,000
Depreciation of premises and equipment	328,973	311,077
Amortization of deferred loan fees	(17,090)	(23,567)
Amortization of premiums and discounts, net	68,719	37,443
Amortization of core deposit premium	243,301	243,301
Decrease in loans held for sale	533,451	446,000
Net gain on sale of loans	(201,634)	(273,429)
Net gain on sale of investment securities	(54,023)	—
Net gain on sale of mortgage servicing rights	(219,754)	—
Increase in cash surrender value of life insurance policies	(79,839)	(93,936)
Stock dividends on FHLB stock	(79,800)	(48,700)
Changes in operating assets and liabilities:
Trading securities	(442,256)	(365,686)
Accrued interest receivable	(13,477)	321,261
Other assets	(183,282)	(301,007)
Deferred compensation	(56,009)	(54,539)
Accrued expenses and other liabilities	(464,011)	145,759

Net cash provided by operating activities	219,868	1,586,355

INVESTING ACTIVITIES:
Purchases of investment securities	(36,868,631)	(42,714,327)
Proceeds from sale of securities available-for-sale	1,662,471	—
Proceeds from maturities, calls and principal prepayment of investment securities	10,420,277	10,968,501
Net increase in FHLB Bank stock	—	—
Net decrease in loans	14,441,604	17,419,482
Proceeds from sale of real estate owned	353,020	348,321
Proceeds from sale of assets	—	681
Purchases of premises and equipment	(207,381)	(1,898,083)

Net cash used by investing activities	$(10,198,640)	$(15,875,425)

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31
	2005	2004
	(As restated, see Note 9)
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

The interim financial information should be read in conjunction with the Company’s annual consolidated financial statements and notes there to, including a summary of significant accounting policies followed by the Company, for the fiscal year ended September 30, 2005. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, First Community Bank (the “Bank”); as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation.

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

9.	RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s December 31, 2005 interim consolidated financial statements, the Company determined that amounts presented in the Company’s interim consolidated statements of cash flows for the three months ended December 31, 2005 reflected an error in the presentation of the Company’s investment securities that were purchased, but not yet settled, at September 30, 2005 for the three months ended December 31, 2005 and 2004, an error in the presentation of the receipt of stock dividends on FHLB stock. As a result, the accompanying interim consolidated statement of cash flows for the three months ended December 31, 2005 has been restated to present the purchase of certain investment securities that were purchased, but not yet settled, at September 30, 2005 in the investing activities section rather than in the operating activities section. The amounts presented in the Company’s consolidated statements of cash flows for the three months ended December 31, 2005 and 2004 also reflect a correction in the presentation of the receipt of stock dividends paid on FHLB stock as an adjustment to reconcile net income to net cash provided by operating activities rather than investing activities. These corrections resulted in an increase in net cash provided by operating activities and a corresponding increase in cash used in investing activities of $2.4 million from those amounts previously presented in the consolidated statement of cash flows for the three months ended December 31, 2005. For the three months ended December 31, 2004, the correction resulted in a decrease in cash provided by operating activities and a corresponding decrease in cash used by investing activities of $49 thousand. There was no change in the net increase in cash resulting from either of these corrections. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated statements of financial condition, or condensed consolidated statement of changes in shareholder’s equity.

The effect of the restatement on the Company’s consolidated statements of cash flows for the three months ended December 31, 2005 and 2004 are reflected in the table below:

Consolidated statement of cash flows:

	2005		2004
	As previously reported	As restated	As previously reported	As restated
OPERATING ACTIVITIES:
Stock Dividends on FHLB Stock	$—	$(79,800)	$—	$(48,700)
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	(2,894,011)	(464,011)	145,759	145,759
Net cash (used) provided by operating activities	(2,130,332)	219,868	1,635,055	1,586,355

INVESTING ACTIVITIES:
Purchases of investment securities	(34,438,631)	(36,868,631)	(42,714,327)	(42,714,327)
Net increase in FHLB stock	(79,800)	—	(48,700)	—
Net cash used by investing activities	(7,848,440)	(10,198,640)	(15,924,125)	(15,875,425)

FINANCING ACTIVITIES:
Net cash provided by financing activities	12,711,698	12,711,698	13,033,635	13,033,635

NET INCREASE (DECREASE) IN CASH	2,732,926	2,732,926	(1,255,435)	(1,255,435)
CASH AT BEGINNING OF PERIOD	23,411,451	23,411,451	35,218,491	35,218,491

CASH AT END OF PERIOD	$26,144,377	$26,144,377	$33,963,056	$33,963,056

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Jonesboro, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three-month periods ended December 31, 2005 and 2004, and stockholders’ equity for the three-month period ended December 31, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 22, 2005 (May 19, 2006 as to the effects of the restatement described in Note 26) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 9, the consolidated statements of cash flows for the three-month periods ended December 31, 2005 and 2004 have been restated.

Little Rock, Arkansas

February 8, 2006 (May 19, 2006 as to the

effects of the restatement described in Note 9)

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Subsequent to the date of that evaluation, management considered the restatement of the Company’s interim consolidated financials statements and concluded that the restatement itself was an indicator of a material weakness related to controls over the preparation and review of its consolidated statement of cash flows. Based on such considerations, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weakness described below. Specifically, the Company did not maintain effective controls to appropriately classify the presentation of the purchase of certain investment securities and the receipt of stock dividends on FHLB stock, all as more fully discussed in Note 9 to the accompanying interim consolidated financial statements.

Changes in Internal Controls Over Financial Reporting

In an effort to reduce the possibility of classification errors in the future, the Company has modified the internal controls over the preparation and review of its consolidated statements of cash flows during the third quarter of 2006. Management has implemented a process to aid in ensuring the correct classification of items included in the consolidated statements of cash flows, including a detailed statement of cash flows preparation checklist. Accordingly, management believes that this process will accentuate the internal controls already in place and remediate the weakness discussed above. There have been no other changes made in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

POCAHONTAS BANCORP, INC.

Date: May 19, 2006	/s/ Dwayne Powell
Dwayne Powell
President and Chief Executive Officer

Date: May 19, 2006	/s/ Terry Davis
Terry Davis
Chief Financial Officer