Form 10-Q
period 2006-03-31
POCAHONTAS BANCORP INC
filed 2006-05-19
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE # 0-23969

POCAHONTAS BANCORP, INC.

State of Incorporation	IRS Employer Identification
DELAWARE	No. 71-0806097

Address	Telephone Number
1700 E. Highland Jonesboro, Arkansas 72401	(870) 802-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

There were 4,641,717 shares of Common Stock ($0.01 par value) issued and outstanding as of May 10, 2006.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2006	September 30, 2005
ASSETS
Cash	$14,705,765	$23,411,451
Cash surrender value of life insurance	8,257,371	8,019,097
Securities held-to-maturity, at cost	140,492,855	129,952,373
Securities available-for-sale, at fair value	103,070,552	99,460,045
Trading securities, at fair value	—	3,126,044
Loans receivable, net	421,224,923	426,538,047
Loans receivable, held for sale	2,705,477	3,057,985
Accrued interest receivable	4,502,958	4,487,837
Premises and equipment, net	16,400,256	16,716,912
Federal Home Loan Bank stock, at cost	8,130,000	7,962,000
Goodwill	8,847,572	8,847,572
Core deposit premiums, net	4,836,717	5,323,319
Other assets	4,499,540	4,360,885

TOTAL ASSETS	$737,673,986	$741,263,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$528,199,424	$514,043,734
Federal Home Loan Bank advances	135,483,858	148,645,397
Deferred compensation	2,084,390	2,176,859
Accrued expenses and other liabilities	3,224,612	7,066,640
Trust preferred securities	16,973,066	16,962,683

Total liabilities	685,965,350	688,895,313

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value, 8,000,000 shares authorized; 7,602,492 shares issued and 4,641,717 shares outstanding at March 31, 2006 and September 30, 2005	76,024	76,024
Additional paid-in capital	57,275,390	57,275,390
Unearned ESOP shares	(2,152,968)	(2,076,856)
Accumulated other comprehensive loss, net	(3,845,378)	(2,517,282)
Retained earnings	24,758,112	24,013,522

	76,111,180	76,770,798

Treasury stock at cost, 2,960,775 shares, at March 31, 2006 and September 30, 2005	(24,402,544)	(24,402,544)

Total stockholders’ equity	51,708,636	52,368,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$737,673,986	$741,263,567

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
INTEREST INCOME:
Loans receivable	$6,983,801	$5,522,801	$13,884,967	$11,314,925
Investment securities	2,786,064	3,201,417	5,336,402	6,187,410

Total interest income	9,769,865	8,724,218	19,221,369	17,502,335

INTEREST EXPENSE:
Deposits	4,005,888	2,934,733	7,834,648	5,730,537
Borrowed funds	1,472,168	1,280,508	2,766,246	2,554,017
Trust preferred securities	401,375	351,875	776,722	693,273

Total interest expense	5,879,431	4,567,116	11,377,616	8,977,827

NET INTEREST INCOME	3,890,434	4,157,102	7,843,753	8,524,508
PROVISION FOR LOAN LOSSES	310,000	—	310,000	125,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,580,434	4,157,102	7,533,753	8,399,508

NON-INTEREST INCOME:
Dividends	99,438	65,593	197,139	127,461
Fees and service charges	766,498	769,876	1,580,226	1,563,580
Gain on sale of loans	168,243	201,608	369,877	475,038
Gain (loss ) on sale of loan servicing, net	(25,698)	—	194,056	—
Gain on sale of securities , net	211,936	—	265,959	—
Trading gain (loss), net	—	(338,408)	337	23,720
Other	131,625	120,032	199,383	179,691

Total other income	1,352,042	818,701	2,806,977	2,369,490

OPERATING EXPENSE:
Compensation and benefits	2,378,834	2,391,062	4,822,353	4,760,712
Occupancy and equipment	762,698	766,139	1,498,892	1,434,672
Insurance premiums	89,323	85,882	198,396	176,341
Professional fees	333,018	280,496	584,377	537,253
Data processing	183,134	163,410	367,124	311,622
Advertising and donations	150,790	253,783	290,288	420,528
Office supplies	82,402	65,175	155,570	117,929
REO and other repossessed assets	57,431	11,977	81,102	39,512
Other	341,681	307,421	698,747	626,692

Total operating expense	4,379,311	4,325,345	8,696,849	8,425,261

INCOME BEFORE INCOME TAXES	553,165	650,458	1,643,881	2,343,737
INCOME TAXES (BENEFIT)	(77,500)	220,600	156,617	796,500

NET INCOME	$630,665	$429,858	$1,487,264	$1,547,237

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
Unrealized holding loss on securities available-for-sale arising during the period	$(970,848)	$(2,423,551)	$(1,152,563)	$(2,068,028)

Reclassification adjustment for gains included in net income	(139,877)	—	(175,533)	—

Other comprehensive loss	(1,110,725)	(2,423,551)	(1,328,096)	(2,068,028)

COMPREHENSIVE INCOME (LOSS)	$(480,060)	$(1,993,693)	$159,168	$(520,791)

EARNINGS PER SHARE:
Basic earnings per share	$0.14	$0.10	$0.33	$0.34

Diluted earnings per share	$0.14	$0.09	$0.33	$0.34

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional	Unearned	Other				Total
	Common Stock		Paid-In	ESOP	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Shares	Income(loss)	Earnings	Shares	Amount	Equity
BALANCE, OCTOBER 1, 2005	7,602,492	$76,024	$57,275,390	$(2,076,856)	$(2,517,282)	$24,013,522	2,960,775	$(24,402,544)	$52,368,254

Purchase of stock with ESOP loan				(76,112)					(76,112)
Net change in unrealized loss on available-for-sale securities, net of tax					(1,420,384)				(1,420,384)
Amortization of loss for securities transferred to HTM					92,288		—	—	92,288
Net income						1,487,264			1,487,264
Dividends declared	—	—	—	—	—	(742,674)	—	—	(742,674)

BALANCE, MARCH 31, 2006	7,602,492	$76,024	$57,275,390	$(2,152,968)	$(3,845,378)	$24,758,112	2,960,775	$(24,402,544)	$51,708,636

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2006	2005
OPERA TING ACTIVITIES:
Net income	$1,487,264	$1,547,237
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	310,000	125,000
Depreciation of premises and equipment	661,050	702,197
Amortization of deferred loan fees	(29,542)	(34,867)
Amortization of premiums and discounts, net	95,740	84,550
Amortization of core deposit premium	486,602	486,602
Decrease in loans held for sale	722,385	295,335
Net gain on sale of loans	(369,877)	(475,038)
Net gain on sale of investment securities	(265,959)	—
Net gain on sale of mortgage servicing rights	(194,056)	—
Increase in cash surrender value of life insurance policies	(238,274)	(241,250)
Stock dividends on FHLB stock	(168,000)	(106,700)
Changes in operating assets and liabilities:
Trading securities	(442,256)	(923,554)
Accrued interest receivable	(15,121)	210,467
Other assets	(852,613)	(1,856,579)
Deferred compensation	(92,469)	(156,322)
Accrued expenses and other liabilities	(308,976)	428,898

Net cash provided by operating activities	785,898	85,976

INVESTING ACTIVITIES:
Purchases of investment securities	(36,868,631)	(78,029,357)
Proceeds from sale of securities available-for-sale	2,896,665	—
Proceeds from maturities, calls and principal prepayment of investment securities	19,080,070	22,842,533
Net decrease in loans	5,032,665	21,947,014
Proceeds from sale of real estate owned	908,014	505,534
Proceeds from sale of assets	3,235	681
Purchases of premises and equipment	(347,629)	(2,590,526)

Net cash used in investing activities	(9,295,611)	(35,324,121)

(Continued)

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31
	2006	2005
FINANCING ACTIVITIES:
Net increase in deposits	$14,155,690	$9,652,142
Federal Home Loan Bank advances	552,600,000	10,910,000
Repayment of Federal Home Loan Bank advances	(565,761,539)	(6,623,841)
Purchase of stock for ESOP	(76,112)	(319,733)
Dividends paid	(1,114,012)	(742,675)

Net cash (used in) provided by financing activities	(195,973)	12,875,893

NET DECREASE IN CASH	(8,705,686)	(22,362,252)
CASH AT BEGINNING OF PERIOD	23,411,451	35,218,491

CASH AT END OF PERIOD	$14,705,765	$12,856,239

(Concluded)

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated statement of financial condition information at September 30, 2005 was derived from the audited consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2005. The condensed consolidated financial statements at and for the three and six months ended March 31, 2006 and 2005 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2005. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, First Community Bank (the “Bank”), as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation.

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

Stock Compensation - Statement Number 123 (revised 2004) (“FAS 123(R)”), Share-Based Payments, requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. As of October 1, 2005, the Company adopted FAS 123(R) using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As of October 31, 2005, the Company’s options were fully vested, requiring no expense to be recorded for the six-month period ended March 31, 2006.

Recently Adopted or Issued Accounting Standards – In November 2005, FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addressed the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance of the FSP amended FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No 18, The Equity Method of Accounting for Investments in Common Stock. The FSP nullified certain requirements of Emerging

Issues Task Force (“EITF”) Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP gives guidance regarding how to determine whether an investment is impaired, if impaired how to evaluate whether the impairment is other-than-temporary, and proper accounting and disclosures for the investments. The Guidance is effective for reporting periods beginning after December 15, 2005; earlier application is permitted. The adoption of EITF 03-1 did not have an effect on the Company’s consolidated financial statements.

Reclassifications – Certain amounts for the six-month period ended March 31, 2005, have been reclassified to conform to the presentation for the six-month period ended March 31, 2006.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Total weighted average basic shares outstanding	4,507,109	4,491,752	4,509,859	4,498,732
Add dilutive effect of unexercised options	61,174	84,243	58,478	84,012

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,568,283	4,575,995	4,568,337	4,582,744

3.	DECLARATION OF DIVIDENDS

On February 15, 2006, the Board of Directors declared an $0.08 per share quarterly cash dividend for holders of record on March 15, 2006.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equaled the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of March 31, 2006, 174,000 options were outstanding and exercisable.

NARK Stock Option Plan – During the fiscal year ended September 30, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc. The Company assumed 30,970 in stock options granted to employees and directors of North Arkansas Bancshares, Inc. related to such acquisition. All options granted to non-employee directors shall expire one year after the non-employee director ceases to maintain continuous service. On March 31, 2006, 16,831 options were outstanding.

5.	GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test as of April 1, 2005 and concluded there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2006, during the quarter ended June 30, 2006.

As of March 31, 2006 the Company had total core deposit premiums of $4,836,717, net of accumulated amortization of $4,753,490. Core deposit premiums are estimated to have a useful life of 10 years.

The amortization of core deposit premiums is reported in the “interest expense on deposits” line item of the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. Total amortization expense for core deposit premiums was $486,602 for the six-month period ended March 31, 2006. Amortization expense for the net carrying amount of core deposit premiums at March 31, 2006, was estimated to be as follows (in thousands):

Six months ending September 30, 2006	$487
Year ending September 30, 2007	973
Year ending September 30, 2008	839
Year ending September 30, 2009	794
Year ending September 30, 2010	794
After September 30, 2010	950

Total	$4,837

6.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

7.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Balance at beginning of the period	$2,770	$3,666	$3,209	$3,765
Provision for losses	310	—	310	125
Charge-offs	(657)	(378)	(1,116)	(764)
Recoveries	169	149	189	311

Balance at end of the period	$2,592	$3,437	$2,592	$3,437

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. During the fiscal year ended September 30, 2005, the ESOP established a new $3.09 million line of credit with the Company. The loan proceeds were used to pay off the $0.29 million balance of the loan established during fiscal 2003 and the $1.80 million balance of the loan established during fiscal 2004. The remaining $1.00 million was to be used to purchase additional shares of Company stock on or before December 31, 2005. The loan is collateralized by shares that were purchased with the proceeds of the loan. As of March 31, 2006, the ESOP owed $2.13 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Jonesboro, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of income and comprehensive income (loss) for the three-month and six-month periods ended March 31, 2006 and 2005, stockholders’ equity for the six-month period ended March 31, 2006, and cash flows for the six-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 22, 2005, (May 19, 2006 as to the effects of the restatement described in Note 26) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

Little Rock, Arkansas

May 19, 2006

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

Overview - The Company is a savings and loan holding company headquartered in Jonesboro, Arkansas. The Company has no substantial operations other than serving as the holding company of its wholly owned subsidiary, First Community Bank.

The Bank is a community-oriented federally chartered savings and loan association regulated by the Office of Thrift Supervision (OTS). The Bank has a total of 21 locations: 20 locations are concentrated in the Northeast Arkansas counties of Craighead, Clay, Green, Jackson, Lawrence, Poinsett, Randolph and Sharp, and the 21st location is in Tulsa County, Oklahoma. Southern Mortgage Corporation, a mortgage company located in Tulsa, Oklahoma, is a wholly owned subsidiary of the Bank.

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

Second Quarter Highlights - Net income was $0.63 million for the quarter ended March 31, 2006, compared to net income of $0.43 million for the quarter ended March 31, 2005, an increase of $0.20 million. Basic and diluted earnings per share were $0.14 for the quarter ended March 31, 2006, compared to basic earnings per share of $0.10 and diluted earnings per share of $0.09 for the same period last year.

The increase in net income for the quarter ended March 31, 2006 was primarily due to the increase in non-interest income and decrease in income taxes which were partially offset by the decrease in net interest income and increase in provision for loan losses for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase in non-interest income for the quarter ended March 31, 2006 was primarily due to the increase in gain on sale of securities and no trading loss for the quarter compared to the same period last year. Net interest income before provision for loan loss for the quarter ended March 31, 2006 decreased 6.4% to $3.89 million from $4.16 million for the quarter ended March 31, 2005; provision for loan losses increased to $0.31 million for the quarter ended March 31, 2006 compared to no provision for the same period last year. The Company’s net interest rate spread was 2.33% for the quarter ended March 31, 2006 compared to 2.70% for the quarter ended March 31, 2005. Net interest margin was 2.29% for the quarter ended March 31, 2006 compared to 2.55% for the quarter ended March 31, 2005. The yield on average interest-earning assets increased 39 basis points and the cost on average interest-bearing liabilities increased 76 basis points for the quarter ended March 31, 2006 when compared to the rates for the same period last year, resulting in the decreased interest rate spread and net interest income for the quarter.

Net income was $1.49 million for the six months ended March 31, 2006, compared to net income of $1.55 million for the six months ended March 31, 2005, a decrease of $0.06 million. Basic and diluted earnings per share were $0.33 for the six months ended March 31, 2006, compared to basic and diluted earnings per share of $0.34 for the same period last year.

The decrease in net income for the six months ended March 31, 2006 was primarily due to the decrease in net interest income for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. Net interest income before provision for loan loss for the six months ended March 31, 2006 decreased 8.0% to $7.84 million from $8.53 million for the six months ended March 31, 2005. The Company’s net interest rate spread was 2.38% for the six months ended March 31, 2006 compared to 2.75% for the six months ended March 31, 2005. Net interest margin was 2.32% for the six months ended March 31, 2006 compared to 2.63% for the six months ended March 31, 2005. The yield on average interest-earning assets increased 30 basis points and the cost on average interest-bearing liabilities increased 67 basis points for the six months ended March 31, 2006 when compared to the rates for the same period last year, resulting in the decreased interest rate spread and net interest income for the six months.

The Company’s effective tax rate for the six months ended March 31, 2006 was 9.5% compared to 25.3% for the year ended September 30, 2005. The decrease in the effective tax rate was due to the increased investment in non-taxable securities, most of which occurred during the last quarter of the year ended September 30, 2005 and the first quarter of fiscal 2006. Due to the increase in non taxable income associated with these securities, the Company recorded an income tax benefit of $77.5 thousand during the quarter ended March 31, 2006.

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

Statement of Financial Condition Analysis as of March 31, 2006 and September 30, 2005 and Analysis and Comparison of Results of Operations for the Three and Six Months Ended March 31, 2006 and 2005

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Financial Condition at March 31, 2006 and at September 30, 2005 (unaudited):

	March 31, 2006	September 30, 2005	Variance	% Change
	(dollars in thousands)
ASSETS
Cash	$14,706	$23,411	$(8,705)	-37.2%
Cash surrender value of life insurance	8,257	8,019	238	3.0%
Securities held-to-maturity, at amortized cost	140,493	129,952	10,541	8.1%
Securities available-for-sale, at fair value	103,071	99,460	3,611	3.6%
Trading securities, at fair value	—	3,126	(3,126)	-100.0%
Loans receivable, net	421,225	426,538	(5,313)	-1.2%
Loans receivable held for sale	2,705	3,058	(353)	-11.5%
Accrued interest receivable	4,503	4,488	15	0.3%
Premises and equipment, net	16,400	16,717	(317)	-1.9%
Federal Home Loan Bank Stock, at cost	8,130	7,962	168	2.1%
Goodwill	8,848	8,848	—	0.0%
Core deposit premiums, net	4,837	5,323	(486)	-9.1%
Other assets	4,499	4,362	137	3.1%

TOTAL ASSETS	$737,674	$741,264	$(3,590)	-0.5%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$528,199	$514,044	$14,155	2.8%
Federal Home Loan Bank advances	135,484	148,645	(13,161)	-8.9%
Deferred compensation	2,084	2,177	(93)	-4.3%
Accrued expenses and other liabilities	3,225	7,067	(3,842)	-54.4%
Trust preferred securities	16,973	16,963	10	0.1%

Total liabilities	685,965	688,896	(2,931)	-0.4%

STOCKHOLDERS’ EQUITY:
Common stock	76	76	—	0.0%
Additional paid-in capital	57,275	57,275	—	0.0%
Unearned ESOP Shares	(2,153)	(2,077)	(76)	3.7%
Accumulated other comprehensive loss	(3,844)	(2,517)	(1,327)	52.7%
Retained earnings	24,758	24,014	744	3.1%

	76,112	76,771	(659)	-0.9%
Less treasury stock, at cost	(24,403)	(24,403)	—	0.0%

Total stockholders’ equity	51,709	52,368	(659)	-1.3%

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$737,674	$741,264	$(3,590)	-0.5%

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (unaudited):

	Three Months Ended March 31
	2006	2005	Variance	% Change
	(dollars in thousands)
INTEREST INCOME:
Loans receivable	$6,984	$5,523	$1,461	26.5%
Investment securities	2,786	3,201	(415)	-13.0%

Total interest income	9,770	8,724	1,046	12.0%

INTEREST EXPENSE:
Deposits	4,006	2,935	1,071	36.5%
Borrowed funds	1,472	1,280	192	15.0%
Trust preferred securities	401	352	49	13.9%

Total interest expense	5,879	4,567	1,312	28.7%

NET INTEREST INCOME	3,891	4,157	(266)	-6.4%

PROVISION FOR LOAN LOSSES	310	—	310	100.00%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,581	4,157	(576)	-13.9%

OTHER INCOME:
Dividends	99	66	33	50.0%
Fees and service charges	767	770	(3)	-0.4%
Gain on sale of loans	168	201	(33)	-16.4%
Gain (loss) on sale of loan servicing, net	(26)	—	(26)	100.0%
Gain on sale of securities	212	—	212	100.0%
Trading loss, net	—	(338)	338	-100.0%
Other	132	120	12	10.0%

Total other income	1,352	819	533	65.1%

OPERATING EXPENSE:
Compensation and benefits	2,379	2,391	(12)	-0.5%
Occupancy and equipment	763	766	(3)	-0.4%
Insurance premiums	89	86	3	3.5%
Professional fees	333	280	53	18.9%
Data processing	183	163	20	12.3%
Advertising and donations	151	254	(103)	-40.6%
Office supplies	82	65	17	26.2%
REO and other repossessed assets	57	12	45	375.0%
Other	342	308	34	11.0%

Total operating expense	4,379	4,325	54	1.2%

INCOME BEFORE INCOME TAXES	554	651	(97)	-14.9%
INCOME TAXES (BENEFIT)	(77)	221	(298)	-134.8%

NET INCOME	$631	$430	$201	46.7%

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Income for the six months ended March 31, 2006 and 2005 (unaudited):

	Six Months Ended March 31
	2006	2005	Variance	% Change
	(dollars in thousands)
INTEREST INCOME:
Loans receivable	$13,885	$11,315	$2,570	22.7%
Investment securities	5,336	6,187	(851)	-13.8%

Total interest income	19,221	17,502	1,719	9.8%

INTEREST EXPENSE:
Deposits	7,835	5,730	2,105	36.7%
Borrowed funds	2,766	2,554	212	8.3%
Trust preferred securities	776	693	83	12.0%

Total interest expense	11,377	8,977	2,400	26.7%

NET INTEREST INCOME	7,844	8,525	(681)	-8.0%

PROVISION FOR LOAN LOSSES	310	125	185	148.0%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,534	8,400	(866)	-10.3%

OTHER INCOME:
Dividends	197	127	70	55.1%
Fees and service charges	1,580	1,563	17	1.1%
Gain on sale of loans	370	475	(105)	-22.1%
Gain on sale of loan servicing	194	—	194	100.0%
Gain on sale of securities	266	—	266	100.0%
Trading gains, net	1	24	(23)	-95.8%
Other	199	180	19	10.6%

Total other income	2,807	2,369	438	18.5%

OPERATING EXPENSE:
Compensation and benefits	4,823	4,761	62	1.3%
Occupancy and equipment	1,499	1,435	64	4.5%
Insurance premiums	198	176	22	12.5%
Professional fees	584	537	47	8.8%
Data processing	367	312	55	17.6%
Advertising and donations	290	420	(130)	-31.0%
Office supplies	156	118	38	32.2%
REO and other repossessed assets	81	39	42	107.7%
Other	699	627	72	11.5%

Total operating expense	8,697	8,425	272	3.2%

INCOME BEFORE INCOME TAXES	1,644	2,344	(700)	-29.9%
INCOME TAXES	157	797	(640)	-80.3%

NET INCOME	$1,487	$1,547	$(60)	-3.9%

Investment Activities - The Company’s investment portfolio, FHLB stock and trading securities, consist of mortgage-backed securities, obligations of the United States Government and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. A majority of the Company’s investment portfolio, over 65%, is held in mortgage-backed securities; these securities are backed by pools of mortgages which can be composed of either fixed-rate mortgages or ARM loans. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure because mortgage-backed securities are more liquid than mortgage loans. In the current, ongoing, low interest rate environment, mortgages with higher interest rates are continuing to prepay resulting in large monthly principal payments on the Company’s mortgage-backed securities. The Company has experienced a decrease in the prepayments on these mortgage-backed securities during recent months as rates began to rise. At March 31, 2006, amortized cost and estimated fair value of the Company’s investment securities were as follows:

	Amortized Cost	Estimated Fair Value
Held-to-Maturity
US Government Agencies	$4,000,000	$3,830,171
US Treasury Notes	19,882,125	19,603,125
Mortgage-Backed Securities	68,110,022	64,520,835
Municipal bonds	48,500,708	48,251,305

Total	$140,492,855	$136,205,436

Available-for-sale
Mortgage-Backed Securities	106,168,915	101,169,059
Preferred Security	111,350	107,025
Equity Securities	826,244	842,438
Mutual fund	1,000,000	952,030

Total	$108,106,509	$103,070,552

Changes in the composition of investment securities for the six-month period ended March 31, 2006, from September 30, 2005 were as follows:

	Carrying Value
	March 31, 2006	September 30, 2005	Change
Held-to-Maturity
US Government Agencies	$4,000,000	$4,000,000	$—
US Treasury Notes	19,882,125	19,844,509	37,616
Mortgage-Backed Securities	68,110,022	76,704,653	(8,594,631)
Municipal bonds	48,500,708	29,403,211	19,097,497

Total	$140,492,855	$129,952,373	$10,540,482

Available-for-sale
Mortgage-Backed Securities	101,169,059	98,484,030	2,685,029
Preferred Security	107,025	—	107,025
Equity Securities	842,438	—	842,438
Mutual fund	952,030	976,015	(23,985)

Total	$103,070,552	$99,460,045	$3,610,507

Investment balances have increased for the six-month period ended March 31, 2006, from September 30, 2005. This increase was primarily due to investment purchases of $34.44 million, which was partially offset by $19.08 million in principal payments, calls, and maturities and $2.90 million in investment sales. During the six months ended March 31, 2006, the accumulated other comprehensive loss increased to $3.85 million from $2.52 million at September 30, 2005. Accumulated other comprehensive loss, which was due entirely to changes in market interest rates, is reported in the equity section of the financial statements and is considered a temporary impairment; the Company has the intent and ability to hold investments until the fair market value of the portfolio recovers.

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

As interest rates begin to increase, the Bank has seen a reduction in the demand for fixed-rate mortgages during the six-month period ended March 31, 2006, compared to the six-month period ended March 31, 2005 which resulted in both lower service fee income and lower gains from sale of loans. During the six-month period ended March 31, 2006, the Company recognized a $0.37 million gain on the sale of $22.25 million of loans held for sale, compared to a $0.48 million gain on the sale of $24.20 million of loans held for sale during the six-month period ended March 31, 2005.

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

During the six-month period ended March 31, 2006, the Company’s net loan portfolio decreased approximately 1.2%. The decrease in the net loan portfolio during the six-month period ended March 31, 2006, was due to normal seasonal activity.

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

A provision of $0.31 million was made during the six months ended March 31, 2006. The Company’s allowance for loan losses totaled $2.59 million, or 0.6% of total loans at March 31, 2006 compared to $3.21 million, or 0.7% of total loans, at September 30, 2005, a decrease of $0.62 million or 19.3%. Charge-offs, net of recoveries totaled $0.93 million, or 0.2% of total loans, for the six months ended March 31, 2006. Total nonperforming loans decreased $1.54 million to $2.40 million at March 31, 2006 from $3.94 million at September 30, 2005. Based on presently available information, management believes that the current allowance for loan losses is appropriate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the 2001, 2002 and 2003 fiscal years, the Company completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $2.40 million in nonperforming loans as of March 31, 2006, $0.60 million, or 25.0% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $0.33 million due to the acquisitions. Approximately $2.03 million of loan loss allowance on the commercial loans was transferred with these bank acquisitions. Additionally, $5.43 million in charge-offs have been recorded in connection with the loans acquired in these acquisitions since June 2001.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due decreased $1.54 million or 39.1% to $2.40 million at March 31, 2006 from $3.94 million at September 30, 2005. The interest income not recognized by the Company on the non-accrual loans was $0.22 million at March 31, 2006 compared to $0.42 million at September 30, 2005. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	March 31, 2006	September 30, 2005
	(dollars in thousands )
Nonperforming loans :
Single family	$1,444	$2,644
Commercial real estate	601	386
Agriculture real estate	—	581
Commercial non real estate	170	178
Other loans	181	147

Total nonperforming loans:	2,396	3,936
Total real estate owned and repossessed assets (1)	320	349

Total nonperforming assets	$2,716	$4,285

Total nonperforming loans to net loans receivable	0.57%	0.92%
Total nonperforming loans to total assets	0.32%	0.53%
Total nonperforming assets to total assets	0.37%	0.58%
Allowance to nonperforming loans	108.18%	81.53%
Allowance to total loans receivable	0.61%	0.73%

(1)	Net of valuation allowances

The Company determines the impairment of loans by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement as part of the quarterly review for determining necessary provisions and loan loss allowances. Impaired loans increased to $1.42 million at March 31, 2006 from $0.94 million at September 30, 2005.

The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31, 2006	September 30, 2005
	(in thousands)
Impaired loans with a valuation allowance	$1,418	$937
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$1,418	$937

Valuation allowance related to impaired loans	$265	$229
Total non-accrual loans	$2,396	$3,936
Total loans past-due ninety days or more and still accruing	$92	$161

	Six Months Ended March 31, 2006	Year Ended September 30, 2005
	(in thousands)
Average investment in impaired loans	$1,182	$4,700

Interest income recognized on impaired loans *	$44	$35

*	Interest income recognized on a cash basis on impaired loans is not significantly different from interest recognized on impaired loans above. No additional funds are committed to be advanced in connection with impaired loans.

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

	March 31, 2006	September 30, 2005	Change	% Change
	(dollars in thousands)
Checking Accounts	$192,113	$200,411	$(8,298)	-4.14%
Passbook Savings Accounts	40,789	45,847	(5,058)	-11.03%
Certificate Accounts	295,297	267,786	27,511	10.27%

	$528,199	$514,044	$14,155	2.75%

The cost on average demand deposits (checking and savings accounts) for the six-month period ended March 31, 2006 was 2.22%, up 37 basis points from 1.85% for the year ended September 30, 2005. The cost on average certificate accounts for the six-month period ended March 31, 2006 was 3.69%, up 69 basis points from 3.00% for the year ended September 30, 2005.

FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. The Company also relies upon FHLB advances as a source to fund assets. At March 31, 2006, FHLB advances totaled $135.48 million, with an average cost of 3.75% compared to $148.65 million, with an average cost of 3.41% at September 30, 2005. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Bank at March 31, 2006, estimates that an additional $79.08 million of funding is available from FHLB advances.

Accrued expenses and other liabilities - Accrued expenses and other liabilities include items such as the Company’s accrual for income taxes, accrual for annual retirement plan contribution, dividends payable, accounts payable, escrowed taxes and insurance and other miscellaneous obligations that may occur during the normal course of business. Accrued expenses and other liabilities decreased $3.84 million or 54.4% at March 31, 2006 to $3.23 million from $7.07 million at September 30, 2005. The decrease in accrued expenses and other liabilities was primarily due to a $2.4 million liability for investment securities that were committed prior to fiscal year end but had a settlement date after fiscal year end.

Stockholders’ equity - The Company’s book value per share was $11.14 at March 31, 2006 compared to $11.28 at September 30, 2005. The Company’s average capital ratio, average capital to average assets, was 7.01% for the six months ended March 31, 2006 compared to 7.15% for the year ended September 30, 2005. The decrease in stockholders’ equity at March 31, 2006, compared to September 30, 2005, was primarily due to the change in accumulated other comprehensive loss on securities and dividends declared, which were partially offset by net income for the six-month period ended March 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). As of March 31, 2006, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2006, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Tangible capital to tangible assets	$52,466	7.22%	$10,901	1.50%	N/A	N/A
Core capital to adjusted tangible assets	$52,466	7.22%	$29,068	4.00%	$36,335	5.00%
Total capital to risk weighted assets	$55,058	12.32%	$35,760	8.00%	$44,700	10.00%
Tier I capital to risk weighted assets	$52,466	11.74%	$17,880	4.00%	$26,820	6.00%

The following tables summarize rates, yields and balances of average assets and liabilities for the periods indicated:

Average Balance Sheets (Dollars in Thousands)

	Three Months Ended March 2006			Three Months Ended March 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$422,806	$6,984	6.61%	$360,261	$5,523	6.13%
Investment securities	256,045	2,786	4.35%	289,405	3,201	4.42%

Total interest-earning assets	678,851	9,770	5.76%	649,666	8,724	5.37%

Noninterest-earning cash	17,319			45,573
Other noninterest-earning assets	46,065			45,265

Total assets	742,235			740,504

Interest-bearing liabilities:
Demand deposits	$232,899	$1,365	2.34%	$263,106	$1,189	1.81%
Time deposits	285,127	2,641	3.71%	248,188	1,746	2.81%
Borrowed funds (3)	150,319	1,472	3.92%	155,264	1,280	3.30%
Trust Preferred	16,971	401	9.45%	16,951	352	8.31%

Total interest-bearing liabilities	685,316	5,879	3.43%	683,509	4,567	2.67%

Noninterest-bearing liabilities (4)	4,556			4,752

Total liabilities	689,872			688,261
Stockholders’ equity	52,363			52,243

Total liabilities and stockholders’ equity	$742,235			$740,504

Net interest income		$3,891			$4,157

Net interest rate spread (5)			2.33%			2.70%

Interest-earning assets and net interest margin (6)	$678,851		2.29%	$649,666		2.55%

Ratio of average interest-earning assets to average interest-bearing liabilities			99.06%			95.05%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Average Balance Sheets (Dollars in Thousands)

	Six Months Ended March 2006			Year Ended September 2005			Six Months Ended March 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$421,571	$13,885	6.59%	$381,390	$23,805	6.24%	$365,182	$11,315	6.20%
Investment securities	254,070	5,336	4.20%	273,530	11,827	4.32%	284,072	6,187	4.36%

Total interest-earning assets	675,641	19,221	5.69%	654,920	35,632	5.44%	649,254	17,502	5.39%

Noninterest-earning cash	22,070			33,823			43,896
Other noninterest-earning assets	46,710			46,521			45,318

Total assets	744,421			735,264			738,468

Interest-bearing liabilities:
Demand deposits	$245,607	$2,725	2.22%	$254,156	$4,692	1.85%	$261,501	$2,301	1.76%
Time deposits	276,905	5,110	3.69%	251,027	7,540	3.00%	247,540	3,430	2.77%
Borrowed funds (3)	147,686	2,766	3.75%	154,432	5,269	3.41%	154,560	2,554	3.30%
Trust Preferred	16,969	776	9.15%	16,953	1,441	8.50%	16,948	693	8.18%

Total interest-bearing liabilities	687,167	11,377	3.31%	676,568	18,942	2.80%	680,549	8,978	2.64%

Noninterest-bearing liabilities (4)	5,053			6,108			5,186

Total liabilities	692,220			682,676			685,735

Stockholders’ equity	52,201			52,588			52,733

Total liabilities and stockholders’ equity	$744,421			$735,264			$738,468

Net interest income		$7,844			$16,690			$8,524

Net interest rate spread (5)			2.38%			2.64%			2.75%

Interest-earning assets and net interest margin (6)	$675,641		2.32%	$654,920		2.55%	$649,254		2.63%

Ratio of average interest-earning assets to average interest-bearing liabilities			98.32%			96.80%			95.40%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Net interest income – Our net interest income decreased due to the flattening yield curve that resulted from continuing increases by the Federal Reserve in short-term interest rates. However, this decrease was partially offset by positive effects of our ongoing advertising campaign, which contributed to growth in the average balances of both loans and deposits at favorable interest rates. Net interest income decreased $0.27 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The cost on average interest bearing liabilities, including deposits, increased 76 basis points while the yield on average interest earning assets increased 39 basis points when comparing the quarter ended March 31, 2006 to the quarter ended March 31, 2005. The Company’s net interest rate spread decreased to 2.33% for the quarter ended March 31, 2006 compared to 2.70% for the quarter ended March 31, 2005. Net interest margin decreased to 2.29% for the quarter ended March 31, 2006 compared to 2.55% for the quarter ended March 31, 2005.

Net interest income decreased $0.68 million for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. The cost on average interest bearing liabilities, including deposits, increased 67 basis points while the yield on average interest earning assets increased 30 basis points when comparing the six months ended March 31, 2006 to the six months ended March 31, 2005. The Company’s net interest rate spread decreased to 2.38% for the six months ended March 31, 2006 compared to 2.75% for the six months ended March 31, 2005. Net interest margin decreased to 2.32% for the six months ended March 31, 2006 compared to 2.63% for the six months ended March 31, 2005.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the six-month period ended March 31, 2006, compared to the six-month period ended March 31, 2005.

Rate/Volume Analysis (in thousands)

Six-Month period ended March 31, 2006 vs. 2005

	Increase/(Decrease)
	Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
Interest income:
Loan Receivable	$3,496	$1,424	$(2,350)	$2,570
Investment securities	(1,308)	(455)	912	(851)

Total interest-earning assets	2,188	969	(1,438)	1,719

Interest expense:
Deposits	303	3,818	(2,016)	2,105
Borrowed funds	(227)	696	(257)	212
Trust Preferred	2	164	(83)	83

Total interest-bearing liabilities	78	4,678	(2,356)	2,400

Net change in net interest income	$2,110	$(3,709)	$918	$(681)

Non-interest income – Non-interest income increased 65.1% for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase in non-interest income was primarily due to a $0.21 million gain on sale of securities during the quarter ended March 31, 2006 compared to no gain for the quarter ended March 31, 2005 and no trading loss on equity securities during the quarter ended March 31, 2006 compared to a $0.34 million trading loss on equity securities for the quarter ended March 31, 2005.

Non-interest income increased 18.5% for the six-month period ended March 31, 2006 compared to the six-month period ended March 31, 2005. The increase in non-interest income was primarily due to an increase in gains on the sale of securities and the gain on sale of loan servicing. The Company sold the servicing rights on mortgage loans sold to Fannie Mae during the six-month period ended March 31, 2006 which resulted in a $0.19 million gain. Dividends increased due to the higher dividend rate received on Federal Home Loan Bank stock during the six months ended March 31, 2006 compared to the same period last year.

Operating expense – Total operating expenses increased 1.3% for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. The increase in total operating expense was primarily due to the increases in REO and other repossessed assets and professional fees, which were partially offset by a decrease in advertising

The increase in total operating expense was primarily due to the increases in compensation and benefits, occupancy and equipment and other expenses which were partially offset by a decrease in advertising and donations. The Bank had 21 locations at March 31, 2006 compared to 19 locations at March 31, 2005. Both compensation and benefits and occupancy and equipment expenses increased during the six-month period ended March 31, 2006 compared to the same period last year as a result of the increase in branch locations.

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

At March 31, 2006, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2006, the Company had no interests in non-consolidated special purpose entities. At March 31, 2006, commitments included:

Total approved loan origination commitments outstanding were $9.25 million, including $2.71 million in loans committed to sell.

Rate lock agreements with customers of $4.04 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $6.74 million.

Total unused lines of credit of $40.80 million.

Outstanding letters of credit of $0.57 million.

Total certificates of deposit scheduled to mature in one year or less of $222.77 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $4.04 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at March 31, 2006.

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

The Company may also have liabilities under certain contractual agreements contingent upon occurrence of certain events. The following table presents, as of March 31, 2006, the future payments on our significant contractual obligations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan rate lock agreements	$4,039	$4,039	$—	$—	$—
Operating lease obligations	432	125	223	84	—
Certificates of deposit maturities	295,297	222,775	52,318	20,204	—
FHLB advances maturities	135,484	86,725	30,359	16,132	2,268

Total contractual obligations	$435,252	$313,664	$82,900	$36,420	$2,268

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

Change in					Change in NPV
Interest Rates					as a Percentage of
in Basis Points	Net Portfolio Value				Estimated Market
(Rate Shock )	Amount	$ Change	% Change	Ratio	Value of Assets
	(Dollars in Thousands )
+300	$56,868	$(23,073)	(29.0)%	7.91%	(2.67)%
+200	64,836	(15,106)	(19.0)%	8.87%	(1.72)%
+100	72,600	(7,342)	(9.0)%	9.77%	0.82%
0	79,941	—	0.0%	10.59%	0.00%
-100	84,079	4,138	5.0%	11.01%	0.42%
-200	85,021	5,079	6.0%	11.05%	0.46%

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

Management has implemented a process to aid in ensuring the correct classification of items included in the consolidated statements of cash flows, including a detailed statement of cash flows preparation checklist. Management believes that this process will accentuate the internal controls already in place. There have been no other changes made in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to the security holders at the annual meeting held on February 8, 2006:

Election of Directors:	For	%	Withheld	%
Ralph Baltz	3,955,818	95.6%	180,815	4.4%
Marcus Van Camp	3,991,188	96.5%	145,445	3.5%

There were zero non votes or abstained votes

Continuing Directors:

Dwayne Powell	James Edington	Bruce Burrow	N. Ray Campbell	A.J. Baltz, Jr.

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