Form 10-K/A
period 2005-09-30
POCAHONTAS BANCORP INC
filed 2006-05-22
CIK 1051859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Amended Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2005.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Pocahontas Bancorp, Inc. (the “Company”) for the year ended September 30, 2005 (the “Original Form 10-K”) is to restate the Company’s consolidated statements of cash flows for the year ended September 30, 2005 to correct amounts related to the purchase of certain investment securities that were purchased, but not yet settled at September 30, 2005 and for the years ended September 30, 2005, 2004 and 2003, to correct amounts related to the receipt of stock dividends on Federal Home Loan Bank (“FHLB”) stock, as discussed in Note 26 to the accompanying consolidated financial statements. There was no change in the net increase in cash resulting from either of these corrections. Further, these changes had no effect on the Company’s consolidated statement of income, consolidated statement of financial condition, or consolidated statement of shareholders’ equity.

As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-K. This Amendment No. 1 amends and restates in its entirety Part II, Item 8 and Item 9/A, and Part IV, Signatures and Exhibits of the Original Form 10-K. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 26 to the accompanying consolidated financial statements.

POCAHONTAS BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Jonesboro, Arkansas

We have audited the accompanying consolidated statements of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 26, the consolidated statements of cash flows for the years ended September 30, 2005, 2004 and 2003 have been restated.

Little Rock, Arkansas

December 22, 2005 (May 19, 2006 as to the

effects of the restatement described in Note 26)

PART I

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2005 AND 2004

	2005	2004
ASSETS
Cash and due from banks:
Interest bearing	$14,600	$18,145
Noninterest bearing	23,396,851	35,200,346

	23,411,451	35,218,491
Cash surrender value of life insurance	8,019,097	7,684,251
Securities held-to-maturity, at amortized cost (fair value of $127,755,514 and $85,581,734 in 2005 and 2004, respectively)	129,952,373	86,200,660
Securities available-for-sale, at fair value (amortized cost of $102,343,904 and $160,381,598 in 2005 and 2004, respectively)	99,460,045	160,633,022
Trading securities, at fair value	3,126,044	1,982,365
Loans receivable, net	426,538,047	382,316,096
Loans receivable held for sale	3,057,985	1,494,200
Accrued interest receivable	4,487,837	4,196,103
Premises and equipment, net	16,716,912	13,762,438
Federal Home Loan Bank stock, at cost	7,962,000	7,925,900
Goodwill	8,847,572	8,847,572
Core deposit premiums, net	5,323,319	6,296,523
Other assets	4,360,885	3,350,292

TOTAL ASSETS	$741,263,567	$719,907,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$514,043,734	$491,078,533
Federal Home Loan Bank advances	148,645,397	153,896,869
Deferred compensation	2,176,859	2,430,094
Accrued expenses and other liabilities	7,066,640	3,059,676
Trust preferred securities	16,962,683	16,941,917

Total liabilities	688,895,313	667,407,089

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,602,492 shares issued and 4,641,717 shares outstanding at 2005 and 2004	76,024	76,024
Additional paid-in capital	57,275,390	57,447,655
Unearned ESOP shares	(2,076,856)	(2,116,198)
Accumulated other comprehensive loss	(2,517,282)	(717,085)
Retained earnings	24,013,522	22,212,972

	76,770,798	76,903,368
Less treasury stock at cost, 2,960,775 shares at 2005 and 2004	(24,402,544)	(24,402,544)

Total stockholders’ equity	52,368,254	52,500,824

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$741,263,567	$719,907,913

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

	2005	2004	2003
INTEREST INCOME:
Loans receivable	$23,804,611	$23,997,993	$26,260,122
Securities:
Taxable	10,772,099	11,767,981	9,973,733
Nontaxable	1,054,706	314,175	809,797

Total interest income	35,631,416	36,080,149	37,043,652

INTEREST EXPENSE:
Deposits	12,232,219	11,619,647	16,667,659
Borrowed funds	5,269,259	3,751,246	1,280,614
Interest on trust preferred securities	1,440,363	1,286,688	1,292,519

Total interest expense	18,941,841	16,657,581	19,240,792

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	16,689,575	19,422,568	17,802,860
PROVISION FOR LOAN LOSSES	525,000	3,900,000	2,595,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,164,575	15,522,568	15,207,860

NON-INTEREST INCOME:
Fees and service charges	3,187,079	3,081,843	3,594,981
Trading gains, net	240,736	398,165	377,741
Gain on sales of loans	1,056,477	1,239,706	3,277,919
Gain on sales of securities available for sale, net	565,939	385,866	324,225
Gain on sales of branches	—	136,834	2,411,734
Other	625,573	430,103	565,651

Total non-interest income, net	5,675,804	5,672,517	10,552,251

NON-INTEREST EXPENSES:
Compensation and benefits	9,342,144	9,539,845	10,443,598
Occupancy and equipment	2,779,615	2,723,191	2,653,568
Insurance premiums	373,886	334,768	328,974
Professional fees	1,008,483	826,156	1,072,780
Data processing	668,737	675,485	734,989
Advertising and donations	1,193,756	408,480	600,656
Office supplies	373,345	234,129	338,524
Foreclosed real estate and repossessed assets	210,695	321,249	538,541
Other	1,554,128	1,211,924	1,367,534

Total non-interest expenses	17,504,789	16,275,227	18,079,164

INCOME BEFORE INCOME TAXES	4,335,590	4,919,858	7,680,947
INCOME TAX PROVISION	1,096,534	1,463,244	2,386,589

NET INCOME	3,239,056	3,456,614	5,294,358

(Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

	2005	2004	2003
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized holding loss on securities arising during the year	$(1,426,677)	$(1,361,752)	$(483,598)
Reclassification adjustment for gains included in net income	(373,520)	(254,672)	(213,988)

Other comprehensive loss	(1,800,197)	(1,616,424)	(697,586)

COMPREHENSIVE INCOME	$1,438,859	$1,840,190	$4,596,772

EARNINGS PER SHARE:
Basic earnings per share	$0.72	$0.77	$1.22

Diluted earnings per share	$0.71	$0.75	$1.20

Dividends per share	$0.32	$0.32	$0.32

(Concluded)

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount						Shares	Amount
BALANCE, OCTOBER 1, 2002	7,492,353	$74,923	$56,342,563	$(671,130)	$(35,251)	$1,596,925	$16,304,221	3,116,058	$(26,119,636)	$47,492,615
Repayment of ESOP loan and related increase in share value			160,562	671,130						831,692
Increase in ESOP shares				(538,121)						(538,121)
Options exercised	4,713	47	30,305							30,352
RRP shares earned					35,251					35,251
Net change in unrealized gain on available-for-sale securities, net of tax						(697,586)				(697,586)
Treasury stock purchased								109,760	(1,214,027)	(1,214,027)
Treasury stock reissued for acquisition								(278,543)	3,161,463	3,161,463
Net income							5,294,358			5,294,358
Dividends							(1,399,430)			(1,399,430)

BALANCE, SEPTEMBER 30, 2003	7,497,066	74,970	56,533,430	(538,121)	—	899,339	20,199,149	2,947,275	(24,172,200)	52,996,567
Repayment of ESOP loan and related increase in share value			(9,424)	692,663						683,239
Purchase of stock for ESOP				(2,270,740)						(2,270,740)
Options exercised	105,426	1,054	923,649							924,703
Net change in unrealized gain on available-for-sale securities, net of tax						(733,399)				(733,399)
Unrealized loss for securities transferred to held-to-maturity						(906,107)				(906,107)
Amortization of unrealized loss on securities transferred to held-to-maturity						23,082				23,082
Treasury stock purchased								13,500	(230,344)	(230,344)
Net income							3,456,614			3,456,614
Dividends							(1,442,791)			(1,442,791)

BALANCE, SEPTEMBER 30, 2004	7,602,492	76,024	57,447,655	(2,116,198)	—	(717,085)	22,212,972	2,960,775	(24,402,544)	52,500,824
Repayment of ESOP loan and related increase in share value			(172,265)	508,252						335,987
Purchase of stock for ESOP				(468,910)						(468,910)
Net change in unrealized gain on available-for-sale securities, net of tax						(2,069,287)				(2,069,287)
Amortization of unrealized loss on securities transferred to held-to-maturity						269,090				269,090
Net income							3,239,056			3,239,056
Dividends							(1,438,506)			(1,438,506)

BALANCE, SEPTEMBER 30, 2005	7,602,492	$76,024	$57,275,390	$(2,076,856)	$—	$(2,517,282)	$24,013,522	2,960,775	$(24,402,544)	$52,368,254

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

	2005	2004	2003
	(As restated, see Note 26)
OPERATING ACTIVITIES:
Net income	$3,239,056	$3,456,614	$5,294,358
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	525,000	3,900,000	2,595,000
Depreciation of premises and equipment	1,302,848	1,259,864	1,174,484
Deferred income tax provision (benefit)	487,640	(1,324,590)	22,697
Amortization of deferred loan fees	(67,185)	(66,577)	(38,521)
Amortization of premiums and discounts, net	244,153	147,083	(187,207)
Amortization of core deposit premium	973,204	944,696	1,095,933
Adjustment of ESOP shares and release of shares under recognition and retention plan	335,987	683,239	328,822
(Increase) decrease in loans held for sale	(507,309)	2,875,744	8,809,284
Net gains on sales of loans	(1,056,477)	(1,239,706)	(3,277,919)
Net gains on sales of investment securities	(565,939)	(385,866)	(324,225)
Net gains on sales of branches	—	(136,834)	(2,411,734)
Increase in cash surrender value of life insurance policies	(334,846)	(343,633)	(457,125)
Stock Dividend on FHLB stock	(257,700)	(113,400)	(57,700)
Changes in operating assets and liabilities, net of effects of acquired companies:
Trading securities	(1,143,679)	(485,113)	(32,794)
Accrued interest receivable	(291,734)	964,903	(702,104)
Other assets	(3,308,409)	(874,352)	(2,939,565)
Deferred compensation	(253,235)	(455,144)	(1,238,315)
Accrued expenses and other liabilities	1,576,964	(820,105)	(3,248,320)

Net cash provided by operating activities	898,339	7,986,823	4,405,049

INVESTING ACTIVITIES:
Cash acquired from acquisition of Marked Tree Bancshares, Inc.	—	—	6,233,485
Sale of branches to Bank of England, Arkansas	—	—	(14,044,395)
Sale of branches to Bank of Brinkley, Arkansas	—	—	(32,051,487)
Sale of branches to Bank of Cave City, Arkansas	—	(9,697,800)	—
Purchases of securities	(80,574,357)	(112,557,349)	(380,302,319)
Proceeds from sale of securities available-for-sale	49,180,848	86,953,100	16,850,782
Proceeds from maturities, calls and principal prepayment of investment securities	49,787,128	76,386,821	203,697,624
Net (increase) decrease in FHLB Bank stock	221,600	(2,228,800)	(3,400,500)
(Increase) decrease in loans, net	(44,679,765)	(277,502)	22,004,843
Proceeds from sale of REO	1,810,175	2,031,355	2,335,569
Proceeds from sale of assets	13,456	7,567	—
Purchases of premises and equipment	(4,270,778)	(1,042,267)	(2,390,775)

Net cash provided (used) by investing activities	(28,511,693)	39,575,125	(181,067,173)

(Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

	2005	2004	2003
	(As restated, see Note 26)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits other than in acquisitions and branch sales	$22,965,201	$(84,548,016)	$88,402,458
Federal Home Loan Bank advances	1,000,211,000	877,684,600	339,486,500
Repayment of Federal Home Loan Bank advances	(1,005,462,472)	(824,481,358)	(260,929,838)
Exercise of stock options	—	924,703	30,352
Purchase of treasury shares	—	(230,344)	(1,214,027)
Purchase of stock for ESOP	(468,909)	(2,270,740)	—
Dividends paid	(1,438,506)	(1,442,791)	(1,399,430)

Net cash provided (used) by financing activities	15,806,314	(34,363,946)	164,376,015
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(11,807,040)	13,198,002	(12,286,109)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	35,218,491	22,020,489	34,306,598

CASH AND DUE FROM BANKS, END OF YEAR	$23,411,451	$35,218,491	$22,020,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$18,677,897	$16,679,365	$19,763,260

Income taxes	$1,138,685	$2,884,070	$2,913,636

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers from loans to real estate acquired, or deemed acquired, through foreclosure	$2,184,747	$2,706,959	$2,119,495

Loans originated to finance the sale of real estate acquired through foreclosure	$821,500	$1,149,662	$1,532,910

Securities purchased not settled	$2,430,000	$—	$—

Reissuance of treasury stock for acquisition	$—	$—	$3,161,463

Securities transferred to held-to-maturity	$—	$86,089,901	$—

(Concluded)

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Pocahontas Bancorp, Inc. (“Bancorp”), its wholly owned subsidiary, First Community Bank (the “Bank”), as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation. The Bank operates 21 branches in north-eastern Arkansas and Tulsa County Oklahoma, as a federally chartered savings and loan.

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

Cash and Due From Banks - For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the statement of financial condition caption “cash and due from banks.” This includes cash on hand and amounts due from depository institutions and highly-liquid investments having a maturity at acquisition of three months or less.

Trading Securities - Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

Securities Held-to-Maturity - Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in income using the level-yield method over the assets’ remaining lives and adjusted for anticipated prepayments. Should other than a temporary decline in the fair value of a security occur, the carrying value of such security would be written down to current market value by a charge to operations. As of September 30, 2005, no securities were determined to have other than a temporary decline in fair value below cost. For a debt security transferred into the held-to-maturity category from the available-for-sale category, the unrealized holding gain or loss at the date of the transfer is included in other comprehensive income and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

Securities Available-for-Sale - Available-for-sale securities consist of securities that the Company intends to hold for an indefinite period of time and are recorded at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in a write-down of the individual security to its fair value. The related write-down would be included in earnings as a realized loss. As of September 30, 2005, no securities were determined to have other than a temporary decline in fair value below cost.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

Loans Receivable Held for Sale - Loans receivable, held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the unpaid principal balance of loans sold, adjusted for unamortized discount points and fees collected from borrowers, deferred origination costs and amounts allocated to retained servicing rights.

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance to provide for incurred but not yet realized losses. The Company reviews its loans for impairment on a quarterly basis. Impairment is determined by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement. If a loan is determined to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or by use of the observable market price of the loan or fair value of collateral if the loan is collateral dependent. Throughout the year management estimates the level of probable losses to determine whether the allowance for loan losses is appropriate considering the estimated losses existing in the portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined by management to be appropriate relative to losses. The allowance for loan losses is increased by charges to income (provisions) and decreased by charge offs, net of recoveries. Loans are charged off by reducing the loan balance and the allowance in the period in which the loans are deemed uncollectible in whole or in part.

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

Goodwill – Goodwill is tested periodically for impairment and written down to fair value as necessary. As of April 1, 2005 and 2004, the Company performed its annual impairment test and concluded there was no impairment of the carrying value of the Company’s goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test as of April 1, 2006.

Sale of Branches – In fiscal year 2004, the Company sold its banking offices in Strawberry, Arkansas, to the Bank of Cave City. In fiscal year 2003, the Company sold its banking offices in Brinkley, Arkansas, to the Bank of Brinkley, and sold its banking offices in Carlisle and England, Arkansas, to the Bank of England.

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

Stock Compensation – At September 30, 2005, the Company has two stock-based employee compensation plans, which are more fully described in Note 22. The Company applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) in accounting for its stock option plans as allowed under SFAS No. 123, Accounting for Stock Based Compensation. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Had compensation cost for these plans been determined at the fair value on the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share would have been as follows:

	Year Ended September 30
	2005	2004	2003
Net income (in thousands):
As reported	$3,239	$3,457	$5,294
Pro forma	3,239	3,445	5,186
Earnings per share:
Basic - as reported	0.72	0.77	1.22
Basic - pro forma	0.72	0.77	1.19
Diluted - as reported	0.71	0.75	1.20
Diluted - pro forma	0.71	0.75	1.17

In determining the above pro forma disclosure, the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 37%, expected life of grant – 6.5 years, risk free interest rate 5.25%, and expected dividend rate of 2.5%.

Recently Adopted or Issued Accounting Standards – In March 2004 the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. If the investor does not have the intent and ability to hold the investment until a forecasted recovery, then an other-than-temporary impairment must be recorded. The consensus by the EITF is effective for periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-1 was delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EIFP Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’,” posted September 30, 2004.

In November 2005, FSP Statements of Financial Accounting Standards (“FAS”) 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addressed the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance of the FSP amended FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Non-for-Profit Organizations, and APB Opinion No 18, The Equity Method of Accounting for Investments in Common Stock. The FSP nullified certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP gives guidance regarding how to determine whether an investment is impaired, if impaired how to evaluate whether the impairment is other-than-temporary, and proper accounting and disclosures for the investments. The Guidance is effective for reporting periods beginning after December 15, 2005; earlier application is permitted. The adoption of EITF 03-1 did not have an effect on net income or stockholders’ equity.

In December 2004 the FASB issued Statement No. 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. As of October 1, 2005, the Company adopted FAS 123(R) using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As of October 31, 2005, the Company’s options were fully vested. Accordingly, the adoption of FAS 123 (R) did not have an affect on the Company’s consolidated financial statements.

Reclassifications - Certain 2003 and 2004 amounts have been reclassified to conform to the 2005 presentations.

2.	ACQUISITIONS

On April 30, 2003, the Company completed the acquisition of Marked Tree Bancshares (“Marked Tree”) and its bank subsidiary, Marked Tree Bank, in a stock transaction valued at approximately $3.2 million with the Company issuing 278,543 shares of stock. At April 30, 2003, Marked Tree had total assets of $32.6 million, net loans receivable of $11.8 million, of which $3.5 million were classified as commercial real estate loans and $3.3 million classified as non-real estate loans. A core deposit intangible asset of $0.4 million and no goodwill was recognized related to the acquisition. The core deposit intangible asset is estimated to have a useful life of 10 years.

The following unaudited pro forma information is being provided for the business acquisitions made during the year ended September 30, 2003, as though the Company made the acquisitions at the beginning of the year.

2003
(in thousands, except earnings per share)
Net interest income	$18,357
Income before income taxes	$8,267
Net income	$5,715
Basic earnings per share	$1.32
Diluted earnings per share	$1.29

3.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2005 and 2004, were as follows (items which are not financial instruments are not included):

	2005		2004
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets and liabilities:
Cash and due from banks	$23,411,451	$23,411,451	$35,218,491	$35,218,491
Cash surrender value of life insurance	8,019,097	8,019,097	7,684,251	7,684,251
Securities held-to-maturity	129,952,373	127,755,514	86,200,660	85,581,734
Securities available-for-sale	99,460,045	99,460,045	160,633,022	160,633,021
Trading securities	3,126,044	3,126,044	1,982,365	1,982,365
Loans receivable, net	426,538,047	423,664,000	382,316,096	386,252,000
Loans receivable held for sale	3,057,985	3,260,000	1,494,200	1,510,000
Accrued interest receivable	4,487,837	4,487,837	4,196,103	4,196,103
Federal Home Loan Bank stock	7,962,000	7,962,000	7,925,900	7,925,900
Demand and savings deposits	246,257,677	245,604,000	251,617,795	251,617,795
Time deposits	267,786,057	267,157,000	239,460,738	240,712,900
Federal Home Loan Bank advances	148,645,397	147,967,000	153,896,869	155,438,000

For purposes of the above disclosures of estimated fair value, the following assumptions were used. The estimated fair value for cash and due from banks, cash surrender value of life insurance, accrued interest receivable, and Federal Home Loan Bank (“FHLB”) stock is considered to approximate cost. The estimated fair values for securities are based on quoted market values for the individual securities or for equivalent securities. The fair value for loans is estimated by discounting the future cash flows using the current rates the Company would charge for similar such loans at the applicable date. The estimated fair value for demand and savings deposits is based on the amount for which they could be settled on demand. The estimated fair values for time deposits and FHLB advances are based on estimates of the rate the Company would pay on such deposits and borrowed funds at the applicable date, applied for the time period until maturity. The estimated fair values for other financial instruments approximate cost and are not considered significant to this presentation. Fair values for the Company’s off-balance-sheet instruments, which consist of lending commitments and standby and commercial letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance-sheet instruments is not significant.

4.	SECURITIES

The amortized cost and estimated fair values of securities at September 30 are as follows:

	2005
Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government Agencies	$4,000,000	$—	$74,057	$3,925,943
US Government Treasury Notes	19,844,509	—	133,571	19,710,938
Mortgage Backed Securities	76,704,653	9,560	2,101,766	74,612,447
Municipal bonds	29,403,211	257,902	154,927	29,506,186

Total	$129,952,373	$267,462	$2,464,321	$127,755,514

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage backed securities	$101,343,904	$—	$2,859,874	$98,484,030
Mutual fund	1,000,000	—	23,985	976,015

Total	$102,343,904	$—	$2,883,859	$99,460,045

	2004
Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government Agencies	$3,940,795	$—	$44,866	$3,895,929
Mortgage Backed Securities	59,325,377	7,558	1,127,134	58,205,801
Municipal bonds	22,934,488	614,734	69,218	23,480,004

Total	$86,200,660	$622,292	$1,241,218	$85,581,734

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$500,407	$1,080	$—	$501,487
Mortgage backed securities	158,881,191	925,235	664,743	159,141,683
Mutual fund	1,000,000	—	10,148	989,852

Total	$160,381,598	$926,315	$674,891	$160,633,022

The amortized cost and estimated fair value of securities at September 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$801,473	$800,477	$—	$—
Due from one year to five years	23,472,447	23,328,700	—	—
Due from five years to ten years	8,886,977	8,962,933	—	—
Due after ten years	20,086,823	20,050,957	—	—
Mortgage backed securities	76,704,653	74,612,447	101,343,904	98,484,030
Mutual fund	—	—	1,000,000	976,015

Total	$129,952,373	$127,755,514	$102,343,904	$99,460,045

Available-for-sale securities with a carrying value and a fair value of $16,440,711 and $56,354,134 at September 30, 2005 and 2004, respectively, and held-to-maturity securities with a carrying value of $87,277,527 and a fair value of $85,722,293 at September 30, 2005, and a carrying value of $36,125,480 and a fair value of $35,650,507 at September 30, 2004, were pledged to collateralize public and trust deposits.

For the years ended September 30, 2005, 2004, and 2003, proceeds from the sales of securities available-for-sale amounted to $49,180,848, $86,953,100, and $16,850,782, respectively. Gross realized gains amounted to $566,790, $845,892, and $327,694, respectively. Gross realized losses amounted to $851, $460,026, and $3,469, respectively.

The following table presents those investments of the Company with gross unrealized losses, along with the related fair value, by investment category and length of time in a loss position. These individual securities have been in a continuous unrealized loss position as of September 30, 2005.

Security Description	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Held-to-Maturity
U.S. Government agency obligations	—	—	3,925,943	(74,057)	3,925,943	(74,057)
U.S. Government Treasury obligations	19,710,938	(133,571)	—	—	19,710,938	(133,571)
Mortgage-backed securities	33,713,993	(797,211)	27,044,717	(1,304,555)	60,758,710	(2,101,766)
Municipal Bonds	7,294,190	(93,576)	2,545,536	(61,351)	9,839,726	(154,927)

	$60,719,121	$(1,024,358)	$33,516,196	$(1,439,963)	$94,235,317	$(2,464,321)

Available-for-Sale
Mortgage-backed securities	83,369,654	(2,348,376)	15,114,376	(511,498)	98,484,030	(2,859,874)
Mutual Fund	976,015	(23,985)	—	—	976,015	(23,985)

	$84,345,669	$(2,372,361)	$15,114,376	$(511,498)	$99,460,045	$(2,883,859)

Management of the Company anticipates that the market values of its investments which have unrealized losses for 12 months or longer at September 30, 2005, will increase to at least the cost of the investment to the Company. The investments with indicated losses above include debt securities whose market values have declined due to interest rate fluctuations and equity securities whose decline appears to be due to normal market factors including the issuer’s financial performance. In determining that the investment is not other-than-temporarily impaired the Company considered reports of financial specialists and the volatility of the investment’s fair value.

U.S. Government Obligations. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2005.

Federal Agency Mortgage-Backed Securities. The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased those investment securities at a premium relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2005.

Municipal Bonds. The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2005.

Mutual Fund. Management believes that the unrealized loss on the Company’s investment in the CRA Mutual Fund was primarily caused by interest rate increases. The composition of the Fund includes Asset Backed Securities/CMOs, Targeted Mortgage-backed Securities, FNMA, Taxable Municipal Bonds, Money markets, and project loans. Because the company has the ability and intent to hold this investment until a recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2005.

5.	LOANS RECEIVABLE

Loans receivable at September 30 are summarized as follows:

	2005	2004
Real estate loans:
Single-family residential	$133,438,043	$126,577,555
Multifamily residential	8,812,085	2,392,785
Agricultural	20,190,397	17,915,364
Commercial	135,810,958	135,325,967

Total real estate loans	298,251,483	282,211,671

Other loans:
Savings account loans	6,279,261	5,570,835
Commercial business	80,695,014	57,045,618
Other	52,150,010	44,408,877

Total other loans	139,124,285	107,025,330

Total loans receivable	437,375,768	389,237,001

Less:
Undisbursed loan proceeds	7,456,048	2,942,255
Unearned fees, net	172,412	213,150
Allowance for loan losses	3,209,261	3,765,500

Loans receivable, net	$426,538,047	$382,316,096

The Company originates adjustable rate mortgage loans to hold for investment. The Company also originates 15 year, 20 year and 30 year fixed-rate mortgage loans and sells substantially all new originations of such loans to outside investors. Such loans are typically originated for sale. These loans are typically held for sale only a short time, and were approximately $3.1 million and $1.5 million as of September 30, 2005 and 2004, respectively. Normally the short time between origination and sale does not provide for significant differences between cost and market values.

The Company is not committed to lend additional funds to debtors whose loans have been modified.

The Company grants real estate, commercial, consumer and agricultural real estate loans, primarily in north-eastern Arkansas and Tulsa County Oklahoma. Substantially all loans are collateralized by real estate or consumer assets.

6.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at September 30 is summarized as follows:

	2005	2004
Securities	$1,050,443	$1,125,158
Loans receivable	3,437,394	3,070,945

TOTAL	$4,487,837	$4,196,103

7.	ALLOWANCE FOR LOAN AND FORECLOSED REAL ESTATE LOSSES

Activity in the allowance for losses on loans and foreclosed real estate for the years ended September 30, 2005, and 2004 is as follows:

	Loans	Foreclosed Real Estate
BALANCE, OCTOBER 1, 2003	$4,067,660	$88,293
Provision for losses	3,900,000	272,515
Balance transferred at acquisition	0	—
Charge-offs	(4,645,193)	(317,717)
Recoveries	443,033	34,264

BALANCE, SEPTEMBER 30, 2004	3,765,500	77,355
Provision for losses	525,000	161,200
Charge-offs	(2,309,202)	(201,244)
Recoveries	1,227,963	7,000

BALANCE, SEPTEMBER 30, 2005	$3,209,261	$44,311

The following is a summary of information pertaining to impaired and non-accrual loans:

	September 30,
	2005	2004
	(in thousands)
Impaired loans with a valuation allowance	$937	$8,426
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$937	$8,426

Valuation allowance related to impaired loans	$229	$1,474
Total non-accrual loans	$3,936	$4,666
Total loans past-due ninety days or more and still accruing	$161	$68

	Years Ended September 30,
	2005	2004
	(in thousands)
Average investment in impaired loans	$4,700	$8,562

Interest income recognized on impaired loans	$35	$355

Interest income recognized on a cash basis on impaired loans is not significantly different from interest recognized on impaired loans above. No additional funds are committed to be advanced in connection with impaired loans.

8.	PREMISES AND EQUIPMENT

Premises and equipment at September 30 are summarized as follows:

	2005	2004
Cost:
Land	$3,654,614	$3,102,389
Buildings and improvements	14,186,463	11,342,272
Furniture, fixtures, and equipment	5,481,484	4,897,854

	23,322,561	19,342,515
Less accumulated depreciation	(6,605,649)	(5,580,077)

TOTAL	$16,716,912	$13,762,438

The Company is obligated under various noncancelable operating leases for premises and equipment. Rental expense was $122,000, $131,000, and $157,000 for the years ended September 30, 2005, 2004 and 2003, respectively. Most of the leases contain options to extend for periods of 5 years.

9.	GOODWILL AND CORE DEPOSIT PREMIUMS, NET

There has been no change in the $8,847,572 carrying amount of goodwill for the years ended September 30, 2005 and 2004.

As of September 30, 2005 the Company has total core deposit intangible assets of $5,323,319 net of accumulated amortization of approximately $4,266,888. Core deposit intangible assets are estimated to have a useful life of 10 years.

The amortization of core deposit premiums is reported in the “interest expense-deposits” line item of the Company’s consolidated statements of income and comprehensive income. Total amortization expense for core deposit intangible assets was approximately $973,204, $944,696, and $1,095,933, for the years ended September 30, 2005, 2004, and 2003, respectively. Amortization expense for the net carrying amount of core deposit intangible assets at September 30, 2005 is estimated to be as follows:

Year ended September 30, 2006	$973,205
Year ended September 30, 2007	973,205
Year ended September 30, 2008	838,883
Year ended September 30, 2009	794,109
Year ended September 30, 2010	794,109
After September 30, 2010	949,808

Total	$5,323,319

10.	DEPOSITS

Deposits at September 30 are summarized as follows:

	2005	2004
Checking accounts, including noninterest-bearing deposits of $40,043,005 and $37,932,365 in 2005 and 2004, respectively	$200,411,165	$203,471,772
Passbook savings	45,846,512	48,146,023
Certificates of deposit	267,786,057	239,460,738

TOTAL	$514,043,734	$491,078,533

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $115,268,031 and $86,550,476 at September 30, 2005 and 2004, respectively.

At September 30, 2005, scheduled maturities of certificates of deposit are as follows:

Total
Years ending September 30:

2006	$177,443,418
2007	37,617,390
2008	27,984,165
2009	17,035,251
2010	8,360,161

Subtotal	$268,440,385
Unamortized acquisition adjustment	(654,328)

TOTAL	$267,786,057

Interest expense on deposits for the years ended September 30, 2005, 2004, and 2003, is summarized as follows:

	2005	2004	2003
Checking	$3,191,612	$3,529,430	$4,235,136
Passbook savings	851,069	585,210	1,832,958
Certificates of deposit	8,189,538	7,505,007	10,599,565

TOTAL	$12,232,219	$11,619,647	$16,667,659

11.	FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Company is required to purchase stock in the FHLB. Such stock may be redeemed at par but is not readily marketable. At September 30, 2005 and 2004, the Company had stock of $7,962,000 and $7,925,900, respectively. Pursuant to collateral agreements with the FHLB, advances are collateralized by all of the Company’s stock in the FHLB and by 75% of qualifying loans with a carrying value at September 30, 2005 and 2004, of approximately $136,739,960 and $166,416,957, respectively. Advances at September 30, 2005 and 2004, have maturity dates as follows:

	2005		2004
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
September 30:
2005	—	$—	2.38%	$23,000,000
2006	2.93%	76,980,000	2.69%	58,980,000
2007	3.31%	49,500,000	3.31%	49,500,000
2008	3.95%	10,574,980	3.99%	10,779,661
2009	4.43%	5,000,000	4.43%	5,000,000
2010	7.03%	4,000,000	7.03%	4,000,000
Thereafter	6.97%	2,590,417	6.97%	2,637,208

TOTAL	3.36%	$148,645,397	3.18%	$153,896,869

Interest expense on FHLB advances was $4,997,198, $3,657,921, and $1,223,039, for the years ended September 30, 2005, 2004, and 2003, respectively. Interest rates on all FHLB advances are fixed as of September 30, 2005.

12.	TRUST PREFERRED SECURITIES

On March 28, 2001, Pocahontas Capital Trust I, a Delaware statutory business trust wholly owned by Pocahontas Bancorp, Inc., sold to qualified buyers in a private placement offering $7.5 million of 10.18% cumulative trust preferred securities. The proceeds were used to purchase an equal principal amount of 10.18% subordinated debentures of Pocahontas Bancorp, Inc. Pocahontas Bancorp, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Pocahontas Capital Trust I on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as regulatory Tier 1 capital and are presented in the consolidated statements of financial condition as liabilities. The sole asset of Pocahontas Capital Trust I is the subordinated debentures issued by Pocahontas Bancorp, Inc. Both the preferred securities of Pocahontas Capital Trust I and the subordinated debentures of Pocahontas Bancorp, Inc. will mature on June 6, 2031; however, they may be prepaid, prior to maturity at any time on or after June 8, 2011, or earlier upon the occurrence of a special event as defined as certain changes in tax or investment company laws or regulatory capital requirements.

On November 28, 2001, Pocahontas Capital Trust II, a Delaware statutory business trust wholly owned by Pocahontas Bancorp, Inc., sold to qualified buyers in a private placement offering $10.0 million of variable rate (LIBOR +3.75%) cumulative trust preferred securities. The coupon resets semi-annually and has a coupon cap of 11.0% until December 8, 2006. The proceeds were used to purchase an equal principal amount of variable rate (LIBOR +3.75%) subordinated debentures of Pocahontas Bancorp, Inc. Pocahontas Bancorp, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Pocahontas Capital Trust II on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as regulatory Tier 1 capital and are presented in the consolidated statements of financial condition as liabilities. The sole asset of Pocahontas Capital Trust II is the subordinated debentures issued by Pocahontas Bancorp, Inc. Both the preferred securities of Pocahontas Capital Trust II and the subordinated debentures of Pocahontas Bancorp, Inc. will mature on December 8, 2031; however, they may be prepaid, prior to maturity and upon prior approval from the OTS at any time on or after December 8, 2006, or earlier upon the occurrence of a special event as defined as certain changes in tax or investment company laws or regulatory capital requirements.

For the year ended September 30, 2005, 2004 and 2003, interest expense incurred on the trust preferred securities totaled $1,440,363, $1,286,688, and $1,292,519, respectively. Such interest is shown under interest expense as a separate line item, in the consolidated statements of income and comprehensive income.

13.	DEFERRED COMPENSATION

The Company has funded and unfunded deferred compensation agreements with a former executive and non-officer members of the Board of Directors. The plans limit the ability of the executive to compete with the Company and require that the directors continue to serve for a specified period of time. The amount of expense related to such plans for the years ended September 30, 2005, 2004, and 2003, was approximately $14,000, $13,000, and $48,000, respectively. During the years ended September 30, 2005 and 2004, an additional expense of $1,600 and $3,000, respectively, was incurred relating to separation agreements with officers. As of September 30, 2005 and 2004, approximately $302,000, and $447,000, respectively was payable under the remaining agreements.

On March 2, 1999, the Company, the Bank, and an executive entered into an Employment Separation Agreement and Release (the “Agreement”). The Agreement provides, among other things, for the payment by the Company to the executive of $2,750,000, in installments of not less than $150,000 annually, with the entire unpaid amount due upon the executive’s death. The unpaid balance, including accrued interest, was approximately $1,875,000 and $1,983,000 at September 30, 2005 and 2004, respectively.

14.	RETIREMENT PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a defined contribution retirement plan. The plan covers all employees who have accumulated one year with 1,000 hours of service in each year. A flat percentage rate, selected by discretion of the Board of Directors, is applied to the base salary of each eligible employee. The Company made no contributions to the plan for the years ended September 30, 2005, 2004 and 2003.

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. In 2003, the ESOP established a $2.0 million line of credit with the Company that was to be used to purchase additional shares of Company stock. In 2004, the ESOP established a second $2.0 million line of credit with the Company that was to be used to purchase additional shares of Company stock. Both loans were collateralized by the shares that were purchased with the proceeds of the loan; as of September 30, 2004, the ESOP owed $0.3 million on the first line of credit and $1.8 million on the second line of credit.

During October 2004, the ESOP established a third line of credit for $3.1 million with the Company to be used to payoff the outstanding balances of $0.3 million on the first line of credit and the $1.8 million on the second line of credit and purchase up to $1.0 million in additional shares of Company stock on or before December 31, 2005. The loan is collateralized by shares that were purchased with the proceeds of the loans; as of September 30, 2005, the ESOP had drawn $0.5 million of the $1.0 million available to draw by December 31, 2005 and owed $2.1 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP. The Company contributed $503,605, $717,636, and $799,113, respectively, to the ESOP in years ended September 30, 2005, 2004, and 2003.

The Company also has a supplemental retirement plan for certain executive officers. The plan requires that a set amount be deposited into a trust each year until the executive officers reach 60 years of age. The amount of expense related to such plans was approximately $122,000, for each of the years ended September 30, 2005, 2004, and 2003, respectively.

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

Income tax provision (benefit) for the years ended September 30 is summarized as follows:

	2005	2004	2003
Current	$608,894	$2,787,834	$2,363,892
Deferred	487,640	(1,324,590)	22,697

TOTAL	$1,096,534	$1,463,244	$2,386,589

The net deferred tax amount, which is included in other assets, consisted of the following:

	2005	2004
Deferred tax assets:
Deferred compensation	$869,288	$971,848
Allowance for loan losses	1,857,974	2,662,913
Unrealized loss on available-for-sale securities	980,512	—
Other	17,946	31,330

Total deferred tax assets	3,725,720	3,666,091

Deferred tax liabilities:
Acquired core deposit intangible	(1,001,136)	(1,100,531)
Acquired deposit discount	(156,643)	(410,512)
Acquired loan premium	(21,351)	(216,824)
Unrealized gain on available-for-sale securities	—	(85,484)
FHLB stock dividends	(214,572)	(149,759)
Other	(470,444)	(419,762)

Total deferred tax liabilities	(1,864,146)	(2,382,872)

Net deferred tax asset (liability)	$1,861,574	$1,283,219

The income tax provision differed from the amounts computed by applying the federal income tax rates as a result of the following:

	2005		2004		2003
Expected income tax expense	34.0%	$1,496,541	34.0%	$1,672,752	34.0%	$2,611,522
Exempt income	(8.1)	(358,600)	(6.4)	(314,175)	(3.6)	(275,331)
Cash surrender value of life insurance	(2.4)	(104,851)	(2.2)	(107,839)	(2.0)	(155,423)
State tax, net of federal benefit	2.4	104,345	3.3	161,551	2.3	175,673
Other	(0.6)	(40,901)	1.0	50,955	0.4	30,148

TOTAL	25.3%	$1,096,534	29.7%	$1,463,244	31.1%	$2,386,589

The Company provides for the recognition of a deferred tax asset or liability for the future tax consequences of differences in carrying amounts and tax bases of assets and liabilities. Specifically exempted from this provision are bad debt reserves for tax purposes of U.S. savings and loan associations in the association’s base year, as defined. Base year reserves total approximately $3,600,000 at September 30, 2005. Consequently, a deferred tax liability of approximately $1,378,000 related to such reserves is not provided for in the statement of financial condition at September 30, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). Management believes, as of September 30, 2005, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2005 and 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Tangible capital to tangible assets	$49,414	6.80%	$10,903	1.50%	N/A	N/A
Core capital to adjusted tangible assets	49,414	6.80	29,074	4.00	$36,343	5.00
Total capital to risk weighted assets	52,623	11.50	36,595	8.00	45,743	10.00
Tier I capital to risk weighted assets	49,414	10.80	18,297	4.00	27,446	6.00

As of September 30, 2004:
Tangible capital to tangible assets	$48,269	6.88%	$10,525	1.50%	N/A	N/A
Core capital to adjusted tangible assets	48,269	6.88	28,066	4.00	$36,082	5.00
Total capital to risk weighted assets	52,035	12.59	33,070	8.00	41,337	10.00
Tier I capital to risk weighted assets	48,269	11.68	16,535	4.00	24,802	6.00

17.	RETAINED EARNINGS

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Year Ended September 30
	2005	2004	2003
Basic EPS weighted average shares	4,492,462	4,470,913	4,345,113
Add dilutive effect of unexercised options	78,772	126,184	69,730

Dilutive EPS weighted average shares	4,571,234	4,597,097	4,414,843

19.	CONTINGENCIES

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

At September 30, 2005, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2005, the Company had no interests in non-consolidated special purpose entities. At September 30, 2005, commitments included:

Total approved loan origination commitments outstanding were $13.3 million, with $5.0 million in loans committed to sell.

Rate lock agreements with customers of $5.0 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $7.5 million.

Total unused lines of credit of $21.1 million.

Outstanding letters of credit of $0.6 million.

Total certificates of deposit scheduled to mature in one year or less of $176.9 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $5.0 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at September 30, 2005.

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

The Company has not incurred any losses on its commitments in any of the three years in the period ended September 30, 2005.

21.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests total approximately $13,110,829, and $8,202,890 at September 30, 2005, and 2004, respectively. During the year ended September 30, 2005, total principal additions were $11,565,398 and total principal payments were $6,657,459.

Deposits from related parties held by the Company at September 30, 2005, and 2004, amounted to $4,823,108 and $5,575,546, respectively.

22.	RESTRICTED STOCK AWARD PROGRAMS AND STOCK OPTION PLANS

1998 Stock Option Plan -

The Company’s stockholders adopted the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award any one or a combination of incentive stock options, non-statutory or compensatory stock options, limited rights, dividend equivalent rights and reload options, representing up to 357,075 shares of the Company’s stock. The options will vest in equal amounts over five years beginning one year from the date of grant. Options granted vest immediately in the event of retirement, disability, or death and are generally exercisable for a three year period following such event. Outstanding stock options expire no later than 10 years from the date of grant. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share, the fair value of the stock on that date. The weighted average remaining contractual life of the options as of September 30, 2005, is 3.1 years.

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

A summary of the activity of the Company’s stock option plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 01, 2003	296,257	$8.77
Granted	—
Exercised	(105,426)	$8.77
Forfeited	—

Outstanding at September 30, 2004	190,831	$8.77

Granted	—
Exercised	—
Forfeited	—

Outstanding at September 30, 2005	190,831	$8.77

Options exercisable at September 30, 2003	245,457	$8.73

Options exercisable at September 30, 2004	190,831	$8.77

Options exercisable at September 30, 2005	190,831	$8.77

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

Compensation expense was recognized based on the fair market value of the shares on the grant date of $9.00 over the vesting period. The shares vested equally over a five year period with the first vesting date of January 3, 2000. All expense associated with this plan has been recognized.

23.	OTHER COMPREHENSIVE INCOME

	Year Ended September 30, 2005
	Before Tax Amount	Tax Benefit	Net-of-Tax Amount
UNREALIZED GAINS (LOSSES) ON SECURITIES:
Unrealized holding gain (loss) on securities arising during period	$(2,161,632)	$734,955	$(1,426,677)
Less reclassification adjustment for gains included in net income	(565,939)	192,419	(373,520)

Other comprehensive income (loss)	$(2,727,571)	$927,374	$(1,800,197)

	Year Ended September 30, 2004
	Before Tax Amount	Tax Benefit	Net-of-Tax Amount
UNREALIZED GAINS (LOSSES) ON SECURITIES:
Unrealized holding gain (loss) on securities arising during period	$(2,063,261)	$701,509	$(1,361,752)
Less reclassification adjustment for gains included in net income	(385,867)	131,195	(254,672)

Other comprehensive income (loss)	$(2,449,128)	$832,704	$(1,616,424)

	Year Ended September 30, 2003
	Before Tax Amount	Tax Benefit	Net-of-Tax Amount
UNREALIZED GAINS (LOSSES) ON SECURITIES:
Unrealized holding gain (loss) on securities arising during period	$(732,723)	$249,125	$(483,598)
Less reclassification adjustment for gains included in net income	(324,225)	110,237	(213,988)

Other comprehensive income (loss)	$(1,056,948)	$359,362	$(697,586)

24.	SUBSEQUENT EVENTS

None.

25.	PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition as of September 30, 2005 and 2004, and condensed statements of income and cash flows for the years ended September 30, 2005 and 2004, for Pocahontas Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

POCAHONTAS BANCORP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2005 AND 2004

	2005	2004
ASSETS

Deposit in Bank	$6,297,468	$5,625,122
Investment in Bank	62,061,533	63,528,842
Loan receivable	2,056,529	2,091,225
Investment securities	3,126,044	1,982,365
Other assets	1,323,652	764,572

TOTAL ASSETS	$74,865,226	$73,992,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$3,659,300	$2,566,450
Deferred compensation	1,874,989	1,982,935
Trust preferred securities	16,962,683	16,941,917
Stockholders’ equity	52,368,254	52,500,824

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,865,226	$73,992,126

CONDENSED STATEMENTS OF INCOME YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

	2005	2004	2003
INCOME:
Dividend from the Bank	$4,000,000	$5,500,000	$1,500,000
Interest and investment income	497,144	536,154	470,367

Total Income	4,497,144	6,036,154	1,970,367
EXPENSES:
Interest expense	1,568,526	1,335,162	1,349,429
Operating expenses	748,985	671,960	931,202

Total Expenses	2,317,511	2,007,122	2,280,631

EARNINGS (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	2,179,633	4,029,032	(310,264)
INCOME TAX BENEFIT	726,535	517,437	741,403

EARNINGS (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	2,906,168	4,546,469	431,139
EQUITY IN UNDISTRIBUTED EARNINGS (DISTRIBUTIONS IN EXCESS OF EARNINGS) OF BANK SUBSIDIARY	332,888	(1,089,855)	4,863,219

NET INCOME	$3,239,056	$3,456,614	$5,294,358

POCAHONTAS BANCORP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$3,239,056	$3,456,614	$5,294,358
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Bank subsidiary	(332,888)	1,089,855	(4,863,219)
ESOP allocation	335,987	—	160,562
Amortization	20,766	20,767	20,767
Stock compensation	—	—	35,251
Changes in operating assets and liabilities:
Investment securities	(1,143,679)	(485,113)	(32,794)
Loan receivable	34,696	(1,553,104)	835,080
Other assets	(559,079)	166,505	614,662
Accrued expenses and other liabilities	623,938	(74,045)	(638,885)
Deferred compensation	(107,945)	(125,737)	(1,398,990)

Net cash provided by operating activities	2,110,852	2,495,742	26,792

INVESTING ACTIVITIES:
Cash acquired from acquisition of Marked Tree Bancshares, Inc.	—	—	7,667

Net cash provided by investing activities	—	—	7,667

FINANCING ACTIVITIES:
Options exercised	—	924,703	30,352
Dividends paid	(1,438,506)	(1,442,791)	(1,399,430)
Purchase of treasury stock	—	(230,344)	(1,214,027)

Net cash used by financing activities	(1,438,506)	(748,432)	(2,583,105)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	672,346	1,747,310	(2,548,646)

CASH AND CASH EQUIVALENTS:
Beginning of year	5,625,122	3,877,812	6,426,458

End of year	$6,297,468	$5,625,122	$3,877,812

26.	RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s September 30, 2005 consolidated financial statements, the Company determined that amounts presented in the Company’s consolidated statement of cash flows for the year ended September 30, 2005, reflected an error in the presentation of the Company’s investment securities that were purchased, but not yet settled, at September 30, 2005. An error in the presentation of the receipt of stock dividends paid on FHLB stock has also been corrected for the years ended September 30, 2005, 2004 and 2003. As a result, the accompanying consolidated statement of cash flows for the year ended September 30, 2005 has been restated to present the purchase of securities not yet settled at September 30, 2005 as a non-cash activity rather than in the investing activities and operating activities sections. The amounts presented in the Company’s consolidated statements of cash flows for the years ended September 30, 2005, 2004 and 2003 also reflect a correction in the presentation of the receipt of stock dividends on FHLB stock as an adjustment to reconcile net income to net cash provided by operating activities rather than investing activities. These corrections resulted in a decrease in net cash provided by operating activities and a corresponding decrease in cash used in investing activities of $2.7 million, $0.1 million and $0.1 million from those amounts previously presented in the consolidated statements of cash flows for the years ended September 30, 2005, 2004 and 2003, respectively. There was no change in the net increase in cash resulting from either of these corrections. Further, these changes had no effect on the Company’s consolidated statement of income, consolidated statement of financial condition, or consolidated statement of shareholders’ equity.

The effect of the restatement on the Company’s consolidated statements of cash flows for the years ended September 30, 2005, 2004 and 2003 is reflected in the table below:

	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
OPERATING ACTIVITIES:
Stock Dividends on FHLB Stock	$—	$(257,700)	$—	$(113,400)	$—	$(57,700)
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	4,006,964	1,576,964	(820,105)	(820,105)	(3,248,320)	(3,248,320)
Net cash provided by operating activities	3,586,039	898,339	8,100,223	7,986,823	4,462,749	4,405,049

INVESTING ACTIVITIES:
Purchases of securities	(83,004,357)	(80,574,357)	(112,557,349)	(112,557,349)	(380,302,319)	(380,302,319)
Net (increase) decrease in FHLB stock	(36,100)	221,600	(113,400)	—	(57,700)	—
Net cash used by investing activities	(31,199,393)	(28,511,693)	9,461,725	9,575,125	(181,124,873)	(181,067,173)

FINANCING ACTIVITIES:
Net cash provided by financing activities	15,806,314	15,806,314	(34,363,946)	(34,363,946)	164,376,015	164,376,015

NET DECREASE IN CASH	(11,807,040)	(11,807,040)	13,198,002	13,198,002	(12,286,109)	(12,286,109)

CASH AT BEGINNING OF PERIOD	35,218,491	35,218,491	22,020,489	22,020,489	34,306,598	34,306,598

CASH AT END OF PERIOD	$23,411,451	$23,411,451	$35,218,491	$35,218,491	$22,020,489	$22,020,489

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of securities not yet settled	$—	$2,430,000	$—	—	$—	—

ITEM 9

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

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Subsequent to the date of that evaluation, management considered the restatement of the Company’s consolidated financials statements and concluded that the restatement itself was an indicator of a material weakness related to controls over the preparation and review of its consolidated statement of cash flows. Based on such considerations, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were not effective because of the material weakness described below. Specifically, the Company did not maintain effective controls to appropriately classify the presentation of the purchase of certain investment securities and the receipt of stock dividends on FHLB stock, as discussed in Note 26 to the accompanying consolidated financial statements.

Changes in Internal Controls Over Financial Reporting

In an effort to reduce the possibility of classification errors in the future, the Company has modified the internal controls over the preparation and review of its consolidated statements of cash flows during the third quarter of 2006. Management has implemented a process to aid in ensuring the correct classification of items included in the consolidated statements of cash flows, including a detailed statement of cash flows preparation checklist. Accordingly, management believes that this process will accentuate the internal controls already in place and remediate the material weakness discussed above. There have been no other changes made in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: May 19, 2006	By:	/s/ Dwayne Powell
Dwayne Powell, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Powell	By:	/s/ Terry Davis
	Dwayne Powell		Terry Davis
	President, Chief Executive Officer, Director		Executive Vice President, Chief Financial Officer
	(Principal Executive Officer)		Treasurer (Principal Financial and Accounting Officer)

Date:	May 19, 2006	Date:	May 19, 2006

By:	/s/ Ralph P. Baltz	By:	/s/ James Edington
	Ralph P. Baltz		James Edington
	Chairman of the Board and Director		Director and Secretary

Date:	May 19, 2006	Date:	May 19, 2006

By:	/s/ A.J. Baltz, Jr.	By:	/s/ Marcus Van Camp
	A.J. Baltz. Jr.		Marcus Van Camp
	Director		Director

Date:	May 19, 2006	Date:	May 19, 2006

By:	/s/ N. Ray Campbell	By:	/s/ Bruce Burrow
	N. Ray Campbell		Bruce Burrow
	Director		Director

Date:	May 19, 2006	Date:	May 19, 2006