Form 10-Q
period 2006-06-30
POCAHONTAS BANCORP INC
filed 2006-08-11
CIK 1051859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 4,641,717 shares of Common Stock ($0.01 par value) issued and outstanding as of August 10, 2006.

POCAHONTAS BANCORP, INC.

Item 1

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$16,172,216	$23,411,451
Cash surrender value of life insurance	8,342,739	8,019,097
Securities held-to-maturity, at cost	136,423,194	129,952,373
Securities available-for-sale, at fair value	96,841,074	99,460,045
Trading securities, at fair value	—	3,126,044
Loans receivable, net	425,681,760	426,538,047
Loans receivable, held for sale	3,536,780	3,057,985
Accrued interest receivable	4,701,138	4,487,837
Premises and equipment, net	16,137,635	16,716,912
Federal Home Loan Bank stock, at cost	7,154,200	7,962,000
Goodwill	8,847,572	8,847,572
Core deposit premiums, net	4,593,416	5,323,319
Other assets	4,511,923	4,360,885

TOTAL ASSETS	$732,943,647	$741,263,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$534,754,881	$514,043,734
Federal Home Loan Bank advances	125,076,586	148,645,397
Deferred compensation	1,817,911	2,176,859
Accrued expenses and other liabilities	2,849,582	7,066,640
Trust preferred securities	16,978,258	16,962,683

Total liabilities	681,477,218	688,895,313

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,602,492 shares issued and 4,641,717 shares outstanding at June 30, 2006 and September 30, 2005	76,024	76,024
Additional paid-in capital	57,275,390	57,275,390
Unearned ESOP shares	(2,152,968)	(2,076,856)
Accumulated other comprehensive loss, net	(4,354,961)	(2,517,282)
Retained earnings	25,025,488	24,013,522

	75,868,973	76,770,798

Treasury stock at cost, 2,960,775 shares, at June 30, 2006 and September 30, 2005	(24,402,544)	(24,402,544)

Total stockholders’ equity	51,466,429	52,368,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$732,943,647	$741,263,567

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans receivable	$7,208,684	$5,876,659	$21,093,650	$17,191,584
Investment securities	2,607,873	3,181,993	7,944,276	9,369,404

Total interest income	9,816,557	9,058,652	29,037,926	26,560,988

INTEREST EXPENSE:
Deposits	4,442,662	3,122,294	12,277,310	8,852,830
Borrowed funds	1,353,128	1,376,226	4,119,373	3,930,244
Trust preferred securities	408,297	363,597	1,185,020	1,056,870

Total interest expense	6,204,087	4,862,117	17,581,703	13,839,944

NET INTEREST INCOME	3,612,470	4,196,535	11,456,223	12,721,044
PROVISION FOR LOAN LOSSES	—	—	310,000	125,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,612,470	4,196,535	11,146,223	12,596,044
NON-INTEREST INCOME:
Dividends	93,442	89,986	290,580	217,447
Fees and service charges	794,107	808,673	2,374,334	2,372,253
Gain on sale of loans	213,927	258,390	583,804	733,428
Gain/(loss) on sale of loan servicing	(34,908)	—	159,148	—
Gain on sale of securities, net	3,982	564,290	269,941	564,290
Trading gain/(loss), net	—	(16,227)	337	7,492
Other	79,319	29,001	278,702	208,692

Total non-interest income	1,149,869	1,734,113	3,956,846	4,103,602

NON-INTEREST EXPENSE
Compensation and benefits	2,329,291	2,508,409	7,151,644	7,269,121
Occupancy and equipment	724,239	645,067	2,223,130	2,079,739
Insurance premiums	102,965	95,559	301,361	271,899
Professional fees	286,281	251,862	870,658	789,116
Data processing	194,856	167,173	561,980	478,796
Advertising and donations	139,147	312,342	429,435	732,870
Office supplies	73,042	140,996	228,612	258,925
REO and other repossessed assets	4,307	132,981	85,410	172,494
Other	307,067	398,483	1,005,814	1,025,174

Total non-interest expense	4,161,195	4,652,872	12,858,044	13,078,134

INCOME BEFORE INCOME TAXES	601,144	1,277,776	2,245,025	3,621,512
INCOME TAXES (BENEFIT)	(37,569)	439,700	119,048	1,236,200

NET INCOME	$638,713	$838,076	$2,125,977	$2,385,312

EARNINGS PER SHARE:
Basic earnings per share	$0.14	$0.19	$0.47	$0.53

Diluted earnings per share	$0.14	$0.18	$0.47	$0.52

DIVIDENDS PAID	$0.08	$0.08	$0.24	$0.24

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income(loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
BALANCE, OCTOBER 1, 2005	7,602,492	$76,024	$57,275,390	$(2,076,856)	$(2,517,282)	$24,013,522	2,960,775	$(24,402,544)	$52,368,254

Comprehensive income (loss)
Net change in unrealized loss on available-for-sale securities, net of tax					(1,780,300)				(1,780,300)
Amortization of loss for securities transferred to HTM					120,782		—	—	120,782
Less reclassification adjustment for (Gains) Losses included in net income					(178,161)				(178,161)
Net income						2,125,977			2,125,977

Total comprehensive income (loss)									288,298
Purchase of stock with ESOP loan				(76,112)					(76,112)
Dividends declared	—	—	—	—	—	(1,114,011)	—	—	(1,114,011)

BALANCE, JUNE 30, 2006	7,602,492	$76,024	$57,275,390	$(2,152,968)	$(4,354,961)	$25,025,488	2,960,775	$(24,402,544)	$51,466,429

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$2,125,977	$2,385,312
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	310,000	125,000
Depreciation of premises and equipment	985,303	987,512
Amortization of deferred loan fees	(46,816)	(52,966)
Amortization of premiums and discounts, net	125,247	121,984
Amortization of core deposit premium	729,903	729,903
(Increase) decrease in loans held for sale	105,009	(531,226)
Net gain on sale of loans	(583,804)	(733,428)
Net gain on sale of securities	(269,941)	(564,290)
Net gain on sale of mortgage servicing rights	(159,148)	—
Increase in cash surrender value of life insurance policies	(323,642)	(287,318)
Stock dividends on FHLB stock	(258,400)	(177,300)
Changes in operating assets and liabilities:
Trading securities	(442,256)	(907,141)
Accrued interest receivable	(213,301)	12,142
Other assets	28,292	(1,937,301)
Deferred compensation	(358,947)	(205,906)
Accrued expenses and other liabilities	(1,415,720)	899,002

Net cash (used in) provided by operating activities	337,756	(136,021)

INVESTING ACTIVITIES:
Purchases of available-for-sale and held to maturity securities	(36,868,631)	(78,029,357)
Proceeds from sale of securities available-for-sale	2,900,647	49,179,199
Proceeds from maturities, calls and principal prepayment of available-for-sale and held to maturity securities	28,568,120	34,707,097
Net (increase) decrease in loans	593,103	(5,450,925)
Net (increase) decrease in FHLB bank	1,066,200	(852,500)
Proceeds from sale of real estate owned	988,721	1,048,814
Proceeds from sale of assets	3,235	681
Purchases of premises and equipment	(409,261)	(3,302,935)

Net cash used in investing activities	(3,157,866)	(2,699,926)

FINANCING ACTIVITIES:
Net increase in deposits	20,711,148	5,744,362
Federal Home Loan Bank advances	997,030,000	656,145,000
Repayment of Federal Home Loan Bank advances	(1,020,598,811)	(661,332,176)
Purchase of stock for ESOP	(76,112)	(451,590)
Dividends paid	(1,485,350)	(1,114,011)

Net cash used in financing activities	(4,419,125)	(1,008,415)

NET DECREASE IN CASH	(7,239,235)	(3,844,362)
CASH AT BEGINNING OF PERIOD	23,411,451	35,218,491

CASH AT END OF PERIOD	$16,172,216	$31,374,129

See notes to unaudited condensed consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated statement of financial condition information at September 30, 2005 was derived from the audited consolidated statement of financial condition of Pocahontas Bancorp, Inc. (the “Company”), at September 30, 2005. The condensed consolidated financial statements at and for the three and nine months ended June 30, 2006 and 2005 are unaudited. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation 10 of Regulation S-X. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been omitted. All adjustments that are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included; these adjustments consist only of normal recurring adjustments. The results of operations for the three and nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the consolidated financial statements and notes of the Company, including a summary of significant accounting policies followed by the Company, included in the Annual Report for the fiscal year ended September 30, 2005. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, First Community Bank (the “Bank”), as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc., which provide real estate services (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation.

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

Stock Compensation – Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments, requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. As of October 1, 2005, the Company adopted FAS 123(R) using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remained outstanding at the date of adoption. As of October 1, 2005, the Company’s options were fully vested, requiring no expense to be recorded for the nine-month period ended June 30, 2006.

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

Reclassifications – Certain amounts for the nine-month period ended June 30, 2005 have been reclassified to conform to the presentation for the nine-month period ended June 30, 2006.

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Total weighted average basic shares outstanding	4,507,109	4,490,126	4,508,965	4,495,939
Add dilutive effect of unexercised options	63,297	78,613	60,162	82,428

Total weighted average shares outstanding for dilutive earnings-per-share calculation	4,570,406	4,568,739	4,569,127	4,578,367

3.	DECLARATION OF DIVIDENDS

On May 17, 2006, the Board of Directors declared an $0.08 per share quarterly cash dividend for holders of record on June 15, 2006.

4.	BENEFIT PLANS

Stock Option Plan - The Company’s stockholders approved the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award incentive non-qualified or compensatory stock options to purchase up to 357,075 shares of Company common stock. The options vest in equal amounts over five years with the first vesting date on October 23, 1999. Options granted vest immediately in the event of retirement, disability, or death, or following a change in control of the Company. Outstanding stock options can be exercised over a ten-year period. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equaled the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share. As of June 30, 2006, 174,000 options were outstanding and exercisable.

NARK Stock Option Plan – During the fiscal year ended September 30, 2002, the Company completed its acquisition of North Arkansas Bancshares, Inc. The Company assumed 30,970 in stock options granted to employees and directors of North Arkansas Bancshares, Inc. related to such acquisition. All options granted to non-employee directors shall expire one year after the non-employee director ceases to maintain continuous service. On June 30, 2006, 16,831 options were outstanding.

5.	GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test as of April 1, 2006 and concluded there was no impairment to the recorded value of the Company’s goodwill. Absent any impairment indicators, the Company will perform its next impairment test as of April 1, 2007, during the quarter ended June 30, 2007.

As of June 30, 2006 the Company had total core deposit premiums of $4,593,416, net of accumulated amortization of $4,996,791. Core deposit premiums are estimated to have a useful life of 10 years.

The amortization of core deposit premiums is reported in the “interest expense on deposits” line item of the Company’s Condensed Consolidated Statements of Income. Total amortization expense for core deposit premiums was $729,903 for the nine-month period ended June 30, 2006. Amortization expense for the net carrying amount of core deposit premiums at June 30, 2006, was estimated to be as follows (in thousands):

Three months ending September 30, 2006	$243
Year ending September 30, 2007	973
Year ending September 30, 2008	839
Year ending September 30, 2009	794
Year ending September 30, 2010	794
After September 30, 2010	950

Total	$4,593

6.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company and its subsidiaries.

7.	ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of the period	$2,592	$3,437	$3,209	$3,765
Provision for losses	—	—	310	125
Charge-offs	(156)	(647)	(1,272)	(1,411)
Recoveries	97	449	286	760

Balance at end of the period	$2,533	$3,239	$2,533	$3,239

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established an Employee Stock Ownership Plan (“ESOP”) on March 31, 1998. During the fiscal year ended September 30, 2005, the ESOP established a new $3.09 million line of credit with the Company. The loan proceeds were used to pay off the $0.29 million balance of the loan established during fiscal 2003 and the $1.80 million balance of the loan established during fiscal 2004. The remaining $1.00 million was to be used to purchase additional shares of Company stock on or before December 31, 2005. The loan is collateralized by shares that were purchased with the proceeds of the loan. As of June 30, 2006, the ESOP owed $2.13 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

9.	SUBSEQUENT EVENT

On July 26, 2006, the Company entered into a definitive agreement with IBERIABANK Corporation (“IBERIABANK”) pursuant to which IBERIABANK will acquire the Company. According to the agreement, shareholders of Pocahontas will receive 0.2781 share of IBERIABANK common stock per outstanding share of Pocahontas common stock. The merger consideration is not subject to caps or collars. The transaction is expected to be consummated prior to calendar year-end 2006, subject to regulatory and Pocahontas shareholder approvals. Subsequent to completion of the merger, First Community Bank will operate as a separately chartered banking subsidiary of IBERIABANK.

Reference is made to the Company’s Current Report on Form 8-K, which was filed with the SEC on August 1, 2006 and contains additional details regarding the transaction.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Pocahontas Bancorp, Inc.

Jonesboro, Arkansas

We have reviewed the accompanying condensed consolidated statement of financial condition of POCAHONTAS BANCORP, INC. as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month period ended June 30, 2006 and stockholders’ equity and cash flows for the nine-month period ended June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Another independent registered public accounting firm previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of September 30, 2005 and the related consolidated statement of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in their report dated December 22, 2005 (May 19, 2006 as to the effects of the restatement described in Note 26), they expressed an unqualified opinion on those consolidated financial statements. In our opinion, based on the report of the other independent registered public accounting firm, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 2005, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas

August 2, 2006

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

Overview - The Company is a savings and loan holding company headquartered in Jonesboro, Arkansas. The Company has no substantial operations other than serving as the holding company of its wholly owned subsidiary, First Community Bank. As discussed in Footnote 9, the Company entered into a definitive agreement with IBERIABANK on July 26, 2006, pursuant to which IBERIABANK will acquire the Company.

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

Third Quarter Highlights - Net income was $0.64 million for the quarter ended June 30, 2006, compared to net income of $0.84 million for the quarter ended June 30, 2005, a decrease of $0.20 million. Basic and diluted earnings per share were $0.14 for the quarter ended June 30, 2006, compared to basic earnings per share of $0.19 and diluted earnings per share of $0.18 for the same period last year.

The decrease in net income for the quarter ended June 30, 2006 was primarily due to the decrease in net interest income and non-interest income, which were partially offset by the decrease in non-interest expense and income tax expense for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The decrease in non-interest income for the quarter ended June 30, 2006 was primarily due to the $0.56 million decrease in gain on sale of securities for the quarter compared to the same period last year. The decrease in non-interest expense for the quarter ended June 30, 2006 was primarily due to decreases in compensation and benefits, advertising and donations and REO and other repossessed asset expenses compared to expenses for the quarter ended June 30, 2005. Net interest income before provision for loan loss for the quarter ended June 30, 2006 decreased 13.9% to $3.61 million from $4.20 million for the quarter ended June 30, 2005. The Company’s net interest rate spread was 2.20% for the quarter ended June 30, 2006 compared to 2.59% for the quarter ended June 30, 2005. Net interest margin was 2.15% for the quarter ended June 30, 2006 compared to 2.53% for the quarter ended June 30, 2005. The yield on average interest-earning assets increased 38 basis points and the cost on average interest-bearing liabilities increased 78 basis points for the quarter ended June 30, 2006 when compared to the rates for the same period last year, resulting in the decreased interest rate spread and net interest income for the quarter.

Net income was $2.13 million for the nine months ended June 30, 2006, compared to net income of $2.39 million for the nine months ended June 30, 2005, a decrease of $0.26 million. Basic and diluted earnings per share were $0.47 for the nine months ended June 30, 2006, compared to basic earnings per share of $0.53 and diluted earnings per share of $0.52 for the same period last year.

The decrease in net income for the nine months ended June 30, 2006 was primarily due to the decrease in net interest income, partially offset by a decrease in income tax expense for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Net interest income before provision for loan loss for the nine months ended June 30, 2006 decreased 9.9% to $11.46 million from $12.72 million for the nine months ended June 30, 2005. The Company’s net interest rate spread was 2.31% for the nine months ended June 30, 2006 compared to 2.69% for the nine months ended June 30, 2005. Net interest margin was 2.26% for the nine months ended June 30, 2006 compared to 2.59% for the nine months ended June 30, 2005. The yield on average interest-earning assets increased 33 basis points and the cost on average interest-bearing liabilities increased 71 basis points for the nine months ended June 30, 2006 when compared to the rates for the same period last year, resulting in the decreased interest rate spread and net interest income for the nine months.

The Company’s effective tax rate for the nine months ended June 30, 2006 was 5.3% compared to 25.3% for the year ended September 30, 2005. The decrease in the effective tax rate was due to the increased investment in non-taxable securities, most of which occurred during the last quarter of the year ended September 30, 2005 and the first quarter of fiscal 2006. Due to the increase in non taxable income associated with these securities, the Company recorded an income tax benefit of $37,600 during the quarter ended June 30, 2006.

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

Statement of Financial Condition Analysis as of June 30, 2006 and September 30, 2005 and Analysis and Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2006 and 2005

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Financial Condition at June 30, 2006 and at September 30, 2005 (unaudited):

	June 30, 2006	September 30, 2005	Variance	% Change
	(dollars in thousands)
ASSETS
Cash and due from banks	$16,172	$23,411	$(7,239)	(30.9)%
Cash surrender value of life insurance	8,343	8,019	324	4.0%
Securities held-to-maturity, at cost	136,423	129,952	6,471	5.0%
Securities available-for-sale, at fair value	96,841	99,460	(2,619)	(2.6)%
Trading securities, at fair value	—	3,126	(3,126)	(100.0)%
Loans receivable, net	425,682	426,538	(856)	(0.2)%
Loans receivable, held for sale	3,537	3,058	479	15.7%
Accrued interest receivable	4,701	4,488	213	4.7%
Premises and equipment, net	16,138	16,717	(579)	(3.5)%
Federal Home Loan Bank Stock, at cost	7,154	7,962	(808)	(10.1)%
Goodwill	8,848	8,848	—	0.0%
Core deposit premiums, net	4,593	5,323	(730)	(13.7)%
Other assets	4,512	4,362	150	3.4%

TOTAL ASSETS	$732,944	$741,264	$(8,320)	(1.1)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$534,755	$514,044	$20,711	4.0%
Federal Home Loan Bank advances	125,077	148,645	(23,568)	(15.9)%
Deferred compensation	1,818	2,177	(359)	(16.5)%
Accrued expenses and other liabilities	2,850	7,067	(4,217)	(59.7)%
Trust preferred securities	16,978	16,963	15	0.1%

Total liabilities	681,478	688,896	(7,418)	(1.1)%

STOCKHOLDERS’ EQUITY:
Common stock	76	76	—	0.0%
Additional paid-in capital	57,275	57,275	—	0.0%
Unearned ESOP Shares	(2,153)	(2,077)	(76)	3.7%
Accumulated other comprehensive loss, net	(4,355)	(2,517)	(1,838)	73.0%
Retained earnings	25,026	24,014	1,012	4.2%

	75,869	76,771	(902)	(1.2)%
Treasury stock, at cost	(24,403)	(24,403)	—	0.0%

Total stockholders’ equity	51,466	52,368	(902)	(1.7)%

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$732,944	$741,264	$(8,320)	(1.1)%

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Income for the three months ended June 30, 2006 and 2005 (unaudited):

	Three Months Ended June 30,		Variance	% Change
	2006	2005
	(dollars in thousands)
INTEREST INCOME:
Loans receivable	$7,208	$5,877	$1,331	22.6%
Investment securities	2,608	3,182	(574)	(18.0)%

Total interest income	9,816	9,059	757	8.4%

INTEREST EXPENSE:
Deposits	4,443	3,122	1,321	42.3%
Borrowed funds	1,353	1,376	(23)	(1.7)%
Trust preferred securities	408	364	44	12.1%

Total interest expense	6,204	4,862	1,342	27.6%

NET INTEREST INCOME	3,612	4,197	(585)	(13.9)%
PROVISION FOR LOAN LOSSES	—	—	—	0.0%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,612	4,197	(585)	(13.9)%

NON-INTEREST INCOME:
Dividends	93	90	3	3.3%
Fees and service charges	794	809	(15)	(1.9)%
Gain on sale of loans	214	258	(44)	(17.1)%
Loss on sale of loan servicing	(35)	—	(35)	(100.0)%
Gain on sale of securities, net	4	564	(560)	(99.3)%
Trading loss, net	—	(16)	16	(100.0)%
Other	80	29	51	175.9%

Total non-interest income	1,150	1,734	(584)	(33.7)%

NON-INTEREST EXPENSE:
Compensation and benefits	2,329	2,508	(179)	(7.1)%
Occupancy and equipment	724	645	79	12.2%
Insurance premiums	103	96	7	7.3%
Professional fees	286	252	34	13.5%
Data processing	195	167	28	16.8%
Advertising and donations	139	312	(173)	(55.4)%
Office supplies	73	141	(68)	(48.2)%
REO and other repossessed assets	5	133	(128)	(96.2)%
Other	307	399	(92)	(23.1)%

Total non-interest expense	4,161	4,653	(492)	(10.6)%

INCOME BEFORE INCOME TAXES	601	1,278	(677)	(53.0)%
INCOME TAXES (BENEFIT)	(38)	440	(478)	(108.6)%

NET INCOME	$639	$838	$(199)	(23.7)%

The following table shows the variance in dollars and percent change between the Condensed Consolidated Statements of Income for the nine months ended June 30, 2006 and 2005 (unaudited):

	Nine Months Ended June 30,		Variance	% Change
	2006	2005
	(dollars in thousands)
INTEREST INCOME:
Loans receivable	$21,094	$17,192	$3,902	22.7%
Investment securities	7,944	9,369	(1,425)	(15.2)%

Total interest income	29,038	26,561	2,477	9.3%

INTEREST EXPENSE:
Deposits	12,278	8,853	3,425	38.7%
Borrowed funds	4,119	3,930	189	4.8%
Trust preferred securities	1,185	1,057	128	12.1%

Total interest expense	17,582	13,840	3,742	27.0%

NET INTEREST INCOME	11,456	12,721	(1,265)	(9.9)%
PROVISION FOR LOAN LOSSES	310	125	185	148.0%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,146	12,596	(1,450)	(11.5)%

NON-INTEREST INCOME:
Dividends	291	218	73	33.5%
Fees and service charges	2,374	2,372	2	0.1%
Gain on sale of loans	584	733	(149)	(20.3)%
Gain on sale of loan servicing	159	—	159	100.0%
Gain on sale of securities, net	270	564	(294)	(52.1)%
Trading gain, net	—	7	(7)	(100.0)%
Other	279	209	70	33.5%

Total non-interest income	3,957	4,103	(146)	(3.6)%

NON-INTEREST EXPENSE:
Compensation and benefits	7,152	7,269	(117)	(1.6)%
Occupancy and equipment	2,223	2,080	143	6.9%
Insurance premiums	301	272	29	10.7%
Professional fees	871	789	82	10.4%
Data processing	562	479	83	17.3%
Advertising and donations	429	733	(304)	(41.5)%
Office supplies	229	259	(30)	(11.6)%
REO and other repossessed assets	85	172	(87)	(50.6)%
Other	1,006	1,025	(19)	(1.9)%

Total non-interest expense	12,858	13,078	(220)	(1.7)%

INCOME BEFORE INCOME TAXES	2,245	3,621	(1,376)	(38.0)%
INCOME TAXES	119	1,236	(1,117)	(90.4)%

NET INCOME	$2,126	$2,385	$(259)	(10.9)%

Investment Activities - The Company’s investment portfolio, FHLB stock and trading securities, consist of mortgage-backed securities, obligations of the United States Government and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. A majority of the Company’s investment portfolio, over 65%, is held in mortgage-backed securities; these securities are backed by pools of mortgages which can be composed of either fixed-rate mortgages or ARM loans. The Bank invests in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure because mortgage-backed securities are more liquid than mortgage loans. In the current, ongoing, low interest rate environment, mortgages with higher interest rates are continuing to prepay resulting in large monthly principal payments on the Company’s mortgage-backed securities. The Company has experienced a decrease in the prepayments on these mortgage-backed securities during recent months as rates began to rise. At June 30, 2006, amortized cost and estimated fair value of the Company’s investment securities were as follows:

	Amortized Cost	Estimated Fair Value
Held-to-Maturity
US Government Agencies	$4,000,000	$3,754,364
US Treasury Notes	19,901,253	19,593,750
Mortgage-Backed Securities	64,511,822	60,260,762
Municipal bonds	48,010,119	46,764,565

Total	$136,423,194	$130,373,441

Available-for-sale
Mortgage-Backed Securities	100,754,705	94,988,584
Preferred Security	111,350	103,750
Equity Securities	826,244	808,703
Mutual fund	1,000,000	940,037

Total	$102,692,299	$96,841,074

Changes in the composition of investment securities for the nine-month period ended June 30, 2006, from September 30, 2005 were as follows:

	Carrying Value		Change
	June 30, 2006	September 30, 2005
Held-to-Maturity
US Government Agencies	$4,000,000	$4,000,000	$—
US Treasury Notes	19,901,253	19,844,509	56,744
Mortgage-Backed Securities	64,511,822	76,704,653	(12,192,831)
Municipal bonds	48,010,119	29,403,211	18,606,908

Total	$136,423,194	$129,952,373	$6,470,821

Available-for-sale
Mortgage-Backed Securities	94,988,584	98,484,030	(3,495,446)
Preferred Security	103,750	—	103,750
Equity Securities	808,703	—	808,703
Mutual fund	940,037	976,015	(35,978)

Total	$96,841,074	$99,460,045	$(2,618,971)

Investment balances have increased for the nine-month period ended June 30, 2006, from September 30, 2005. This increase was primarily due to investment purchases of $34.44 million, which was partially offset by $28.57 million in principal payments, calls, and maturities and $2.90 million in investment sales. During the nine months ended June 30, 2006, the accumulated other comprehensive loss increased to $4.35 million from $2.52 million at September 30, 2005. Accumulated other comprehensive loss, which was due primarily to changes in market interest rates, is reported in the equity section of the financial statements and is considered a temporary impairment; the Company has the intent and ability to hold investments until the fair market value of the portfolio recovers.

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

As interest rates begin to increase, the Bank has seen a reduction in the demand for fixed-rate mortgages during the nine-month period ended June 30, 2006, compared to the nine-month period ended June 30, 2005 which resulted in both lower service fee income and lower gains from sale of loans. During the nine-month period ended June 30, 2006, the Company recognized a $0.58 million gain on the sale of $38.32 million of loans held for sale, compared to a $0.73 million gain on the sale of $37.82 million of loans held for sale during the nine-month period ended June 30, 2005.

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

During the nine-month period ended June 30, 2006, the Company’s net loan portfolio decreased less than 1.0%. The change in the net loan portfolio during the nine-month period ended June 30, 2006, was due to normal activity.

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

A provision of $0.31 million was made during the nine months ended June 30, 2006. The Company’s allowance for loan losses totaled $2.53 million, or 0.6% of total loans at June 30, 2006 compared to $3.21 million, or 0.7% of total loans, at September 30, 2005, a decrease of $0.68 million or 21.2%. Charge-offs, net of recoveries totaled $0.99 million, or 0.2% of total loans, for the nine months ended June 30, 2006. Total nonperforming loans decreased $1.77 million to $2.17 million at June 30, 2006 from $3.94 million at September 30, 2005. Based on presently available information, management believes that the current allowance for loan losses is appropriate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the 2001, 2002 and 2003 fiscal years, the Company completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $2.17 million in nonperforming loans as of June 30, 2006, $0.48 million, or 22.1% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $0.32 million due to the acquisitions. Approximately $2.03 million of loan loss allowance on the commercial loans was transferred with these bank acquisitions. Additionally, $5.89 million in charge-offs have been recorded in connection with the loans acquired in these acquisitions since June 2001.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due decreased $1.77 million or 44.9% to $2.17 million at June 30, 2006 from $3.94 million at September 30, 2005. The interest income not recognized by the Company on the non-accrual loans was $0.18 million at June 30, 2006 compared to $0.42 million at September 30, 2005. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding loans delinquent for 90 days or more (nonperforming loans) and real estate owned by the Company on the dates indicated.

	June 30, 2006	September 30, 2005
	(dollars in thousands)
Nonperforming loans:
Single family	$1,040	$2,644
Commercial real estate	597	386
Agriculture real estate	122	581
Commercial non real estate	249	178
Other loans	159	147

Total nonperforming loans:	2,167	3,936
Total real estate owned and repossessed assets (1)	239	349

Total nonperforming assets	$2,406	$4,285

Total nonperforming loans to net loans receivable	0.50%	0.92%
Total nonperforming loans to total assets	0.30%	0.53%
Total nonperforming assets to total assets	0.33%	0.58%
Allowance to nonperforming loans	116.89%	81.53%
Allowance to total loans receivable	0.59%	0.73%

(1)	Net of valuation allowances

The Company determines the impairment of loans by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement as part of the quarterly review for determining necessary provisions and loan loss allowances. Impaired loans increased to $1.35 million at June 30, 2006 from $0.94 million at September 30, 2005.

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30, 2006	September 30, 2005
	(in thousands)
Impaired loans with a valuation allowance	$1,352	$937
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$1,352	$937

Valuation allowance related to impaired loans	$262	$229
Total non-accrual loans	$2,167	$3,936
Total loans past-due ninety days or more and still accruing	$122	$161

	Nine Months Ended June 30, 2006	Year Ended September 30, 2005
	(in thousands)
Average investment in impaired loans	$1,224	$4,700

Interest income recognized on impaired loans *	$43	$35

*	Interest income recognized on a cash basis on impaired loans is not significantly different from interest recognized on impaired loans above. No additional funds are committed to be advanced in connection with impaired loans.

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

	June 30, 2006	September 30, 2005	Change	% Change
	(dollars in thousands)
Checking Accounts	$182,995	$200,411	$(17,416)	(8.69)%
Passbook Savings Accounts	38,436	45,847	(7,411)	(16.16)%
Certificate Accounts	313,323	267,786	45,537	17.00%

	$534,754	$514,044	$20,710	4.03%

The cost on average demand deposits (checking and savings accounts) for the nine-month period ended June 30, 2006 was 2.30%, up 45 basis points from 1.85% for the year ended September 30, 2005. The cost on average certificate accounts for the nine-month period ended June 30, 2006 was 3.79%, up 79 basis points from 3.00% for the year ended September 30, 2005.

FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. The Company also relies upon FHLB advances as a source to fund assets. At June 30, 2006, FHLB advances totaled $125.08 million, with an average cost of 3.84% compared to $148.65 million, with an average cost of 3.41% at September 30, 2005. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Bank at June 30, 2006, estimates that an additional $80.49 million of funding is available from FHLB advances.

Accrued expenses and other liabilities - Accrued expenses and other liabilities include items such as the Company’s accrual for income taxes, accrual for annual retirement plan contribution, dividends payable, accounts payable, escrowed taxes and insurance and other miscellaneous obligations that may occur during the normal course of business. Accrued expenses and other liabilities decreased $4.22 million or 59.7% at June 30, 2006 to $2.85 million from $7.07 million at September 30, 2005. The decrease in accrued expenses and other liabilities was primarily due to a $2.4 million liability for investment securities that were committed prior to fiscal year end but had a settlement date after fiscal year end.

Stockholders’ equity - The Company’s book value per share was $11.09 at June 30, 2006 compared to $11.28 at September 30, 2005. The Company’s average capital ratio (average capital to average assets) was 7.02% for the nine months ended June 30, 2006 compared to 7.15% for the year ended September 30, 2005. The decrease in stockholders’ equity at June 30, 2006, compared to September 30, 2005, was primarily due to the change in accumulated other comprehensive loss on securities and dividends declared, which were partially offset by net income for the nine-month period ended June 30, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). As of June 30, 2006, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2006, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Tangible capital to tangible assets	$53,711	7.43%	$10,846	1.50%	N/A	N/A
Core capital to adjusted tangible assets	$53,711	7.43%	$28,922	4.00%	$36,152	5.00%
Total capital to risk weighted assets	$56,243	12.45%	$36,149	8.00%	$45,186	10.00%
Tier I capital to risk weighted assets	$53,711	11.89%	$18,074	4.00%	$27,112	6.00%

The following tables summarize rates, yields and balances of average assets and liabilities for the periods indicated:

Average Balance Sheets (Dollars in Thousands)

	Three Months Ended June 2006			Three Months Ended June 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$426,081	$7,209	6.77%	$377,307	$5,877	6.23%
Investment securities	244,885	2,608	4.26%	285,634	3,182	4.46%

Total interest-earning assets	670,966	9,817	5.85%	662,941	9,059	5.47%
Noninterest-earning cash	18,632			25,756
Other noninterest-earning assets	44,720			47,315

Total assets	734,318			736,012

Interest-bearing liabilities:
Demand deposits	$225,050	$1,403	2.49%	$252,913	$1,194	1.89%
Time deposits	304,162	3,040	4.00%	250,291	1,928	3.08%
Borrowed funds (3)	132,576	1,353	4.08%	157,581	1,376	3.49%
Trust Preferred	16,977	408	9.61%	16,956	364	8.59%

Total interest-bearing liabilities	678,765	6,204	3.65%	677,741	4,862	2.87%

Noninterest-bearing liabilities (4)	3,801			5,696

Total liabilities	682,566			683,437
Stockholders’ equity	51,752			52,575

Total liabilities and stockholders’ equity	$734,318			$736,012

Net interest income		$3,613			$4,197

Net interest rate spread (5)			2.20%			2.59%

Interest-earning assets and net interest margin (6)	$670,966		2.15%	$662,941		2.53%

Ratio of average interest-earning assets to average interest-bearing liabilities			98.85%			97.82%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Average Balance Sheets (Dollars in Thousands)

	Nine Months Ended June 2006			Year Ended September 2005			Nine Months Ended June 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$423,074	$21,094	6.63%	$381,390	$23,805	6.24%	$368,939	$17,192	6.20%
Investment securities	251,008	7,944	4.21%	273,530	11,827	4.32%	284,593	9,369	4.38%

Total interest-earning assets	674,082	29,038	5.73%	654,920	35,632	5.44%	653,532	26,561	5.40%
Noninterest-earning cash	20,924			33,823			37,849
Other noninterest-earning assets	46,047			46,521			46,489

Total assets	741,053			735,264			737,870

Interest-bearing liabilities:
Demand deposits	$238,754	$4,128	2.30%	$254,156	$4,692	1.85%	$256,804	$3,494	1.81%
Time deposits	285,991	8,149	3.79%	251,027	7,540	3.00%	250,291	5,359	2.85%
Borrowed funds (3)	142,649	4,119	3.84%	154,432	5,269	3.41%	155,567	3,930	3.36%
Trust Preferred	16,971	1,185	9.29%	16,953	1,441	8.50%	16,951	1,057	8.29%

Total interest-bearing liabilities	684,365	17,581	3.42%	676,568	18,942	2.80%	679,613	13,840	2.71%

Noninterest-bearing liabilities (4)	4,637			6,108			5,577

Total liabilities	689,002			682,676			685,190
Stockholders’ equity	52,051			52,588			52,680

Total liabilities and stockholders’ equity	$741,053			$735,264			$737,870

Net interest income		$11,457			$16,690			$12,721

Net interest rate spread (5)			2.31%			2.64%			2.69%

Interest-earning assets and net interest margin (6)	$674,082		2.26%	$654,920		2.55%	$653,532		2.59%

Ratio of average interest-earning assets to average interest-bearing liabilities			98.50%			96.80%			96.16%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.
(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.
(3)	Includes FHLB advances and securities sold under agreements to repurchase.
(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

Net interest income – Our net interest income decreased due to the flattening yield curve that resulted from continuing increases by the Federal Reserve in short-term interest rates. However, this decrease was partially offset by positive effects of our ongoing advertising campaign, which contributed to growth in the average balances of both loans and deposits at favorable interest rates. Net interest income decreased $0.59 million for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The cost on average interest bearing liabilities, including deposits, increased 78 basis points while the yield on average interest earning assets increased 38 basis points when comparing the quarter ended June 30, 2006 to the quarter ended June 30, 2005. The Company’s net interest rate spread decreased to 2.20% for the quarter ended June 30, 2006 compared to 2.59% for the quarter ended June 30, 2005. Net interest margin decreased to 2.15% for the quarter ended June 30, 2006 compared to 2.53% for the quarter ended June 30, 2005.

Net interest income decreased $1.26 million for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. The cost on average interest bearing liabilities, including deposits, increased 71 basis points while the yield on average interest earning assets increased 33 basis points when comparing the nine months ended June 30, 2006 to the nine months ended June 30, 2005. The Company’s net interest rate spread decreased to 2.31% for the nine months ended June 30, 2006 compared to 2.69% for the nine months ended June 30, 2005. Net interest margin decreased to 2.26% for the nine months ended June 30, 2006 compared to 2.59% for the nine months ended June 30, 2005.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the nine-month period ended June 30, 2006, compared to the nine-month period ended June 30, 2005.

Rate/Volume Analysis (in thousands)

Nine-Month period ended June 30, 2006 vs. 2005

	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
Interest income:
Loan Receivable	$3,362	$1,623	$(1,083)	$3,902
Investment securities	(1,474)	(484)	533	(1,425)

Total interest-earning assets	1,888	1,139	(550)	2,477

Interest expense:
Deposits	411	4,006	(993)	3,424
Borrowed funds	(435)	747	(123)	189
Trust Preferred	2	170	(44)	128

Total interest-bearing liabilities	(22)	4,923	(1,160)	3,741

Net change in net interest income	$1,910	$(3,784)	$610	$(1,264)

Non-interest income – Non-interest income decreased 33.7% for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The decrease in non-interest income was primarily due to a $0.56 million decrease in the gain on sale of securities during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.

Non-interest income decreased 3.6% for the nine-month period ended June 30, 2006 compared to the nine-month period ended June 30, 2005. The decrease in non-interest income was primarily due to decreases in the gain on the sale of loans and gain on the sale of securities, partially offset by the gain on sale of loan servicing. The Company sold the servicing rights on mortgage loans sold to Fannie Mae during the nine-month period ended June 30, 2006 which resulted in a $0.16 million gain. Dividends increased due to the higher dividend rate received on Federal Home Loan Bank stock during the nine months ended June 30, 2006 compared to the same period last year.

Non-interest expense – Total non-interest expenses decreased 10.6% for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005. The decrease in total operating expense was primarily due to the decreases in advertising and donations, REO and other repossessed assets and compensation expenses.

Total non-interest expenses decreased 1.7% for the nine-month period ended June 30, 2006, compared to the nine-month period ended June 30, 2005. The decrease in total non-interest expense was primarily due to the decreases in compensation and benefits, and advertising and donations expenses which were partially offset by an increase in occupancy and equipment expenses. The Bank had 21 locations at June 30, 2006 compared to 19 locations at June 30, 2005. Occupancy and equipment expenses increased during the nine-month period ended June 30, 2006 compared to the same period last year as a result of the increase in branch locations.

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

At June 30, 2006, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At June 30, 2006, the Company had no interests in non-consolidated special purpose entities. At June 30, 2006, commitments included:

Total approved loan origination commitments outstanding of $5.31 million.

Rate lock agreements with customers of $2.96 million, all of which have been locked with an investor and are committed to sell.

Undisbursed balances of construction loans of $6.29 million.

Total unused lines of credit of $37.97 million.

Outstanding letters of credit of $0.73 million.

Total certificates of deposit scheduled to mature in one year or less of $241.25 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $2.96 million meet the definition of a derivative financial instrument; the related asset and liability were considered immaterial at June 30, 2006.

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

The Company may also have liabilities under certain contractual agreements contingent upon occurrence of certain events. The following table presents, as of June 30, 2006, the future payments on our significant contractual obligations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan rate lock agreements	$2,958	$2,958	$—	$—	$—
Operating lease obligations	403	126	205	72	—
Certificates of deposit maturities	313,323	241,246	57,598	14,479	—
FHLB advances maturities	125,077	86,389	25,304	11,134	2,250

Total contractual obligations	$441,761	$330,719	$83,107	$25,685	$2,250

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

There has been no change in the Company’s internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2006 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding.

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

POCAHONTAS BANCORP, INC.

Date: August 11, 2006	/s/ Dwayne Powell
Dwayne Powell
President and Chief Executive Officer

Date: August 11, 2006	/s/ Terry Davis
Terry Davis
Chief Financial Officer