Form 10-K
period 2006-09-30
POCAHONTAS BANCORP INC
filed 2006-12-28
CIK 1051859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2006.

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

(Title of Class)

Name of Each Exchange on which Registered: NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicated by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐.

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

Large Accelerated Filer   ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒.

As of December 13, 2006, there were issued and outstanding 4,641,717 shares of the Registrant’s Common Stock. Such shares were listed on the NASDAQ National Market System.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2006, was $37,086,864. This amount does not include shares held by the Employee Stock Ownership Plan of First Community Bank (the Registrant’s subsidiary), by executive officers and directors, and by the Registrant as treasury stock.

POCAHONTAS BANCORP, INC.

PART I

ITEM 1	BUSINESS

General

Pocahontas Bancorp, Inc. (the “Registrant” or the “Company”) was organized in March 1998 to be the holding company for First Community Bank (the “Bank”), a federally chartered savings and loan association headquartered in Jonesboro, Arkansas. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Depository Insurance Fund (“DIF”). The Company is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). The Company’s main office is located at 1700 E. Highland Drive, Jonesboro, Arkansas, and the telephone number is 870-802-1700.

The Company was organized in conjunction with the mutual-to-stock conversion of the Bank’s majority stockholder, Pocahontas Bancorp, MHC, a federal mutual holding company, in March 1998. In this “second step” conversion, 3,570,750 shares of the Company’s common stock were sold in a subscription and community offering at $10.00 per share, and the outstanding common stock of the Bank was exchanged for Company common stock at a ratio of 4.0245 to 1.

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

On March 5, 2004, the Company sold its banking offices in Strawberry, Arkansas, to the Bank of Cave City.

The Bank is a community-oriented federally chartered savings and loan association regulated by the OTS, which operates 21 full-service offices in its market area consisting of Northeast Arkansas and Tulsa County, Oklahoma. The Bank opened three new branch locations during fiscal 2005.

On July 26, 2006, the Company entered into a definitive agreement with IBERIABANK Corporation (“IBERIABANK”) pursuant to which IBERIABANK will acquire the Company (“the merger”). The merger is discussed in more detail in Note 23 to the Consolidated Financial Statements.

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

Employees

The Company and its affiliates employed 191 full-time equivalent employees at September 30, 2006, compared to 208 and 200 at September 30, 2005 and 2004, respectively. The decrease during fiscal 2006 was primarily the result of management’s efforts to improve efficiency and stream line operations. The increase in the number of full-time equivalent employees in fiscal 2005 was the result of the opening of three new branch locations during the year. We believe that we have been successful in attracting quality employees, and that our employee relations are good.

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

Lending Activities

Loan Portfolio Composition. The Bank’s net loan portfolio including loans held for sale consists primarily of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate loans. At September 30, 2006, the Bank’s net loan portfolio including loans held for sale totaled $435.2 million, of which $131.2 million, or 30.2% were single-family residential real estate mortgage loans, $9.6 million, or 2.2% were multifamily residential real estate loans, $18.1 million, or 4.1% were agricultural real estate loans, and $130.4 million, or 30.0%, were commercial real estate loans (including land loans). Additionally, the Bank’s loans at September 30, 2006 included commercial business loans (i.e., crop production, equipment and inventory loans), which totaled $78.6 million, or 18.1%, of the Bank’s net loan portfolio as of September 30, 2006. Other loans, including automobile loans and loans collateralized by deposit accounts totaled $76.0 million, or 17.4% of the Bank’s net loan portfolio as of September 30, 2006. The composition of the Bank’s loan portfolio has changed during the last six years due to acquisitions, with a larger percentage of loans in commercial real estate and non-real estate loans. These acquisitions of other depository institutions have increased commercial and non-real estate loans by $145.5 million as of the dates of the acquisitions and provided the basis for subsequent originations of other commercial and non-real estate loans.

Analysis of Loan Portfolio

Set forth below is selected data relating to the composition of the Bank’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

	At September 30
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$131,238	30.2%	$136,496	31.8%	$128,072	33.4%	$139,365	35.8%	$188,113	46.1%
Multifamily residential	9,623	2.2	8,812	2.0	2,393	0.6	1,384	0.4	1,194	0.3
Agricultural	18,096	4.1	20,190	4.7	17,915	4.7	20,467	5.3	17,342	4.2
Commercial	130,416	30.0	135,811	31.6	135,326	35.2	113,855	29.2	91,298	22.4

Total real estate loans	289,373	66.5	301,309	70.1	283,706	73.9	275,071	70.7	297,947	73.0
Other loans:
Savings account loans	6,670	1.5	6,279	1.5	5,571	1.5	6,538	1.7	6,808	1.7
Commercial business (1)	78,594	18.1	80,695	18.8	57,045	14.9	67,747	17.3	64,524	15.8
Other (2)	69,313	15.9	52,150	12.1	44,409	11.6	47,354	12.2	46,459	11.4

Total other loans	154,577	35.5	139,124	32.4	107,025	28.0	121,639	31.2	117,791	28.9

Total loans receivable	443,950	102.0	440,433	102.5	390,731	101.9	396,710	101.9	415,738	101.9
Less:
Undisbursed loan proceeds	5,797	1.3	7,456	1.7	2,942	0.8	3,413	0.9	4,243	1.0
Unearned discount and net deferred loan fees	147	0.1	172	0.1	214	0.1	227	0.1	209	0.1
Allowance for loan losses	2,994	0.6	3,209	0.7	3,765	1.0	4,068	0.9	3,205	0.8

Total loans receivable, net	$435,012	100.0%	$429,596	100.0%	$383,810	100.0%	$389,002	100.0%	$408,081	100.0%

(1)	Includes crop-production loans, livestock loans and equipment loans.

(2)	Includes second mortgage loans, unsecured personal lines of credit and automobile loans.

Loan Maturity Schedule. The following table sets forth certain information as of September 30, 2006, regarding the dollar amount of gross loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	Within 1 Year	1-3 Years	3-5 Years	5-10 Years	10-20 Years	Beyond 20 Years	Total
	(In Thousands)
Fixed rate loans	$93,682	$116,915	$62,279	$44,572	$29,631	$12,370	$359,449
Variable rate loans	$6,866	$8,264	$16,565	$5,069	$15,220	$32,517	$84,501

Total	$100,548	$125,179	$78,844	$49,641	$44,851	$44,887	$443,950

The following table sets forth at September 30, 2006, the dollar amount of all fixed rate and adjustable rate loans due after September 30, 2007.

	Fixed	Adjustable	Total
	(in Thousands)
Single family residential	$58,412	$52,680	$111,092
Multifamily residential	8,673	140	$8,813
Agricultural	14,480	595	$15,075
Commercial	99,052	9,225	$108,277
Commercial Business	20,613	14,901	$35,514
Other	64,537	94	$64,631

Total:	$265,767	$77,635	$343,402

Single-Family Residential Real Estate Loans. One of the Bank’s primary lending activities is the origination of single-family, owner-occupied, residential mortgage loans collateralized by properties located in the Bank’s market area. The Bank generally does not originate single-family residential loans collateralized by properties outside of its market area. However, the Bank has been an active purchaser of single-family loans from outside the Bank’s primary market area. At September 30, 2006, the Bank had $131.2 million, or 30.2%, of its total net loan portfolio invested in single-family residential mortgage loans, most of which were collateralized by properties located in the Bank’s market area or in counties contiguous with the Bank’s market area.

The Bank’s single-family, fixed rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans for resale in the secondary mortgage market. The Bank generally retains the adjustable rate mortgage (“ARM”) loans that it originates. Whether the Bank can or will sell fixed rate loans, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank’s current interest rate risk analysis. At September 30, 2006, loans held for sale were $3.2 million, at September 30, 2005, loans held for sale were $3.1 million, and at September 30, 2004 loans held sale were $1.5 million. During the fiscal years ended September 30, 2006 and 2005, the Bank sold into the secondary market $49.2 million and $54.5 million, respectively, of single-family, fixed rate, residential mortgage loans, generally from current period originations. The Bank retained the servicing rights on $19.5 million of loans sold to Fannie Mae in fiscal years 2005; the servicing rights asset, which was $0.6 million as of September 30, 2005 was included in other assets in the Company’s consolidated financial statements. During the fiscal year ended September 30, 2006, the Bank sold the servicing rights on loans sold to Fannie Mae for a net gain of $159 thousand.

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

Multifamily Residential Real Estate Loans. Although the Bank does not emphasize multifamily residential loans and has not been active recently in this area, the Bank has originated loans collateralized by multifamily residential real estate. Such loans constituted approximately $9.6 million, or 2.2% of the Bank’s total net loan portfolio at September 30, 2006, compared to $8.8 million, or 2.0% of the Bank’s total net loan portfolio at September 30, 2005, $2.4 million, or 0.6% of the Bank’s total net loan portfolio at September 30, 2004, $1.4 million, or 0.4% of the Bank’s total net loan portfolio at September 30, 2003, and $1.2 million, or 0.3% of the Bank’s total net loan portfolio at September 30, 2002. The Bank’s multifamily real estate loans are primarily collateralized by multifamily residences, such as apartment buildings. Multifamily residential real estate loans are offered with fixed and adjustable interest rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed interest rate loans generally have five-to-seven-year terms with a balloon payment based on a 15 to 25 year amortization schedule.

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

Agricultural Real Estate Loans. In recent years the Bank has increased its originations of agricultural real estate loans for the purchase of farmland in the Bank’s market area. Loans collateralized by farmland constituted $18.1 million, or 4.1% of the Bank’s total net loan portfolio at September 30, 2006, compared to $20.2 million, or 4.7% of the Bank’s total net loan portfolio at September 30, 2005, $17.9 million or 4.7%, $20.5 million, or 5.3%, and $17.3 million, or 4.2% of the Bank’s total net loan portfolio at September 30, 2004, 2003, and 2002, respectively.

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

Commercial Real Estate Loans. Loans collateralized by commercial real estate, including land loans, constituted $130.4 million, or 30.0% of the Bank’s total net loan portfolio at September 30, 2006, compared to $135.8 million, or 31.6%, $135.3 million, or 35.2%, $113.9 million, or 29.2%, and $91.3 million, or 22.4% of the Bank’s total net loan portfolio at September 30, 2005, 2004, 2003, and 2002, respectively. The Bank’s commercial real estate loans are collateralized by property such as office buildings, retail buildings, churches and other nonresidential buildings. At September 30, 2006, substantially all of the Bank’s commercial real estate loans were collateralized by properties located within the Bank’s market area.

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

Commercial Business Loans. In recent years, the Bank has emphasized the origination of commercial business loans, which include equipment, inventory and crop production loans. Such loans comprised $78.6 million or 18.1% of the Bank’s total net loan portfolio at September 30, 2006, as compared to $80.7 million, or 18.8%, $57.0 million, or 14.9%, $67.7 million, or 17.3%, and $64.5 million, or 15.8% of the Bank’s total net loan portfolio at September 30, 2005, 2004, 2003, and 2002, respectively. When making commercial business loans, we consider the financial strength of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value and type of the collateral. In addition, we usually require the business principals to execute personal guarantees. Commercial business loans are offered primarily on a fixed rate basis with maturities generally of less than five years.

As with agricultural real estate loans, agricultural operating loans involve a greater degree of risk than residential mortgage loans because the payments on such loans are dependent on the successful operation or management of the farm property for which the operating loan is utilized. See “Agricultural Real Estate Loans” for the various risks associated with agricultural operating loans. Other commercial business loans generally have a greater credit risk than residential mortgage loans as well. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards.

Other Loans. The Bank originates various consumer loans, including automobile, deposit account loans and second mortgage loans, principally in response to customer demand in our primary market area. As of September 30, 2006, such loans totaled $76.0 million, or 17.4% of the Bank’s total net loan portfolio as compared to $58.4 million, or 13.6%, to $50.0 million, or 13.1%, $53.9 million, or 13.9%, and $53.3 million, or 13.1%, of the Bank’s total net loan portfolio as of September 30, 2005, 2004, 2003, and 2002, respectively. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles, motorcycles, motor homes and boats. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Bank’s originations, purchases and sales of loans, including loans held for sale, and mortgage-backed securities for the periods indicated.

	Year Ended September 30
	2006	2005	2004	2003	2002
	(In Thousands)
Total loans receivable, net at beginning of year	$429,596	$383,810	$389,002	$408,081	$349,376
Loans originated:
Real estate:
Single-family residential	79,242	95,206	91,256	87,843	93,072
Multifamily residential	14,792	4,600	1,305	313	—
Commercial	29,462	50,772	60,409	55,255	41,130
Agricultural	2,195	5,396	32,188	39,287	27,100
Other:
Commercial business	62,029	58,929	12,855	19,140	18,324
Savings account loans	5,641	4,246	2,647	5,102	6,310
Other	42,510	37,698	25,856	18,462	22,558

Total loans originated	235,871	256,847	226,516	225,402	208,494
Loans purchased	5,699	5,900	9,721	20,041	76,676
Loans sold	(49,165)	(54,550)	(64,604)	(79,097)	(28,469)
Loans transferred to REO	(1,188)	(2,185)	(2,707)	(2,119)	(2,312)
Loans to facilitate the sale of REO	(384)	(852)	(1,150)	(1,533)	(1,471)
Loan repayments	(185,409)	(159,838)	(170,241)	(182,495)	(194,449)
Other loan activity (net) (1)	(8)	464	(2,727)	722	236

Total loans receivable, net at end of year	$435,012	$429,596	$383,810	$389,002	$408,081

Mortgage-backed securities, net at beginning of year	$175,189	$218,467	$216,072	$104,835	$37,090
Purchases	14,700	53,111	105,054	239,594	106,121
Sales	—	(48,615)	(31,085)	(88)	(19,256)
Fair value adjustment	(490)	(2,818)	(1,922)	(1,024)	745
Repayments	(36,164)	(44,675)	(69,514)	(127,375)	(20,183)
Discount amortization / accretion	(211)	(281)	(138)	130	318

Mortgage-backed and related securities, net at end of year	$153,024	$175,189	$218,467	$216,072	$104,835

Total loans receivable, net, and mortage-backed and related securities, net, at end of year	$588,036	$604,785	$602,277	$605,074	$512,916

(1)	Includes provisions for loan losses and amortization of deferred loan fees.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal regulators, who can order the establishment of additional loan loss allowances.

The following table sets forth the aggregate amount of the Bank’s classified assets at the dates indicated.

	At September 30
	2006	2005	2004	2003	2002
	(In Thousands)
Substandard assets	$5,139	$5,376	$7,826	$8,150	$4,166
Doubtful assets	366	253	600	915	—

Total classified assets	$5,505	$5,629	$8,426	$9,065	$4,166

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

During the fiscal years ended September 30, 2006, 2005, 2004, 2003, and 2002, the Bank added $845,000, $525,000, $3,900,000, $2,595,000, and $900,000, respectively, to its allowance for loan losses. The Bank’s allowance for loan losses totaled $3.0 million, or 0.6% of total loans, $3.2 million, or 0.7% of total loans, $3.8 million, or 1.0% of total loans, $4.1 million, or 1.0% of total loans, and $3.2 million, or 0.8% of total loans, at September 30, 2006, 2005, 2004, 2003, and 2002, respectively. Net charge offs totaled $1.1 million or 0.2% of total loans, $1.1 million or 0.2% of total loans, $4.2 million or 1.1% of total loans, $2.1 million or 0.5% of total loans, and $1.1 million or 0.3% of total loans for the years ended September 30, 2006, 2005, 2004, 2003, and 2002, respectively. Total nonperforming loans decreased $1.8 million to $2.1 million at September 30, 2006 from $3.9 million at September 30, 2005, compared to the decrease of $0.8 million in 2005 from $4.7 million at September 30, 2004. Based on presently available information, management believes that the current allowance for loan losses is adequate. Changing economic and other conditions may require future adjustments to the allowance for loan losses.

During the last six fiscal years, the Company has completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $2.1 million in nonperforming loans as of September 30, 2006, $0.5 million, or 23.8% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $0.2 million due to the acquisitions. We believe that the increase in non-performing commercial loans was a result of a lower quality of underwriting and collection efforts at the acquired institutions prior to the Company’s acquisition of the institutions compared to the Company’s underwriting and collection efforts. Approximately $2.0 million of loan loss allowance on the loans was transferred with these bank acquisitions. Total charge offs for fiscal years 2001 – 2006 totaled $12.8 million with $6.0 million or 46.9% of charge offs recorded in connection with the loans acquired in these acquisitions.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Non-accrual loans decreased $1.8 million or 46.2% to $2.1 million at September 30, 2006 from $3.9 million at September 30, 2005. The interest income not recognized by the Company on the non-accrual loans was $0.2 million, $0.4 million, $0.5 million, $0.4 million, and $0.3 million, for the years ended September 30, 2006, 2005, 2004, 2003, and 2002, respectively. There was no interest income recognized on non-accrual loans during the periods.

The following table sets forth information regarding non-accrual loans (nonperforming loans) and real estate owned by the Bank at the dates indicated.

	At September 30
	2006	2005	2004	2003	2002
	(Dollars In Thousands)
Nonperforming loans:
Single-family residential real estate	$1,150	$2,644	$1,540	$2,383	$1,744
Agriculture real estate	123	386	1,014	66	94
Commercial real estate	482	581	1,726	1,919	452
Commercial non real estate	246	178	233	764	489
Other loans	58	147	153	478	404

Total nonperforming loans	2,059	3,936	4,666	5,610	3,183
Total real estate owned and repossessed assets (1)	63	349	619	802	1,707

Total nonperforming assets	$2,122	$4,285	$5,285	$6,412	$4,890

Total nonperforming loans to net loans receivable	0.47%	0.92%	1.22%	1.43%	0.78%
Total nonperforming loans to total assets	0.28%	0.53%	0.65%	0.73%	0.52%
Total nonperforming assets to total assets	0.29%	0.58%	0.73%	0.84%	0.79%

(1)	Net of valuation allowances

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

While loss allowance is charged against earnings, loan loss allowance is added back to capital, subject to a limitation of 1.25% of risk-based assets, in computing risk-based capital under OTS regulations.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30
	2006	2005	2004	2003	2002
	(Dollars In Thousands)
Total loans receivable	$443,950	$440,433	$390,731	$396,710	$415,738
Average net loans outstanding	425,944	381,390	388,679	391,588	353,585
Allowance balances (at beginning of year)	3,209	3,765	4,068	3,205	2,542
Provision for losses:	845	525	3,900	2,595	900
Balance transferred at acquisition*	—	—	—	355	836
Charge-offs:
Single Family	(350)	(374)	(601)	(397)	(239)
Agriculture	—	(31)	(87)	(129)	—
Commercial real estate	(617)	(711)	(858)	(211)	(32)
Commercial business	(308)	(864)	(2,418)	(378)	(692)
Other	(247)	(329)	(681)	(1,089)	(174)
Recoveries:
Single Family	205	104	6	6	1
Agriculture	—	8	17	—	—
Commercial real estate	39	217	104	27	6
Commercial business	132	769	189	—	5
Other	86	130	126	84	52

Allowance balance (at end of year)	$2,994	$3,209	$3,765	$4,068	$3,205

Allowance for loan losses as a percent of total loans receivable at end of year	0.67%	0.73%	0.96%	1.03%	0.77%
Loans charged off as a percent of average net loans outstanding	0.36%	0.61%	1.20%	0.56%	0.32%
Ratio of allowance for loan losses to total nonperforming loans at end of year	145.41%	81.53%	80.69%	72.51%	100.69%
Ratio of allowance for loan losses to total nonperforming assets at end of year	141.09%	74.89%	71.24%	63.44%	65.54%

*	Marked Tree Bancshares in 2003, People's Bank and North Arkansas Bancshares in 2002

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

	At September 30
	2006		2005		2004		2003		2002
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Single Family	$889	28.2%	$736	29.3%	$601	31.5%	$705	33.8%	$1,445	45.1%
Multi Family	—	2.2	—	2.0	34	0.6	20	0.4	10	0.3
Agriculture real estate	103	4.1	188	4.7	493	4.7	395	5.3	135	4.2
Commercial real estate	675	30.0	748	31.6	1,435	35.2	1,606	29.2	718	22.4
Commercial business	1,212	18.1	1,352	18.8	977	14.9	1,108	17.4	506	15.8
Other Loans	115	17.4	185	13.6	225	13.1	234	13.9	391	12.2

Total allowance for loan losses	$2,994	100.0%	$3,209	100.0%	$3,765	100.0%	$4,068	100.0%	$3,205	100.0%

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

Set forth below is selected data relating to the composition of the Bank’s mortgage-backed securities portfolio as of the dates indicated.

	At September 30
	2006		2005		2004		2003		2002
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage-backed securities:
Adjustable	$—	0.0%	$—	0.0%	$12,180	5.6%	$15,179	7.0%	$14,075	13.4%
Fixed	153,024	100.0%	175,189	100.0%	206,287	94.4%	200,893	93.0%	90,760	86.6%

Total mortage-backed securities, net	$153,024	100%	$175,189	100%	$218,467	100%	$216,072	100%	$104,835	100%

At September 30, 2006, mortgage-backed securities aggregated $153.0 million, or 20.7% of the Bank’s total assets. At September 30, 2006, $91.7 million of the Bank’s mortgage-backed securities were classified as available-for-sale, and $61.3 million of the Bank’s mortgage-backed securities were classified as held-to-maturity.

Other Investment Securities. The Bank’s investment portfolio, excluding mortgage-backed securities, FHLB stock, and trading securities, consists of obligations of the United States Government treasuries and agencies thereof, municipal bonds, corporate bonds, mutual funds, interest-earning deposits in other institutions and equity investments. The carrying value of this portion of the Bank’s investment portfolio totaled $73.7 million, $54.2 million, $28.4 million, $82.9 million, and $20.6 million at September 30, 2006, 2005, 2004, 2003, and 2002, respectively. At September 30, 2006, $13.5 million of the Bank’s investment securities, excluding mortgage-backed securities, had a remaining term to maturity of one year or less, and $18.8 million had a remaining term to maturity of five years or less. During the year ended September 30, 2004, the Company analyzed the classification of securities and subsequently transferred $86.1 million of securities from available-for-sale to held-to-maturity.

The following table sets forth the composition of the Bank’s investments as of the dates indicated.

	At September 30
	2006	2005	2004	2003	2002
	(In Thousands)
Investment securities:
Mortgage-backed securities	$153,024	$175,189	$218,467	$216,072	$104,835
Corporate bonds	—	—	—	14,269	3,814
U.S. Government treasury obligations	19,921	19,844	—	4,171	—
U.S. Government agency obligations	4,000	4,000	4,442	39,105	3,648
Municipal bonds	47,870	29,403	22,934	24,351	13,167
Preferred Security	108	—	—	—	—
Equity securities (Common Stock)	795	—	—	—	—
Mutual fund	963	976	990	1,005	—

Total investment securities	226,681	229,412	246,833	298,973	125,464
FHLB stock	6,572	7,962	7,926	5,584	2,126

Total investments	$233,253	$237,374	$254,759	$304,557	$127,590

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

Investment Portfolio Maturities The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s investment securities at September 30, 2006.

	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Market Value	Average Life in Years	Annualized Weighted Average Yield
	(Dollars In Thousands)
Investment securities:
U.S. Government Agency Securities	$—	0.00%	$—	0.00%	$—	0.00%	$4,000	3.88%	$4,000	$3,867	6.72	3.88%
U.S. Government Treasury Securities	9,988	3.69%	9,933	3.88%	—	0.00%	—	0.00%	19,921	19,744	0.90	3.78%
State and municipal obligations (1)	1,656	2.71%	8,851	3.46%	9,630	3.87%	27,733	4.32%	47,870	48,004	4.65	4.01%
CMOs (2)	—	0.00%	—	0.00%	—	0.00%	19,508	4.07%	19,508	18,451	3.74	4.07%
Mortgage-backed securities	—	0.00%	—	0.00%	104,519	4.04%	28,997	4.35%	133,516	131,817	3.41	4.11%
Preferred Security	108	0.00%	—	0.00%	—	0.00%	—	0.00%	108	108
Equity Securities (Common Stock)	795	0.00%	—	0.00%	—	0.00%	—	0.00%	795	795
Mutual Fund	963	4.33%	—	0.00%	—	0.00%	—	0.00%	963	963	4.57	4.33%

Total investment securities	13,510	3.30%	18,784	3.46%	114,149	4.02%	80,238	4.25%	226,681	223,749		4.01%

FHLB stock									6,572	6,572
Accrued interest on investments									1,191	1,191

Total investment securities, including accrued interest									$234,444	$231,512

(1)	The yield on these tax-exempt obligations has not been compiled on a tax-equivalent basis.

(2)	The average life in years is based on actual stated maturities; however, management anticipates a shorter life on these securities.

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

Deposits. Consumer and commercial deposits are received principally from within the Bank’s market area through the offering of a broad selection of deposit instruments including NOW accounts, savings, money market deposit accounts, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest the Bank may pay is not established by regulatory authority. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.

Time Deposit Rates. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated:

	At September 30
	2006	2005	2004	2003	2002
	(In Thousands)
Rate
0.00-1.99%	$3,220	$226	$63,971	$57,083	$12,997
2.00-2.99%	4,799	58,234	105,611	35,416	95,895
3.00-3.99%	68,875	126,083	38,744	130,930	126,881
4.00-5.99%	264,289	82,428	28,429	47,239	85,244
6.00-7.99%	—	815	2,482	4,013	11,165
8.00-9.99%	—	—	224	223	225

Total	$341,183	$267,786	$239,461	$274,904	$332,407

Time Deposit Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2006.

	Maturity
	3 months or less	3 to 6 months	6 to 12 months	Over 12 months	Total
	(In Thousands)
Certificate of Deposit less than $100,000	$64,313	$33,641	$54,761	$35,783	$188,498
Certificate of Deposit greater than or equal to $100,000	55,389	22,280	40,920	34,096	152,685

Total Certificates of Deposit	119,702	55,921	95,681	69,879	341,183

Borrowings

Deposits of the Bank are a significant source of funds as are short term and long term advances from the FHLB. FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 2006, the Bank’s FHLB advances totaled $104.4 million.

The following table sets forth certain information regarding borrowings by the Bank during the years ended September 30:

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars In Thousands)
Weighted average rate paid on: (1)
FHLB advances	3.97%	3.41%	2.56%	3.13%	3.70%
Other borrowings (2)	0.00%	0.00%	5.25%	5.25%	0.00%
FHLB advances:
Maximum balance	$171,078	$184,950	$159,337	$110,184	$73,316
Average balance	$136,383	$154,432	$123,107	$33,651	$36,713
Other borrowings: (2)
Maximum balance	$—	$—	$671	$284	$350
Average balance	$—	$—	$336	$284	$—

(1)	Calculated using monthly weighted average interest rates.

(2)	Includes securities sold under agreements to repurchase and a loan assumed with the acquisition of Marked Tree Bancshares, Inc. in 2003. Other borrowings are included in accrued expenses and other liabilities in the consolidated statement of financial condition.

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank. As of September 30, 2006, the Company had no “discount window” borrowings.

Trust Preferred Securities

The Company has issued two series of Trust Preferred Securities totaling $17.5 million. The Trust Preferred Securities are discussed in detail in Note 11 to the Consolidated Financial Statements, contained herein.

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

As a federally chartered, savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the FHLB system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Registrant also is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and certain other matters. The OTS regularly examines the Registrant and the Bank and prepares a report for the consideration of the Bank’s Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also examines the Bank in its role as the administrator of the DIF. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.

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

Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders’ equity including retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the accumulated unrealized gains or losses on available-for-sale securities determined in accordance with SFAS No. 115 are excluded from the regulatory capital calculation. At September 30, 2006, the Bank had $13.2 million in goodwill and intangible assets and $2.8 million in accumulated unrealized losses on securities, which were excluded from the regulatory capital calculation.

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

Under the risk-based capital requirement, a savings association must maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2006, the Bank had no capital instruments that qualify as supplementary capital and $2.8 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

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

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Registrant’s operations and profitability and the value of its common stock. If the OTS or the FDIC require an association such as the Bank, to raise additional capital through the issuance of Company common stock or other capital instruments, such issuance may result in the dilution in the percentage of ownership of those persons holding shares of common stock since the Company’s shareholders do not have preemptive rights.

As of September 30, 2006, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as well-capitalized.

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association’s business and liquid assets not exceeding 20% of total assets) in qualifying thrift investments on a monthly average for nine out of every twelve months on a rolling basis. At September 30, 2006, the Bank met the test.

A savings institution that fails to become or maintain a qualified thrift lender must either become a bank (other than a savings bank) or be subject to certain restrictions. A savings institution that converts to a bank must pay applicable regulatory fees involved in converting. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution’s home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks.

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

Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles (“GAAP”). Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, available for sale or trading) with appropriate documentation. The Bank is in compliance with these policy statements.

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk notwithstanding GAAP and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Insurance of Accounts and Regulation by the FDIC. As insurer of the Bank’s deposit accounts, the FDIC is authorized to conduct examinations of and to require reporting by the Bank. It also may prohibit any insured association from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

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

Equity Risk Limitations. Certain OTS regulations limit the Company’s investment in “equity risk investments,” which include investments in equity securities, real estate, service corporations and operating subsidiaries, as well as land loans and non-residential construction loans with loan-to-value ratios in excess of 80%. Equity risk investments increase the capital requirements of the Bank. Federal laws and regulations also impose certain limitations on operations, including restrictions on loans-to-one-borrower, transactions with affiliates and affiliated persons and liability growth. They also impose requirements for the retention of housing and thrift-related investments. See “Qualified Thrift Lender Test.”

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

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, or entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these person based, in part on the Bank’s capital position, and requires approval procedures to be followed. At September 30, 2006, the Bank was in compliance with these regulations.

The Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2006, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

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

Banks and other financial institutions are still allowed to use the experience method for deducting bad debts under Code Section 585. However, “large” financial institutions may no longer be entitled to use the experience method of computing additions to their bad debt reserve. The definition of a large bank is one of which the quarterly average of the institution's total assets, or the consolidated group of which it is a member, exceeds $500 million for the year. A large institution must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. Since the Bank is a large institution, it is required to use the direct write-off method.

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

Corporate Alternative Minimum Tax. The Bank is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Bank’s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the interest on certain tax-exempt bonds issued after August 7, 1986. Also included is an addition of 75% of the adjusted current earnings (“ACE”). Computations of ACE include a recalculation of tax depreciation, additions for all tax-exempt income, and a reversal of the deduction for dividends paid to an ESOP. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income. The Company is subject to paying the alternative minimum tax for the year ended September 30, 2006, which is estimated to be approximately $270,000.

The Bank has not had its income tax returns examined by the IRS or the State of Arkansas within the last three years. The Bank has not been audited by the IRS or the Arkansas State Revenue Department in recent years.

State Taxation

Arkansas and Oklahoma generally impose income taxes on thrift institutions computed at a rate of 6.5% and 6.0%, respectively, of net earnings. For purposes of the state income tax, net earnings are defined as the net income of the thrift institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, less (i) interest income from obligations of the United States, of any county, municipal or public corporation authority, special district or political subdivision, plus (ii) any deduction for state income taxes.

ITEM 1A	RISK FACTORS

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

Community banking operations are affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Northeast Arkansas because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest earning assets and the weighted average rate paid on our interest bearing liabilities, or interest rate spread, and the average life of our interest earning assets and interest bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest earning assets currently are well balanced in relation to the estimated maturities of our interest bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

There are increased risks involved with commercial real estate, and commercial business lending activities.

In recent years, the Bank has emphasized the origination of commercial real estate and commercial business loans, which include equipment, inventory and crop production loans. Loans collateralized by commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the greater difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans collateralized by commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. Other commercial business loans generally have a greater credit risk than residential mortgage loans as well. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards.

Our allowance for losses on loans may not be adequate to cover probable losses.

We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations.

We are subject to extensive regulation which could adversely affect our business and operations.

We are subject to extensive federal supervision and regulation, which are intended primarily for the protection of depositors. In addition, we are subject to changes in federal laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect our business and operations and that of our subsidiaries in the future.

We face strong competition which may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The Bank conducts its business through its main office and 20 full-service branch offices located in nine counties in Northeast Arkansas and Tulsa County, Oklahoma. Each office is owned or leased by the Bank. The Company and the Bank believe that their facilities are adequate to meet their current and immediately foreseeable needs.

The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 2006. The aggregate net book value of the Bank’s premises and equipment was $15.9 million at September 30, 2006.

Main Office:

1700 E. Highland

Jonesboro, Arkansas

(Opened 2001)

Branch Offices:

Pocahontas Branch

203 W. Broadway

Pocahontas, Arkansas

(Opened 1935)

Corning Branch

309 Missouri Drive

Corning, Arkansas

(Opened 1983)

Hardy Branch

101 W. Main Street

Hardy, Arkansas

(Opened 1998)

Paragould Wal-Mart Branch

2802 W. Kingshighway

Paragould, Arkansas

(Opened 1999)

Swifton Branch

101 Main Street

Swifton, Arkansas

(Opened 2001)

Hoxie Branch

126 SW Texas

Hoxie, Arkansas

(Opened 2002)

Paragould Branch

3104 West Kingshighway

Paragould, Arkansas

(Opened 2005)

Walnut Ridge Branch

120 W. Main Street

Walnut Ridge, Arkansas

(Opened 1968)

Highland Branch

1566 Highway 62

Hardy, Arkansas

(Opened 1983)

Pocahontas Branch

205 Rice Street

Pocahontas, Arkansas

(Opened 2001)

Jonesboro Branch

209 W. Washington

Jonesboro, Arkansas

(Opened 2001)

Newport Branch

200 Olivia Drive

Newport, Arkansas

(Opened 2002)

Marked Tree Branch

210 Frisco Street

Marked Tree, Arkansas

(Opened 2003)

Broken Arrow Branch

3101 W Kenosha

Tulsa, Oklahoma

(Opened 2005)

Jonesboro Branch

625 S.W. Drive

Jonesboro, Arkansas

(Opened 1976)

Lake City Branch

100 Cobean Blvd

Lake City, Arkansas

(Opened 1998)

Pocahontas Wal-Mart Branch

1415 Hwy 67 South

Pocahontas, Arkansas

(Opened 1998)

Tuckerman Branch

106 E. Main Street

Tuckerman, Arkansas

(Opened 2001)

Imboden Branch

201 E 3rd Street

Imboden, Arkansas

(Opened 2002)

Jonesboro Branch

3513 E Johnson Ave.

Jonesboro, Arkansas

(Opened 2005)

ITEM 3	LEGAL PROCEEDINGS

The Company currently is not involved in any material legal proceedings. There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2006 to a vote of security holders.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading in Common Stock and Related Matters

The Company’s common stock is traded on the NASDAQ National Market System using the symbol “PFSL.”

The following table shows the quarterly range of bid prices for the Company’s common stock during fiscal 2006 and 2005. This information has been obtained from monthly statistical stock summaries provided by the NASDAQ Stock Market. As of December 13, 2006, there were 4,641,717 shares of common stock issued and outstanding and 632 stockholders of record.

Quarter Ended	High Bid	Low Bid
December 31, 2005	$13.00	$11.90
March 31, 2006	$13.36	$12.53
June 30, 2006	$14.19	$12.00
September 30, 2006	$17.53	$12.05

Quarter Ended	High Bid	Low Bid
December 31, 2004	$16.50	$14.75
March 31, 2005	$16.25	$15.00
June 30, 2005	$16.00	$13.80
September 30, 2005	$15.00	$12.40

Cash Dividends Declared in Fiscal 2006:

Record Date	Payment Date	Dividend Per Share
December 15, 2005	January 3, 2006	$0.08
March 15, 2006	April 3, 2006	$0.08
June 15, 2006	July 3, 2006	$0.08
September 15, 2006	October 4, 2006	$0.08

Cash Dividends Declared in Fiscal 2005:

Record Date	Payment Date	Dividend Per Share
December 15, 2004	January 3, 2005	$0.08
March 15, 2005	April 4, 2005	$0.08
June 15, 2005	July 4, 2005	$0.08
September 15, 2005	October 4, 2005	$0.08

The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by subsidiaries to the Company and other relevant factors.

The Company is subject to requirements of Delaware law that generally limits dividends to an amount equal to the difference between the amount by which total assets exceed total liabilities and the amount equal to the aggregate par value of the outstanding shares of capital stock. If there is no difference between these amounts, dividends are limited to net income for the current and/or immediately preceding year. As of September 30, 2006 and 2005, the Company was in compliance with these requirements.

During the quarter ended September 30, 2006 no shares were purchased by or on behalf of the Company. The Company currently has no repurchase plans or programs outstanding.

ITEM 6	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data of the Company. This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and the notes thereto presented elsewhere herein.

Selected Financial Condition Data

	At September 30
	2006	2005	2004	2003	2002
	(in Thousands)
Total assets	$738,454	$741,264	$719,908	$763,488	$617,016
Cash and cash equivalents	23,825	23,411	35,218	22,020	34,307
Cash surrender value of life insurance	8,392	8,019	7,684	7,341	6,883
Investment securities	226,681	229,412	246,834	298,973	125,465
Loans receivable	435,012	429,596	383,810	389,002	408,081
Federal Home Loan Bank Stock	6,572	7,962	7,926	5,584	2,126
Deposits	557,788	514,044	491,079	586,092	520,032
FHLB advances	104,398	148,645	153,897	100,694	22,137
Stockholders’ equity	52,956	52,368	52,501	52,997	47,493

Summary of Operations

	Years Ended September 30
	2006	2005	2004	2003	2002
	(in Thousands)
Interest income	$39,182	$35,632	$36,080	$37,044	$34,107
Interest expense	24,131	18,942	16,658	19,241	17,200

Net interest income before provision for loan losses	15,051	16,690	19,422	17,803	16,907
Provision for loan losses	845	525	3,900	2,595	900

Net interest income after provision for loan losses	14,206	16,165	15,522	15,208	16,007
Noninterest income	5,022	5,676	5,672	10,552	5,196
Noninterest expense:
Compensation and benefits	9,350	9,342	9,540	10,444	8,201
Occupancy and equipment	2,942	2,780	2,723	2,654	2,419
Other	4,812	5,383	4,011	4,981	4,160

Total noninterest expense	17,104	17,505	16,274	18,079	14,780

Income before income taxes	2,124	4,336	4,920	7,681	6,423
Income tax expense (benefit)	(90)	1,097	1,463	2,387	2,188

Net income	$2,214	$3,239	$3,457	$5,294	$4,235

Key Financial Ratios and Other Data (1):

	At or for the Year Ended September 30
	2006	2005	2004	2003	2002
Performance Ratios:
Return on average equity	4.24%	6.16%	6.63%	10.72%	9.15%
Return on average assets	0.30	0.44	0.47	0.77	0.80
Interest rate spread (2)	2.28	2.64	2.97	2.98	3.59
Net interest margin (2)	2.23	2.55	2.93	2.91	3.56
Noninterest expense to average assets	2.31	2.38	2.22	2.64	2.79
Net interest income after provision for loan losses to noninterest expense	83.05	92.34	95.38	84.12	107.56
Efficiency (5)	88.96	80.15	76.79	70.18	69.86
Asset Quality Ratios:
Average interest-earning assets to average interest-bearing liabilities	98.72	96.80	98.24	97.74	99.27
Nonperforming loans to net loans (3) (4)	0.47	0.92	1.22	1.44	0.78
Nonperforming assets to total assets (3) (4)	0.29	0.58	0.74	0.85	0.80
Allowance for loan losses to nonperforming loans (3) (4)	145.41	81.53	80.69	72.51	100.69
Allowance for loan losses to nonperforming assets (3) (4)	141.09	74.89	71.24	63.44	65.54
Allowance for loan losses to total loans (3)	0.67	0.73	0.96	1.03	0.77
Capital, Equity and Dividend Ratios:
Tangible capital (3) (9)	7.51	6.80	6.88	6.40	6.40
Core capital (3) (9)	7.51	6.80	6.88	6.40	6.40
Risk-based capital (3) (9)	12.39	11.50	12.59	11.85	10.74
Average equity to average assets ratio	7.06	7.15	7.11	7.20	8.66
Dividend payout ratio	67.10	44.41	41.74	26.43	29.95
Per Share Data:
Dividends per share	$0.32	$0.32	$0.32	$0.32	$0.29
Book value per share (6)	$11.41	$11.28	$11.31	$11.65	$10.85
Basic earnings per share (7)	$0.49	$0.72	$0.77	$1.22	$0.96
Diluted earnings per share (8)	$0.48	$0.71	$0.75	$1.20	$0.96
Number of full service offices	21	21	18	20	23

(1)	With the exception of period end ratios, ratios are based on average monthly balances.

(2)	Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.

(3)	End of period ratio.

(4)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of non-accrual loans while REO consists of real estate acquired in settlement of loans.

(5)	The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.

(6)	This calculation is based on 4,641,717, 4,641,717, 4,641,717, 4,549,791, and 4,376,295 shares outstanding at September 30, 2006, 2005, 2004, 2003, and 2002, respectively.

(7)	This calculation is based on weighted average shares outstanding of 4,508,501, 4,492,462, 4,470,913, 4,345,113, and 4,400,027 for the fiscal years ended September 30, 2006, 2005, 2004, 2003 and 2002, respectively.

(8)	This calculation is based on weighted average shares outstanding of 4,577,265, 4,571,234, 4,597,097, 4,414,843, and 4,428,924 for the fiscal years ended September 30, 2006, 2005, 2004, 2003 and 2002, respectively.

(9)	This calculation is the Bank only ratio as reported to the Office of Thrift Supervision

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Statements

When used in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market area of Pocahontas Bancorp, Inc. (the “Company”), changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview - The Company is a savings and loan holding company headquartered in Jonesboro, Arkansas. The Company has no substantial operations other than serving as the holding company of its wholly owned subsidiary, First Community Bank (the “Bank”).

The Bank is a community-oriented federally chartered savings and loan association regulated by the Office of Thrift Supervision (OTS). The Bank has a total of 21 locations: 20 locations are concentrated in the Northeast Arkansas counties of Craighead, Clay, Greene, Jackson, Lawrence, Poinsett, Randolph and Sharp, and the 21st location is in Tulsa County Oklahoma. Southern Mortgage Corporation, a mortgage company located in Tulsa, Oklahoma, is a wholly owned subsidiary of the Bank.

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

During 2001, 2002 and 2003, the Company acquired four financial institutions which have added significantly to growth. During 2004, the Company turned its attention to integrating and streamlining operations, cutting costs and organic growth. During 2005, the Company purchased a building in Broken Arrow, Oklahoma which allowed us to open a full service branch to better serve our customers in this area. We also constructed two new branch locations in northeast Arkansas (one in Jonesboro and the other in Paragould). During 2006, the Company again focused its attention to organic growth.

The Company’s net income is primarily affected by its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities, and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowed funds, including FHLB advances. The Company’s net income also is affected by its provisions for losses on loans and investments in real estate, as well as the amount of noninterest income (including fees and service charges and gains or losses on sales of loans) and noninterest expense (including compensation and benefits, occupancy and equipment expense, data processing expense, and income taxes). Net income of the Company also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

2006 Highlights - Net income for the year ended September 30, 2006 was $2.2 million, compared to $3.2 million for the year ended September 30, 2005. Basic earnings per share was $0.49 and diluted earnings per share was $0.48 for the year ended September 30, 2006 compared to basic earnings per share of $0.72 and diluted earnings per share of $0.71 for the year ended September 30, 2005.

The decrease in net income for the year ended September 30, 2006 was primarily due to the decrease in net interest income, partially offset by a decrease in income tax expense for the twelve months ended September 30, 2006 compared to the twelve months ended September 30, 2005. Net interest income before provision for loan loss for the twelve months ended September 30, 2006 decreased 9.8% to $15.1 million from $16.7 million for the twelve months ended September 30, 2005. The Federal Reserve raised interest rates 150 basis points during the twelve month period ended September 30, 2006; the period of increasing interest rates have lowered our net interest rate spread by 36 basis points to 2.28% for the year ended September 30, 2006 from 2.64% for the year ended September 30, 2005. The yield on average interest-earning assets increased 38 basis points and the cost on average interest-bearing liabilities increased 74 basis points for the twelve months ended September 30, 2006 when compared to the rates for the same period last year, resulting in the decreased interest rate spread and net interest income for the twelve months.

The Company’s effective tax rate for the twelve months ended September 30, 2006 was (4.3)% compared to 25.3% for the year ended September 30, 2005. The decrease in the effective tax rate was due to the increased investment in non-taxable securities, most of which occurred during the last quarter of the year ended September 30, 2005 and the first quarter of fiscal 2006.

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

The Company has established a systematic method of reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable, and other factors that warrant recognition in providing an appropriate loan loss allowance. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, different assumptions used in evaluating the adequacy of the allowance could result in material changes in the Company’s consolidated financial condition and results of operations. The Company’s policies and methodology for determining the allowance involve a high degree of estimation and complexity and require subjective judgments about uncertain matters.

The Company’s goodwill (the amount paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

Management has discussed the development, selection and application of these critical accounting policies with the Audit Committee of the Board of Directors.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited, to the origination, purchase, or sale of loans, the purchase of investment securities, fulfillment of commitments under letters-of-credit, extensions of credit on home equity lines of credit and construction loans, and the commitment to fund withdrawals of savings accounts at maturity. A discussion of significant commitments under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 19 – “Off-Balance Sheet Arrangements and Commitments” to the Consolidated Financial Statements.

The Company may also have liabilities under certain contractual agreements contingent upon occurrence of certain events. The following table presents, as of September 30, 2006, the future payments on our significant contractual obligations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan rate lock agreements	$3,696	$3,696	$—	$—	$—
Operating lease obligations	373	126	187	60	—
Certificates of deposit maturities (1)	341,183	271,304	57,350	12,529	—
FHLB advances maturities	104,398	75,784	15,247	11,136	2,231

Total contractual obligations	$449,650	$350,910	$72,784	$23,725	$2,231

(1)	Net of $131 thousand in unamortized discounts

Balance Sheet Analysis and Comparison of Results of Operations for the Years Ended September 30, 2006 and 2005

The following table shows the variance in dollars and percent change between the Consolidated Statements of Financial Condition at September 30, 2006 and September 30, 2005:

	September 30,
	2006	2005	Variance	% Change
	(Amounts in Thousands)
ASSETS
Cash	$23,825	$23,411	$414	1.77%
Cash surrender value of life insurance	8,392	8,019	373	4.65%
Securities held-to-maturity, at amortized cost	133,120	129,952	3,168	2.44%
Securities available-for-sale, at fair value	93,561	99,460	(5,899)	-5.93%
Trading securities, at fair value	—	3,126	(3,126)	-100.00%
Loans receivable, net	431,768	426,538	5,230	1.23%
Loans receivable held for sale	3,244	3,058	186	6.08%
Accrued interest receivable	5,038	4,488	550	12.25%
Premises and equipment, net	15,876	16,717	(841)	-5.03%
Federal Home Loan Bank Stock, at cost	6,572	7,962	(1,390)	-17.46%
Goodwill	8,848	8,848	—	0.00%
Core deposit premiums, net	4,350	5,323	(973)	-18.28%
Other assets	3,860	4,362	(502)	-11.51%

TOTAL ASSETS	$738,454	$741,264	$(2,810)	-0.38%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$557,788	$514,044	$43,744	8.51%
Federal Home Loan Bank advances	104,398	148,645	(44,247)	-29.77%
Deferred compensation	1,789	2,177	(388)	-17.82%
Accrued interest payable	1,244	1,290	(46)	-3.57%
Accrued expenses and other liabilties	3,296	5,777	(2,481)	-42.95%
Trust preferred securities	16,983	16,963	20	0.12%

Total liabilities	$685,498	$688,896	$(3,398)	-0.49%
STOCKHOLDERS’ EQUITY:
Common stock	$76	$76	$—	0.00%
Additional paid-in capital	57,135	57,275	(140)	-0.24%
Unearned ESOP Shares	(1,799)	(2,077)	278	-13.38%
Accumulated other comprehensive loss	(2,837)	(2,517)	(320)	12.71%
Retained earnings	24,784	24,014	770	3.21%

	77,359	76,771	588	0.77%

Less treasury stock, at cost	(24,403)	(24,403)	—	0.00%
Total stockholders’ equity	52,956	52,368	588	1.12%

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$738,454	$741,264	$(2,810)	-0.38%

Investment Activities - The Company’s investment portfolio, including FHLB stock, and trading securities, consists of mortgage-backed securities, obligations of the United States Government and agencies thereof, municipal bonds, corporate bonds, interest-earning deposits in other institutions and equity investments. Over 65% of the Company’s investment portfolio is held in mortgage-backed securities; these securities are backed by pools of mortgages that can be composed of either fixed-rate mortgages or ARM loans. We invest in mortgage-backed securities to supplement local single-family loan originations as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans. In the current, ongoing, low interest rate environment, mortgages with higher interest rates are continuing to prepay resulting in large monthly principal payments on the Company’s mortgage-backed securities. Investment balances have decreased $2.7 million during the year ended September 30, 2006 due primarily to $37.0 million in principal paydowns and maturities and the sale and call of $3.4 million in securities, which was partly offset by $36.9 million in securities purchased. As interest rates have begun to rise, and higher-yielding products have become available, the Company’s relatively lower-yielding investment portfolio has declined in market value, resulting in accumulated other comprehensive loss of $2.8 million at September 30, 2006 compared to a comprehensive loss of $2.5 million at September 30, 2005. Accumulated other comprehensive loss is reported in the equity section of our Consolidated Financial Statements and is considered a temporary impairment due to interest rate changes; the Company has the intent and ability to hold its investments until the fair market value of the portfolio recovers.

Loans receivable, net - The Company’s net loan portfolio including loans held for sale, consists mainly of first mortgage loans collateralized by single-family residential real estate, multifamily residential real estate, commercial real estate and agricultural real estate located in the Company’s primary market area or in counties contiguous with the Company’s market area.

To reduce interest rate risk exposure, and satisfy consumer demand for fixed-rate mortgage loans during the period of low interest rates, the Company has been focusing more on originating fixed-rate loans to sell individually into the secondary market. As interest rates on loans have increased, the Company has experienced a reduction in the demand for fixed-rate mortgages during the year ended September 30, 2006, compared to the year ended September 30, 2005. During the year ended September 30, 2006, the Company recognized a $0.8 million gain on the sale of $49.2 million of loans held for sale, compared to a $1.1 million gain on the sale of $54.5 million of loans held for sale during the year ended September 30, 2005.

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

A provision of $0.8 million was made during the year ended September 30, 2006. The Company’s allowance for loan losses totaled $3.0 million, or 0.67% of total loans at September 30, 2006 compared to $3.2 million, or 0.73% of total loans, at September 30, 2005, a decrease of $0.4 million. Charge offs, net of recoveries totaled $1.1 million or 0.24% of total loans, for the year ended September 30, 2006. Total nonperforming loans decreased to $2.1 million at September 30, 2006 from $3.9 million at September 30, 2005, a decrease of $1.8 million. Based on presently available information, management believes that the allowance for loan losses at September 30, 2006 was appropriate. Changing economic and other conditions, as well as increased emphasis on commercial loan origination, may require future adjustments and increases to the allowance for loan losses.

During the last six fiscal years, the Company has completed separate acquisitions of four banks. The loans acquired as part of these acquisitions have contributed to the increase in the balance of nonperforming loans in the Company’s portfolio; of the $2.1 million in nonperforming loans as of September 30, 2006, $0.5 million, or 23.8% were loans acquired as part of the bank acquisitions. Nonperforming commercial loans have increased $0.2 million from portfolios acquired in bank acquisitions. We believe that the increase in nonperforming commercial loans is a result of a lower quality of underwriting and collection efforts at the acquired institutions prior to the Company’s acquisition of the institutions compared to the Company’s underwriting and collection efforts. At the acquisition dates, approximately $2.0 million of allowance was transferred. Since the acquisition dates, approximately $6.0 million in charge offs have been recorded relative to loans acquired in these acquisitions.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income and a corresponding specific interest reserve is established. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan less than 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. Delinquent loans 90 days or more past due decreased $1.8 million or 46.2% to $2.1 million at September 30, 2006 from $3.9 million at September 30, 2005. The balance of interest income not recognized by the Company on the non-accrual loans was $0.2 million at September 30, 2006 compared to $0.4 million at September 30, 2005. There was no interest income recognized on non-accrual loans during the periods.

Deposits and FHLB Advances - Deposits are a significant source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from FHLB advances, the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer-term basis to help manage interest rate risk and for general business purposes.

Historically, deposits have provided the Company with a stable source of relatively low cost funding. The market for deposits is competitive, which had caused the Company to utilize primarily certificate accounts that are more responsive to market interest rates rather than checking and savings accounts. The Company offers a traditional line of deposit products that currently includes checking, interest-bearing checking, savings, certificates of deposit, commercial checking and money market accounts. Total deposit balances by category were as follows:

	At September 30
	2006	2005	Change	% Change
	(Amounts in Thousands)
Checking Accounts	$181,900	$200,411	$(18,511)	-9.24%
Savings Accounts	34,705	45,847	(11,142)	-24.30%
Certificate Accounts (net)	341,183	267,786	73,397	27.41%

	$557,788	$514,044	$43,744	8.51%

Total deposits increased $43.7 million or 8.51% during the year ended September 30, 2006. The increase was mainly due to the Company refocusing its efforts on attracting certificate accounts by offering more competitive interest rates and terms on those accounts. The cost on average certificate accounts for the year ended September 30, 2006 was 4.14%, up 114 basis points from 3.00% for the year ended September 30, 2005.

FHLB advances are collateralized by the Bank’s stock in the FHLB, investment securities and a blanket lien on the Bank’s mortgage portfolio. Such advances are made pursuant to different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. The Company also relies upon FHLB advances as a source to fund assets. At September 30, 2006, FHLB advances totaled $104.4 million, with an average cost of 3.97% compared to $148.6 million, with an average cost of 3.41% at September 30, 2005. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Bank estimates that an additional $96.6 million of funding was available from FHLB advances at September 30, 2006.

Accrued expenses and other liabilities - Accrued expenses and other liabilities includes items such as the Company’s accrual for income taxes, accounts payable, escrowed taxes and insurance and other miscellaneous obligations that may occur during the normal course of business. Accrued expenses and other liabilities decreased $2.5 million or 35.76% during the year ended September 30, 2006, to $4.5 million from $7.0 million at September 30, 2005. The decrease was mainly due to a payable associated with the purchase of $2.4 million in investment securities that were committed prior to fiscal year end 2005 but had a settlement date in the 2006 fiscal year.

Stockholders’ equity - The Company’s book value per share was $11.41 at September 30, 2006 compared to $11.28 at September 30, 2005. The Company’s “average capital ratio”, or average capital to average assets, was 7.06% for the year ended September 30, 2006, compared to 7.15% for the year ended September 30, 2005. Stockholders’ equity increased $0.6 million or 1.12% during the year ended September 30, 2006; net income for fiscal 2006 was partially offset by dividends to stockholders and an increase in accumulated other comprehensive loss on securities.

The following table shows the variance in dollars and percent change between the Consolidated Statements of Income for the years ended September 30, 2006 and 2005:

	September 30,
	2006	2005	Variance	% Change
	(Amounts in Thousands)
INTEREST INCOME:
Loans receivable	$28,772	$23,805	$4,967	20.87%
Investment securities	10,410	11,827	(1,417)	-11.98%

Total interest income	39,182	35,632	3,550	9.96%
INTEREST EXPENSE:
Deposits	17,105	12,232	4,873	39.84%
Borrowed funds	5,416	5,269	147	2.79%
Trust preferred securities	1,610	1,441	169	11.73%

Total interest expense	24,131	18,942	5,189	27.39%
NET INTEREST INCOME	15,051	16,690	(1,639)	-9.82%
PROVISION FOR LOAN LOSSES	845	525	320	60.95%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,206	16,165	(1,959)	-12.12%

NON-INTEREST INCOME:
Dividends	387	319	68	21.32%
Fees and service charges	3,084	3,187	(103)	-3.23%
Gain on sale of loans	777	1,056	(279)	-26.42%
Gain on sale of securities, net	270	566	(296)	-52.30%
Trading gains, net	1	241	(240)	-99.59%
Gain on sale of loan servicing	159	—	159	100.00%
Other	344	307	37	12.05%

Total non-interest income	5,022	5,676	(654)	-11.52%

NON-INTEREST EXPENSES:
Compensation and benefits	9,350	9,342	8	0.09%
Occupancy and equipment	2,942	2,780	162	5.83%
Insurance premiums	406	374	32	8.56%
Professional fees	1,479	1,008	471	46.73%
Data processing	765	669	96	14.35%
Advertising and donations	478	1,194	(716)	-59.97%
Office supplies	291	373	(82)	-21.98%
REO and other repossessed assets	90	211	(121)	-57.35%
Other	1,303	1,554	(251)	-16.15%

Total non-interest expense	17,104	17,505	(401)	-2.29%

INCOME BEFORE INCOME TAXES	2,124	4,336	(2,212)	-51.01%
INCOME TAXES	(90)	1,097	(1,187)	-108.20%

NET INCOME	$2,214	$3,239	$(1,025)	-31.65%

Net interest income – In 2006, our net interest income decreased due to the flattening yield curve that resulted from continued increases by the Federal Reserve in short term interest rates. However, this decrease was partially offset by positive effects of our growth in the balances of both loans and deposits at favorable interest rates. Net interest income decreased $1.6 million for the year ended September 30, 2006 compared to the year ended September 30, 2005. The cost on average interest bearing liabilities, including deposits, increased 74 basis points while the yield on average interest earning assets increased 38 basis points when comparing the year ended September 30, 2006 to the year ended September 30, 2005. The Company’s net interest rate spread decreased to 2.28% for the year ended September 30, 2006 compared to 2.64% for the year ended September 30, 2005. Net interest margin decreased to 2.23% for the year ended September 30, 2006 compared to 2.55% for the year ended September 30, 2005.

Non-interest income – Non-interest income decreased $0.7 million or 11.52% to $5.0 million for the year ended September 30, 2006 compared to the $5.7 million for the year ended September 30, 2005. The increase in the rate of earnings on FHLB stock and the income from the sale of servicing rights to Centennial Bank was offset by a decrease in the gain on the sale of loans, a decrease in the gain on the sale of securities, and a decrease in the trading gains for the fiscal year ended September 30, 2006 compared to the year ended September 30, 2005.

Operating expense – Operating expense decreased $0.4 million or 2.3% to $17.1 million for the year ended September 30, 2006 compared to the $17.5 million for the year ended September 30, 2005. The Company launched a new logo and advertising campaign in the year ended September 30, 2005, which resulted in several one time charges that were not repeated in the year ended September 30, 2006. The decrease in expenses associated with the logo and advertising for the year ended September 30, 2006, was partially offset by an increase in professional fees and in occupancy and equipment.

Income taxes – The Company’s effective tax rate for the twelve months ended September 30, 2006 was (4.3)% compared to 25.3% for the year ended September 30, 2005. The decrease in the effective tax rate and income tax benefit for the twelve months ended September 30, 2006 was due to the increased investment in non-taxable securities, most of which occurred during the last quarter of the year ended September 30, 2005 and the first quarter of fiscal 2006.

The table below analyzes net interest income by component and in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and the changes in the related yields and rates for the year ended September 30, 2006, compared to the year ended September 30, 2005.

Rate/Volume Analysis (in thousands)

	2006 vs 2005				2005 vs 2004
	Increase/(Decrease) Due to			Total Increase (Decrease)	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume		Volume	Rate	Rate/ Volume
Interest income:
Loans receivable	$2,780	$1,945	$242	$4,967	$(450)	$272	$(15)	$(193)
Investment securities	(1,121)	(328)	32	(1,417)	(50)	(220)	15	(255)

Total interest earning assets	1,659	1,617	274	3,550	(500)	52	—	(448)

Interest expense:
Deposits	573	4,092	208	4,873	(651)	1,338	(75)	612
Borrowed funds	(615)	865	(103)	147	955	443	120	1,518
Trust Preferred	2	168	(1)	169	2	152	0	154

Total interest bearing liabilities	(40)	5,125	104	5,189	306	1,933	45	2,284

Net change in net interest income	$1,699	$(3,508)	$170	$(1,639)	$(806)	$(1,881)	$(45)	$(2,732)

The following tables summarize rates, yields and balances of average assets and liabilities for the periods indicated:

Average Balance Sheets (Dollars in thousands)

	Years Ended September 30
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets: (1)
Loan receivable, net (2)	$425,924	$28,772	6.75%	$381,390	$23,805	6.24%	$388,679	$23,998	6.17%
Investment securities	247,583	10,410	4.20	273,530	11,827	4.32	274,655	12,082	4.40

Total interest-earning assets	673,507	39,182	5.82%	654,920	35,632	5.44%	663,334	36,080	5.44%
Noninterest-earning cash	20,117			33,823			25,800
Other noninterest-earning assets	45,440			46,521			44,009

Total assets	$739,064			$735,264			$733,143

Interest-bearing liabilities:
Demand deposits	$232,307	$4,828	2.08%	$254,156	$4,692	1.85%	$287,682	$4,765	1.66%
Time deposits	296,571	12,277	4.14	251,027	7,540	3.00	247,504	6,855	2.77
Borrowed funds (3)	136,383	5,416	3.97	154,432	5,269	3.41	123,107	3,751	3.05
Trust Preferred	16,974	1,610	9.49	16,953	1,441	8.50	16,933	1,287	7.60

Total interest-bearing liabilities	682,235	24,131	3.54%	676,568	18,942	2.80%	675,226	16,658	2.47%

Noninterest-bearing liabilities (4)	4,619			6,108			5,793

Total liabilities	686,854			682,676			681,019
Stockholders’ equity	52,210			52,588			52,124

Total liabilities and stockholders’ equity	$739,064			$735,264			$733,143

Net interest income		$15,051			$16,690			$19,422

Net interest rate spread (5)			2.28%			2.64%			2.97%

Interest-earning assets and net interest margin (6)	$673,527		2.23%	$654,920		2.55%	$663,334		2.93%

Ratio of average interest-earning assets to average interest-bearing liabilities			98.72%			96.80%			98.24%

(1)	All interest-earning assets are disclosed net of loans in process, unamortized yield adjustments, and valuation allowances.

(2)	Does not include interest on nonaccrual loans. Non-performing loans are included in loans receivable, net.

(3)	Includes FHLB advances and securities sold under agreements to repurchase.

(4)	Escrow accounts are noninterest-bearing and are included in noninterest-bearing liabilities.

(5)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest margin represents the net interest income as a percentage of average interest-earning assets.

The following table shows the variance in dollars and percent change between the Consolidated Statements of Income for the years ended September 30, 2005 and 2004:

	September 30,
	2005	2004	Variance	% Change
	(Amounts in Thousands)
INTEREST INCOME:
Loans receivable	$23,805	$23,998	$(193)	-0.80%
Investment securities	11,827	12,082	(255)	-2.11%

Total interest income	35,632	36,080	(448)	-1.24%
INTEREST EXPENSE:
Deposits	12,232	11,620	612	5.27%
Borrowed funds	5,269	3,751	1,518	40.47%
Trust preferred securities	1,441	1,287	154	11.97%

Total interest expense	18,942	16,658	2,284	13.71%
NET INTEREST INCOME	16,690	19,422	(2,732)	-14.07%
PROVISION FOR LOAN LOSSES	525	3,900	(3,375)	-86.54%

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,165	15,522	643	4.14%

NON-INTEREST INCOME:
Fees and service charges	3,187	3,082	105	3.41%
Gain on sale of loans	1,056	1,239	(183)	-14.77%
Gain on sale of securities, net	566	386	180	46.63%
Trading gains, net	241	398	(157)	-39.45%
Gain on sale of branches	—	137	(137)	-100.00%
Other	626	430	196	45.58%

Total non-interest income	5,676	5,672	4	0.07%

NON-INTEREST EXPENSE:
Compensation and benefits	9,342	9,540	(198)	-2.08%
Occupancy and equipment	2,780	2,723	57	2.09%
Insurance premiums	374	335	39	11.64%
Professional fees	1,008	826	182	22.03%
Data processing	669	675	(6)	-0.89%
Advertising and donations	1,194	408	786	192.65%
Office supplies	373	234	139	59.40%
REO and other repossessed assets	211	321	(110)	-34.27%
Other	1,554	1,212	342	28.22%

Total non-interest expense	17,505	16,274	1,231	7.56%

INCOME BEFORE INCOME TAXES	4,336	4,920	(584)	-11.87%
INCOME TAXES	1,097	1,463	(366)	-25.02%

NET INCOME	$3,239	$3,457	$(218)	-6.31%

Net interest income – In 2005, the Company launched an advertising campaign in our market areas to increase both loans and deposits by offering more attractive products, rates and terms. Our net interest income decreased due to the flattening yield curve that resulted from continuing increases by the Federal Reserve in short term interest rates. However, this decrease was partially offset by positive effects of our advertising campaign, which contributed to growth in the balances of both loans and deposits at favorable interest rates. Net interest income decreased $2.7 million for the year ended September 30, 2005 compared to the year ended September 30, 2004. The cost on average interest bearing liabilities, including deposits, increased 33 basis points while the yield on average interest earning assets remained constant at 5.44% when comparing the year ended September 30, 2005 to the year ended September 30, 2004. The Company’s net interest rate spread decreased to 2.64% for the year ended September 30, 2005 compared to 2.97% for the year ended September 30, 2004. Net interest margin decreased to 2.55% for the year ended September 30, 2005 compared to 2.93% for the year ended September 30, 2004.

Non-interest income – Non-interest income remained constant in the year ended September 30, 2005 compared to the year ended September 30, 2004. The increased portfolio balance of loans and deposits contributed to an increase in fees and service charges and a higher dividend was received on FHLB stock which increased other income. These increases were offset by a decrease in net trading gains and gain on sale of branches. A decrease in the origination of loans held for sale and resulting decrease in the gain on sale of loans was offset by an increase in the gain on sale of securities for the year ended September 30, 2005 compared to the year ended September 30, 2004.

Operating expense – The Company hired a professional advertising company to assist in the design and marketing of a new logo for the Bank during 2005. The new logo and marketing campaign included several one time charges which contributed to the $1.2 million increase in operating expenses for the year ended September 30, 2005 compared to the year ended September 30, 2004. Professional fees increased for the year ended September 30, 2005 compared to the same period last year due to increasing costs associated with new regulations.

Income taxes – During 2005 the Company increased our investment in non-taxable securities, half of which occurred during the last quarter. The increase in non-taxable securities resulted in a lower effective tax rate for the Company compared to prior years. During the fourth quarter of the year ended September 30, 2005, the Company recorded an income tax benefit of $0.1 million.

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

Net Portfolio Value. The value of the Company’s loan and investment portfolio will change as interest rates change. Rising interest rates will generally decrease the Company’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio. The table below sets forth, quantitatively, as of September 30, 2006, the estimate of the projected changes in NPV in the event of a 100, 200, and 300 basis point instantaneous and permanent increase and a 100 and 200 basis point instantaneous and permanent decrease in market interest rates. Due to the current low prevailing interest rate environment, the changes in NPV is not estimated for a decrease in interest rates of 300 basis points.

Change in Interest Rates in Basis Points (Rate Shock)				NPV as a% of Estimated Market Value of Assets
	Net Portfolio Value
	Amount	$ Change	% Change	Ratio	Change
	(Amounts in Thousands)
+300	$49,670	$(25,884)	(34.0)%	6.98%	(3.13)%
+200	58,551	(17,003)	(23.0)%	8.09%	(2.02)%
+100	67,105	(8,449)	(11.0)%	9.13%	(0.99)%
0	75,554	—	0.0%	10.11%	0.00%
-100	82,934	7,379	10.0%	10.94%	0.83%
-200	87,499	11,945	16.0%	11.43%	1.31%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Pocahontas Bancorp, Inc.

Jonesboro, Arkansas

We have audited the accompanying consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Pocahontas Bancorp, Inc. and subsidiaries for the years ended September 30, 2005 and 2004, were audited by other auditors whose report, dated December 22, 2005 (December 21, 2006 and May 19, 2006 as to the effects of the restatements of those financial statements, as described in the first and second paragraphs, respectively, of Note 26 thereof), expressed an unqualified opinion on those statements.

We conducted our audit of the 2006 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pocahontas Bancorp, Inc. and subsidiaries as of September 30, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Nashville, Tennessee

November 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pocahontas Bancorp, Inc.

Jonesboro, Arkansas

We have audited the accompanying consolidated statement of financial condition of Pocahontas Bancorp, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 26, the consolidated financial statements for the years ended September 30, 2005 and 2004 have been restated.

Little Rock, Arkansas

December 22, 2005 (December 21, 2006 and May 19, 2006 as to the effects of the restatements described in the first and second paragraphs, respectively, in Note 26)

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2006 AND 2005

	2006	2005
ASSETS
Cash and due from banks:
Interest bearing	$17,055	$14,600
Noninterest bearing	23,808,233	23,396,851

	23,825,288	23,411,451
Cash surrender value of life insurance	8,392,191	8,019,097
Securities held-to-maturity, at amortized cost (fair value of $130,187,272 and $127,755,514 in 2006 and 2005, respectively)	133,120,083	129,952,373
Securities available-for-sale, at fair value (amortized cost of $97,152,528 and $102,343,904 in 2006 and 2005, respectively)	93,561,067	99,460,045
Trading securities, at fair value	—	3,126,044
Loans receivable, net	431,768,328	426,538,047
Loans receivable, held for sale	3,243,591	3,057,985
Accrued interest receivable	5,037,759	4,487,837
Premises and equipment, net	15,876,493	16,716,912
Federal Home Loan Bank stock, at cost	6,571,500	7,962,000
Goodwill	8,847,572	8,847,572
Core deposit premiums, net	4,350,114	5,323,319
Other assets	3,859,743	4,360,885

TOTAL ASSETS	$738,453,729	$741,263,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$557,788,431	$514,043,734
Federal Home Loan Bank advances	104,398,292	148,645,397
Deferred compensation	1,788,721	2,176,859
Accrued interest payable	1,243,944	1,289,978
Accrued expenses and other liabilities	3,294,690	5,776,662
Trust preferred securities	16,983,450	16,962,683

Total liabilities	685,497,528	688,895,313

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 8,000,000 shares authorized; 7,602,492 shares issued and 4,641,717 shares outstanding at 2006 and 2005	76,024	76,024
Additional paid-in capital	57,134,937	57,275,390
Unearned ESOP shares	(1,799,459)	(2,076,856)
Accumulated other comprehensive loss	(2,837,087)	(2,517,282)
Retained earnings	24,784,330	24,013,522

	77,358,745	76,770,798
Less treasury stock at cost, 2,960,775 shares at 2006 and 2005	(24,402,544)	(24,402,544)

Total stockholders’ equity	52,956,201	52,368,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$738,453,729	$741,263,567

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

	2006	2005	2004
INTEREST INCOME:
Loans receivable	$28,771,889	$23,804,611	$23,997,993
Securities:
Taxable	8,527,625	10,772,099	11,158,113	*
Nontaxable	1,882,097	1,054,706	924,043	*

Total interest income	39,181,611	35,631,416	36,080,149

INTEREST EXPENSE:
Deposits	17,105,078	12,232,219	11,619,647
Borrowed funds	5,415,796	5,269,259	3,751,246
Trust preferred securities	1,610,239	1,440,363	1,286,688

Total interest expense	24,131,113	18,941,841	16,657,581

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	15,050,498	16,689,575	19,422,568
PROVISION FOR LOAN LOSSES	845,000	525,000	3,900,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,205,498	16,164,575	15,522,568

NON-INTEREST INCOME:
Dividends	386,678	319,108	135,413
Fees and service charges	3,083,804	3,187,079	3,081,843
Trading gains, net	337	240,736	398,165
Gain on sales of loans	777,312	1,056,477	1,239,706
Gain on sales of securities, net	269,941	565,939	385,866
Gain on sale of branches	—	—	136,834
Gain on sale of loan servicing	159,148	—	—
Other	344,314	306,465	294,690

Total non-interest income, net	5,021,534	5,675,804	5,672,517

NON-INTEREST EXPENSES:
Compensation and benefits	9,350,132	9,342,144	9,539,845
Occupancy and equipment	2,941,812	2,779,615	2,723,191
Insurance premiums	406,065	373,886	334,768
Professional fees	1,478,705	1,008,483	826,156
Data processing	765,205	668,737	675,485
Advertising and donations	478,135	1,193,756	408,480
Office supplies	290,779	373,345	234,129
REO and other repossessed assets	89,889	210,695	321,249
Other	1,303,230	1,554,128	1,211,924

Total non-interest expenses	17,103,952	17,504,789	16,275,227

INCOME BEFORE INCOME TAXES	2,123,080	4,335,590	4,919,858
INCOME TAX EXPENSE (BENEFIT)	(90,550)	1,096,534	1,463,244

NET INCOME	$2,213,630	$3,239,056	$3,456,614

EARNINGS PER SHARE:
Basic earnings per share	$0.49	$0.72	$0.77

Diluted earnings per share	$0.48	$0.71	$0.75

DIVIDENDS PAID	$0.32	$0.32	$0.32

*	2004 amounts as restated, see Note 26

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Retained Earnings	Shares	Amount
BALANCE, OCTOBER 1, 2003	7,497,066	$74,970	$56,533,430	$(538,121)	$899,339	$20,199,149	2,947,275	$(24,172,200)	$52,996,567
Comprehensive income (loss)
Net change in unrealized gain on available-for-sale securities, net of tax					(478,727)				(478,727)
Unrealized loss for securities transferred to held-to-maturity					(906,107)				(906,107)
Amortization of unrealized loss on securities transferred to held-to-maturity					23,082				23,082
Less reclassification adjustment for (gains) losses included in net income					(254,672)				(254,672)
Net income						3,456,614			3,456,614

Total comprehensive income									1,840,190
Repayment of ESOP loan and related increase in share value			(9,424)	692,663					683,239
Purchase of stock for ESOP				(2,270,740)					(2,270,740)
Options exercised	105,426	1,054	923,649						924,703
Treasury stock purchased							13,500	(230,344)	(230,344)
Dividends						(1,442,791)			(1,442,791)

BALANCE, SEPTEMBER 30, 2004	7,602,492	76,024	57,447,655	(2,116,198)	(717,085)	22,212,972	2,960,775	(24,402,544)	52,500,824
Comprehensive income (loss)
Net change in unrealized loss on available-for-sale securities, net of tax					(1,695,767)				(1,695,767)
Amortization of unrealized loss on securities transferred to held-to-maturity					269,090				269,090
Less reclassification adjustment for (gains) losses included in net income					(373,520)				(373,520)
Net income						3,239,056			3,239,056

Total comprehensive income									1,438,859
Repayment of ESOP loan and related increase in share value			(172,265)	508,252					335,987
Purchase of stock for ESOP				(468,910)					(468,910)
Dividends						(1,438,506)			(1,438,506)

BALANCE, SEPTEMBER 30, 2005	7,602,492	76,024	57,275,390	(2,076,856)	(2,517,282)	24,013,522	2,960,775	(24,402,544)	52,368,254
Comprehensive income (loss)
Net change in unrealized gain on available-for-sale securities, net of tax					(288,856)				(288,856)
Amortization of unrealized loss on securities transferred to held-to-maturity					147,212				147,212
Less reclassification adjustment for (gains) losses included in net income					(178,161)				(178,161)
Net income						2,213,630			2,213,630

Total comprehensive income									1,893,825
Repayment of ESOP loan and related increase in share value			(140,453)	353,509					213,056
Purchase of stock for ESOP				(76,112)					(76,112)
Dividends	—	—	—	—	—	(1,442,822)	—	—	(1,442,822)

BALANCE, SEPTEMBER 30, 2006	7,602,492	$76,024	$57,134,937	$(1,799,459)	$(2,837,087)	$24,784,330	2,960,775	$(24,402,544)	$52,956,201

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

	2006	2005	2004
		(As restated, see Note 26)
OPERATING ACTIVITIES:
Net income	$2,213,630	$3,239,056	$3,456,614
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	845,000	525,000	3,900,000
Depreciation of premises and equipment	1,297,821	1,302,848	1,259,864
Deferred income tax provision (benefit)	(533,993)	487,640	(1,324,590)
Amortization of deferred loan fees	(60,390)	(67,185)	(66,577)
Amortization of premiums and discounts, net	153,163	244,153	147,083
Amortization of core deposit premium	973,205	973,204	944,696
Adjustment of ESOP shares and release of shares under recognition and retention plan	213,056	335,987	683,239
(Increase) decrease in loans held for sale	591,706	(507,309)	2,875,744
Net gains on sales of loans	(777,312)	(1,056,477)	(1,239,706)
Net gains on sales of investment securities	(269,941)	(565,939)	(385,866)
Net gains on sales of branches	—	—	(136,834)
Net gain on sale of mortgage servicing rights	(159,148)	—	—
Increase in cash surrender value of life insurance policies	(373,093)	(334,846)	(343,633)
Stock dividends on FHLB stock	(348,700)	(257,700)	(113,400)
Changes in operating assets and liabilities, net
Trading securities	(442,256)	(1,143,679)	(485,113)
Accrued interest receivable	(549,921)	(291,734)	964,903
Accrued interest payable	(46,034)	263,943	(21,783)
Other assets	1,298,788	(1,123,662)	1,832,607
Deferred compensation	(388,139)	(253,235)	(455,144)
Accrued expenses and other liabilities	(51,973)	1,313,021	(798,322)

Net cash provided by operating activities	3,585,469	3,083,086	10,693,782
INVESTING ACTIVITIES:
Sale of branches to Bank of Cave City, Arkansas	—	—	(9,697,800)
Purchases of available for sale and held to maturity securities	(36,868,631)	(80,574,357)	(112,557,349)
Proceeds from sale of securities available-for-sale	2,900,647	49,180,848	86,953,100
Proceeds from maturities, calls and principal prepayment of investment securities	37,414,708	49,787,128	76,386,821
Net (increase) decrease in FHLB Bank stock	1,739,200	221,600	(2,228,800)
Increase in loans, net	(6,819,525)	(46,043,012)	(1,834,799)
Proceeds from sale of REO	940,713	988,675	881,693
Proceeds from sale of premises and equipment	3,235	13,456	7,567
Purchases of premises and equipment	(460,638)	(4,270,778)	(1,042,267)

Net cash provided (used) by investing activities	(1,150,291)	(30,696,440)	36,868,166

(Continued)

POCAHONTAS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

	2006	2005	2004
		(As restated, see Note 26)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits other than in acquisitions and branch sales	$43,744,697	$22,965,201	$(84,548,016)
Federal Home Loan Bank advances	1,446,820,000	1,000,211,000	877,684,600
Repayment of Federal Home Loan Bank advances	(1,491,067,104)	(1,005,462,472)	(824,481,358)
Exercise of stock options	—	—	924,703
Purchase of treasury shares	—	—	(230,344)
Purchase of stock for ESOP	(76,112)	(468,909)	(2,270,740)
Dividends paid	(1,442,822)	(1,438,506)	(1,442,791)

Net cash provided (used) by financing activities	(2,021,341)	15,806,314	(34,363,946)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	413,837	(11,807,040)	13,198,002
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	23,411,451	35,218,491	22,020,489

CASH AND DUE FROM BANKS, END OF YEAR	$23,825,288	$23,411,451	$35,218,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$24,177,147	$18,677,897	$16,679,365

Income taxes	$533,026	$1,138,685	$2,884,070

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Transfers from loans to real estate acquired, or deemed acquired, through foreclosure	$1,188,433	$2,184,747	$2,706,959

Loans originated to finance the sale of real estate acquired through foreclosure	$383,799	$821,500	$1,149,662

Trading securities transferred to available-for-sale	$3,568,300	$—	$—

Securities purchased not settled	$—	$2,430,000	$—

Securities transferred to held-to-maturity	$—	$—	$86,089,901

(Concluded)

See notes to consolidated financial statements.

POCAHONTAS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Pocahontas Bancorp, Inc. (“Bancorp”), its wholly owned subsidiary, First Community Bank (the “Bank”), as well as the Bank’s subsidiaries, Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc. (collectively referred to as the “Company”). All significant intercompany transactions have been eliminated in consolidation. The Bank operates 21 offices in northeastern Arkansas and Tulsa County Oklahoma, as a federally chartered savings and loan.

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

Trading Securities - Equity securities held principally for resale in the near term are classified as trading securities and reported at their fair values. Unrealized gains and losses on trading securities are included in other income.

Securities Held-to-Maturity - Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in income using the level-yield method over the assets’ remaining lives and adjusted for anticipated prepayments. Should other than a temporary decline in the fair value of a security occur, the carrying value of such security would be written down to current market value by a charge to operations. As of September 30, 2006 and 2005, no securities were determined to have other than a temporary decline in fair value below cost. For a debt security transferred into the held-to-maturity category from the available-for-sale category, the unrealized holding gain or loss at the date of the transfer, which is included in accumulated other comprehensive income, is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

Securities Available-for-Sale - Available-for-sale securities consist of securities that the Company intends to hold for an indefinite period of time and are reported at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in a write-down of the individual security to its fair value. The related write-down would be included in earnings as a realized loss. As of September 30, 2006, no securities were determined to have other than a temporary decline in fair value below cost.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

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

Servicing - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in non-interest expenses. Properties obtained in this matter are also referred to as real estate owned (“REO”).

Premises and Equipment - Land is carried at cost. Buildings and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.

Core Deposit Premiums - Core deposit premiums paid are being amortized over ten years which approximates the estimated life of the purchased deposits. The carrying value of core deposit premiums is periodically evaluated to estimate the remaining periods of benefit. If these periods of benefit are determined to be less than the remaining amortizable life, an adjustment to reflect such shorter life will be made.

Goodwill - Goodwill is tested periodically for impairment and written down to fair value as necessary. As of April 1, 2006 and 2005, the Company performed its annual impairment test and concluded there was no impairment of the carrying value of the Company’s goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test as of April 1, 2007.

Income Taxes - Deferred tax assets and liabilities are recorded for temporary differences between the carrying value and tax bases of assets and liabilities. Such amounts are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in applicable deferred tax assets and liabilities.

Stock Compensation – At September 30, 2006, the Company has two stock-based employee compensation plans, which are more fully described in Note 21. Financial Accounting Standards Board Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments, requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. As of October 1, 2005, the Company adopted FAS 123(R) using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remained outstanding at the date of adoption. As of October 1, 2005, the Company’s options were fully vested, requiring no expense to be recorded for the year ended September 30, 2006.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact, if any, of the adoption of FIN 48 on our financial statements.

Reclassifications - Certain 2004 and 2005 amounts have been reclassified to conform to the 2006 presentations. Accrued interest payable is being presented as a separate line item on the Consolidated Statements of Financial Condition in 2006 compared to 2005, dividends are being presented as a separate line item on the Consolidated Statements of Income in 2006 compared to 2005 and 2004, and the other comprehensive income is presented in the Consolidated Statements of Stockholders’ Equity in 2006 instead of in a Statement of Income and Other Comprehensive Income in 2005 and 2004.

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2006 and 2005, were as follows (items which are not financial instruments are not included):

	2006		2005
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets and liabilities:
Cash and due from banks	$23,825,288	$23,825,288	$23,411,451	$23,411,451
Cash surrender value of life insurance	8,392,191	8,392,191	8,019,097	8,019,097
Securities held-to-maturity	133,120,083	130,187,272	129,952,373	127,755,514
Securities available-for-sale	93,561,067	93,561,067	99,460,045	99,460,045
Trading securities	—	—	3,126,044	3,126,044
Loans receivable, net	431,768,328	432,669,000	426,538,047	423,664,000
Loans receivable held for sale	3,243,591	3,308,000	3,057,985	3,260,000
Accrued interest receivable	5,037,759	5,037,759	4,487,837	4,487,837
Federal Home Loan Bank stock	6,571,500	6,571,500	7,962,000	7,962,000
Demand and savings deposits	216,605,387	216,605,387	246,257,677	245,604,000
Time deposits	341,183,044	339,821,000	267,786,057	267,157,000
Federal Home Loan Bank advances	104,398,292	104,198,000	148,645,397	147,967,000

For purposes of the above disclosures of estimated fair value, the following assumptions were used. The estimated fair values for cash and due from banks, cash surrender value of life insurance, accrued interest receivable, and FHLB stock are considered to approximate cost. The estimated fair values for securities are based on quoted market values for the individual securities or for equivalent securities. The fair value for loans is estimated by discounting the future cash flows using the current rates the Company would charge for similar such loans at the applicable date. The estimated fair values for demand and savings deposits are based on the amounts for which they could be settled on demand. The estimated fair values for time deposits and FHLB advances are based on estimates of the rate the Company would pay on such deposits and borrowed funds at the applicable date, applied for the time period until maturity. The estimated fair values for other financial instruments approximate cost and are not considered significant to this presentation. Fair values for the Company’s off-balance-sheet instruments, which consist of lending commitments and standby and commercial letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance-sheet instruments is not significant.

3.	SECURITIES

The amortized cost and estimated fair values of securities at September 30 are as follows:

	2006
Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government Agencies	$4,000,000	$—	$133,380	$3,866,620
US Government Treasury Notes	19,920,698	—	176,948	19,743,750
Mortgage Backed Securites	61,329,055	—	2,755,893	58,573,162
Municipal bonds	47,870,330	268,955	135,545	48,003,740

Total	$133,120,083	$268,955	$3,201,766	$130,187,272

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage backed securities	$95,214,934	$—	$3,520,437	$91,694,497
Preferred Security	111,350	—	3,325	108,025
Equity Securities (Common Stock)	826,244	26,000	56,799	795,445
Mutual fund	1,000,000	—	36,900	963,100

Total	$97,152,528	$26,000	$3,617,461	$93,561,067

	2005
Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government Agencies	$4,000,000	$—	$74,057	$3,925,943
US Government Treasury Notes	19,844,509	—	133,571	19,710,938
Mortgage Backed Securites	76,704,653	9,560	2,101,766	74,612,447
Municipal bonds	29,403,211	257,902	154,927	29,506,186

Total	$129,952,373	$267,462	$2,464,321	$127,755,514

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage backed securities	$101,343,904	$—	$2,859,874	$98,484,030
Mutual fund	1,000,000	—	23,985	976,015

Total	$102,343,904	$—	$2,883,859	$99,460,045

The amortized cost and estimated fair value of securities at September 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,643,160	$11,582,568	$—	$—
Due from one year to five years	18,784,018	18,607,185	—	—
Due from five years to ten years	9,630,181	9,629,987	—	—
Due after ten years	31,733,669	31,794,370	—	—
Mortgage backed securities	61,329,055	58,573,162	95,214,934	91,694,497
Preferred Security	—		111,350	108,025
Equity Securities (Common Stock)	—		826,244	795,445
Mutual fund	—	—	1,000,000	963,100

Total	$133,120,083	$130,187,272	$97,152,528	$93,561,067

Available-for-sale securities with a carrying value and a fair value of $41,759,272 and $16,440,711 at September 30, 2006 and 2005, respectively, and held-to-maturity securities with a carrying value of $65,953,046 and a fair value of $64,641,364 at September 30, 2006, and a carrying value of $87,277,527 and a fair value of $85,722,293 at September 30, 2005, were pledged to collateralize public and trust deposits.

For the years ended September 30, 2006, 2005, and 2004, proceeds from the sales of securities available-for-sale amounted to $2,900,647, $49,180,848, and $86,953,100, respectively. Gross realized gains amounted to $295,059, $566,790, and $845,892, respectively. Gross realized losses amounted to $25,118, $851, and $460,026, respectively.

The following table presents those investments of the Company with gross unrealized losses, along with the related fair value, by investment category and length of time in a loss position. These individual securities have been in a continuous unrealized loss position as of September 30, 2006.

	Less than 12 months		12 months or longer		Total
Security Description	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Held-to-Maturity
U.S. Government agency obligations	$—	$—	$3,866,620	$(133,380)	$3,866,620	$(133,380)
U.S. Government Treasury obligations	—	—	19,743,750	(176,948)	19,743,750	(176,948)
Mortgage-backed securities	—	—	58,573,162	(2,755,893)	58,573,162	(2,755,893)
Municipal Bonds	7,406,237	(35,967)	7,177,054	(99,578)	14,583,291	(135,545)

	$7,406,237	$(35,967)	$89,360,586	$(3,165,799)	$96,766,823	$(3,201,766)

Available-for-Sale
Mortgage-backed securities	$12,688,113	$(107,337)	$79,006,384	$(3,413,100)	$91,694,497	$(3,520,437)
Preferred Security	108,025	(3,325)	—	—	108,025	(3,325)
Equity Securities (Common Stock)	486,945	(34,049)	58,500	(22,750)	545,445	(56,799)
Mutual Fund	963,100	(36,900)	—	—	963,100	(36,900)

	$14,246,183	$(181,611)	$79,064,884	$(3,435,850)	$93,311,067	$(3,617,461)

Management of the Company anticipates that the market values of its investments which have unrealized losses for 12 months or longer at September 30, 2006, will increase to at least the cost of the investment to the Company. The investments with indicated losses above include debt securities whose market values have declined due to interest rate fluctuations and equity securities whose decline appears to be due to normal market factors including the issuer’s financial performance. In determining that the investment is not other-than-temporarily impaired the Company considered reports of financial specialists and the volatility of the investment’s fair value.

U.S. Government Obligations. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

Federal Agency Mortgage-Backed Securities. The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased those investment securities at a premium relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

Municipal Bonds. The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

Mutual Fund. The unrealized loss on the Company’s investment in the CRA Mutual Fund was caused by interest rate increases. The composition of the Fund includes Asset Backed Securities/CMOs, Targeted Mortgage-backed Securities, FNMA, Taxable Municipal Bonds, Money markets, and project loans. Because the Company has the ability and intent to hold this investment until a recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2006.

4.	LOANS RECEIVABLE

Loans receivable at September 30 are summarized as follows:

	2006	2005
Real estate loans:
Single-family residential	$127,993,914	$133,438,043
Multifamily residential	9,623,559	8,812,085
Agricultural	18,095,981	20,190,397
Commercial	130,415,628	135,810,958

Total real estate loans	286,129,082	298,251,483

Other loans:
Savings account loans	6,669,883	6,279,261
Commercial business	78,594,307	80,695,014
Other	69,313,129	52,150,010

Total other loans	154,577,319	139,124,285

Total loans receivable	440,706,401	437,375,768
Less:
Undisbursed loan proceeds	5,796,604	7,456,048
Unearned fees, net	147,412	172,412
Allowance for loan losses	2,994,057	3,209,261

Loans receivable, net	$431,768,328	$426,538,047

The Company originates adjustable rate mortgage loans to hold for investment. The Company also originates 15 year, 20 year and 30 year fixed-rate mortgage loans and sells substantially all new originations of such loans to outside investors. Such loans are typically originated for sale. These loans are typically held for sale only a short time, and were approximately $3.2 million and $3.1 million as of September 30, 2006 and 2005, respectively. Normally the short time between origination and sale does not provide for significant differences between cost and market values.

During 2006, the Company sold the servicing rights on $97.2 million of loans previously sold to Fannie Mae for a net gain of $159 thousand.

The Company is not committed to lend additional funds to debtors whose loans have been modified.

The Company grants real estate, commercial, consumer and agricultural real estate loans, primarily in northeastern Arkansas and Tulsa County Oklahoma. Substantially all loans are collateralized by real estate or consumer assets.

5.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at September 30 is summarized as follows:

	2006	2005
Securities	$1,191,180	$1,050,443
Loans receivable	3,846,579	3,437,394

TOTAL	$5,037,759	$4,487,837

6.	ALLOWANCE FOR LOAN AND FORECLOSED REAL ESTATE LOSSES

Activity in the allowance for losses on loans and foreclosed real estate for the years ended September 30, 2006, 2005 and 2004 is as follows:

	Loans	Real Estate
BALANCE, OCTOBER 1, 2003	$4,067,660	$88,293
Provision for losses	3,900,000	272,515
Charge-offs	(4,645,193)	(317,717)
Recoveries	443,033	34,264

BALANCE, SEPTEMBER 30, 2004	3,765,500	77,355
Provision for losses	525,000	161,200
Charge-offs	(2,309,202)	(201,244)
Recoveries	1,227,963	7,000

BALANCE, SEPTEMBER 30, 2005	3,209,261	44,311
Provision for losses	845,000	76,700
Charge-offs	(1,522,663)	(111,939)
Recoveries	462,459	4,411

BALANCE, SEPTEMBER 30, 2006	$2,994,057	$13,483

The following is a summary of information pertaining to impaired and non-accrual loans:

	September 30,
	2006	2005
	(in thousands)
Impaired loans with a valuation allowance	$1,875	$937
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$1,875	$937

Valuation allowance related to impaired loans	$409	$229
Total non-accrual loans	$2,059	$3,936
Total loans past-due ninety days or more and still accruing	$4	$161

	Years Ended September 30,
	2006	2005
	(in thousands)
Average investment in impaired loans	$1,354	$4,700

Interest income recognized on impaired loans	$69	$35

Interest income recognized on a cash basis on impaired loans is not significantly different from interest recognized on impaired loans above. No additional funds are committed to be advanced in connection with impaired loans.

7.	PREMISES AND EQUIPMENT

Premises and equipment at September 30 are summarized as follows:

	2006	2005
Cost:
Land	$3,654,614	$3,654,614
Buildings and improvements	14,429,261	14,186,463
Furniture, fixtures, and equipment	5,638,965	5,481,484

	23,722,840	23,322,561
Less accumulated depreciation	(7,846,347)	(6,605,649)

TOTAL	$15,876,493	$16,716,912

The Company is obligated under various non-cancelable operating leases for premises and equipment. Rental expense was $125,000, $122,000, and $131,000 for the years ended September 30, 2006, 2005 and 2004, respectively. Most of the leases contain options to extend for periods of 5 years. As of September 30, 2006, the approximate future minimum lease payments due under the aforementioned operating leases for their base terms are as follows:

Years ending September 30:
2007	$125,931
2008	117,216
2009	69,927
2010	55,539
2011	4,177

Total	$372,792

8.	GOODWILL AND CORE DEPOSIT PREMIUMS, NET

There has been no change in the $8,847,572 carrying amount of goodwill for the years ended September 30, 2006 and 2005.

As of September 30, 2006, the Company has total core deposit intangible assets of $4,350,114 net of accumulated amortization of approximately $5,240,092. Core deposit intangible assets are estimated to have a useful life of 10 years.

The amortization of core deposit premiums is reported in the “interest expense on deposits” line item of the Company’s Consolidated Statements of Income. Total amortization expense for core deposit intangible assets was approximately $973,204, $973,204, and $944,696 for the years ended September 30, 2006, 2005, and 2004 respectively. Amortization expense for the net carrying amount of core deposit intangible assets at September 30, 2006 is estimated to be as follows:

Years ending September 30:
2007	$973,204
2008	838,883
2009	794,109
2010	794,109
2011	643,060
After September 30, 2011	306,749

Total	$4,350,114

9.	DEPOSITS

Deposits at September 30 are summarized as follows:

	2006	2005
Checking accounts, including noninterest-bearing deposits of $32,426,589 and $40,043,005 in 2006 and in 2005 , respectively	$181,900,018	$200,411,165
Passbook savings	34,705,369	45,846,512
Certificates of deposit	341,183,044	267,786,057

TOTAL	$557,788,431	$514,043,734

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $152,742,712 and $115,268,031 at September 30, 2006 and 2005, respectively.

At September 30, 2006, scheduled maturities of certificates of deposit, net are as follows:

Total
Years ending September 30:
2007	$271,418,792
2008	39,774,661
2009	17,591,134
2010	8,396,597
2011	4,132,360

Subtotal	$341,313,544
Unamortized acquisition adjustment	(130,500)

TOTAL	$341,183,044

Interest expense on deposits for the years ended September 30, 2006, 2005, and 2004, is summarized as follows:

	2006	2005	2004
Checking	$3,905,559	$3,191,612	$3,529,430
Savings	921,980	851,069	585,210
Certificates of deposit	12,277,539	8,189,538	7,505,007

TOTAL	$17,105,078	$12,232,219	$11,619,647

10.	FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Company is required to purchase stock in the FHLB. Such stock may be redeemed at par but is not readily marketable. At September 30, 2006 and 2005, the Company had stock of $6,571,500 and $7,962,000, respectively. Pursuant to collateral agreements with the FHLB, advances are collateralized by all of the Company’s stock in the FHLB and by 75% of qualifying loans with a carrying value at September 30, 2006 and 2005, of approximately $138,991,000 and $136,740,000, respectively. Advances at September 30, 2006 and 2005, have maturity dates as follows:

	2006		2005
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
September 30:
2006		$—	2.93%	$76,980,000
2007	3.99%	75,500,000	3.31%	49,500,000
2008	3.91%	10,357,965	3.95%	10,574,980
2009	4.43%	5,000,000	4.43%	5,000,000
2010	7.03%	4,000,000	7.03%	4,000,000
2011	5.06%	7,000,000		—
Thereafter	6.97%	2,540,327	6.97%	2,590,417

TOTAL	4.26%	$104,398,292	3.36%	$148,645,397

Interest expense on FHLB advances was $5,195,592, $4,997,198, and $3,657,921, for the years ended September 30, 2006, 2005, and 2004, respectively. Interest rates on all FHLB advances are fixed as of September 30, 2006.

11.	TRUST PREFERRED SECURITIES

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

For the years ended September 30, 2006, 2005 and 2004, interest expense incurred on the trust preferred securities totaled $1,610,239, $1,440,363, and $1,286,688, respectively. Such interest is shown under interest expense as a separate line item, in the consolidated statements of income.

12.	DEFERRED COMPENSATION

The Company has funded and unfunded deferred compensation agreements with a former executive and non-officer members of the Board of Directors. The plans limit the ability of the executive to compete with the Company and require that the directors continue to serve for a specified period of time. The amount of expense related to such plans for the years ended September 30, 2006, 2005, and 2004, was approximately $1,700, $14,000, and $13,000, respectively. As of September 30, 2006 and 2005, approximately $23,000, and $302,000, respectively was payable under the remaining agreements.

On March 2, 1999, the Company, the Bank, and an executive entered into an Employment Separation Agreement and Release (the “Agreement”). The Agreement provides, among other things, for the payment by the Company to the executive of $2,750,000, plus interest on the unpaid balance at the federal funds rate as determined monthly, in installments of not less than $150,000 annually, with the entire unpaid amount due upon the executive’s death. The unpaid balance, including accrued interest, was approximately $1,766,000 and $1,875,000 at September 30, 2006 and 2005, respectively.

13.	RETIREMENT PLAN AND 401K AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a 401K and Employee Stock Ownership Plan (“ESOP”). The 401K portion of the plan has semi-annual open enrollment dates and covers all employees who have accumulated one hour of service in each year. The Company can make either matching contributions or contribute an amount equal to a flat percentage rate, selected by discretion of the Board of Directors, applied to the base salary of each eligible employee. The Company made no contributions to the 401K portion of the plan for the years ended September 30, 2006, 2005 and 2004.

The Company established the ESOP on March 31, 1998. The plan covers all employees who have accumulated one year with 1,000 hours of service in each year. In 2003, the ESOP established a $2.0 million line of credit with the Company that was to be used to purchase additional shares of Company stock. In 2004, the ESOP established a second $2.0 million line of credit with the Company that was to be used to purchase additional shares of Company stock. Both loans were collateralized by the shares that were purchased with the proceeds of the loan; as of September 30, 2004, the ESOP owed $0.3 million on the first line of credit and $1.8 million on the second line of credit.

During October 2004, the ESOP established a third line of credit for $3.1 million with the Company to be used to payoff the outstanding balances of $0.3 million on the first line of credit and the $1.8 million on the second line of credit and purchase up to $1.0 million in additional shares of Company stock on or before December 31, 2005. The loan is collateralized by shares that were purchased with the proceeds of the loans; as of September 30, 2005, the ESOP owed $1.8 million on the line of credit. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP. The Company contributed $316,757, $503,605, and $717,636, respectively, to the ESOP in years ended September 30, 2006, 2005, and 2004.

The Company also has a supplemental retirement plan for certain executive officers. The plan requires that a set amount be deposited into a trust each year until the executive officers reach 60 years of age. The amount of expense related to such plans was approximately $122,000, for each of the years ended September 30, 2006, 2005, and 2004, respectively.

14.	INCOME TAXES

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

Income tax provision (benefit) for the years ended September 30 is summarized as follows:

	2006	2005	2004
Current tax
Federal	$498,393	$535,991	$2,335,897
State	(54,950)	72,903	451,937

	443,443	608,894	2,787,834
Deferred tax
Federal	(478,401)	404,860	(1,117,427)
State	(55,592)	82,780	(207,163)

	(533,993)	487,640	(1,324,590)

Total	$(90,550)	$1,096,534	$1,463,244

For the year ended September 30, 2006, the Company incurred federal alternative minimum tax of approximately $269,000 due principally to significant earnings from tax-exempt municipal bonds and the increase in the cash surrender value of officers’ life insurance. This amount will be available as a credit to offset regular federal tax in future years.

The income tax provision differed from the amounts computed by applying the federal income tax rates as a result of the following:

	2006		2005		2004
Expected income tax expense	34.0%	$721,847	34.0%	$1,496,541	34.0%	$1,672,752
Exempt income	(30.1)	(639,913)	(8.1)	(358,600)	(6.4)	(314,175)
Cash surrender value of life insurance	(5.5)	(117,257)	(2.4)	(104,851)	(2.2)	(107,839)
State tax, net of federal benefit	(3.4)	(72,958)	2.4	104,345	3.3	161,551
Other	0.8	17,731	(0.6)	(40,901)	1.0	50,955

TOTAL	(4.3)%	$(90,550)	25.3%	$1,096,534	29.7%	$1,463,244

The net deferred tax amount, which is included in other assets (liabilities), consisted of the following:

	2006	2005
Deferred tax assets:
Deferred compensation	$712,092	$869,288
Allowance for loan losses	1,633,504	1,857,974
Unrealized loss on available-for-sale securities	1,221,097	980,512
Acquired deposit discount	75,779	—
Acquired loan premium	170,790	—
Tax credits	268,789	—
Other	17,271	17,946

Total deferred tax assets	4,099,321	3,725,720
Deferred tax liabilities:
Acquired core deposit intangible	(740,068)	(1,001,136)
Acquired deposit discount	—	(156,643)
Acquired loan premium	—	(21,351)
FHLB stock dividends	(315,956)	(214,572)
Other	(407,145)	(470,444)

Total deferred tax liabilities	(1,463,169)	(1,864,146)

Net deferred tax asset (liability)	$2,636,152	$1,861,574

The Company provides for the recognition of a deferred tax asset or liability for the future tax consequences of differences in carrying amounts and tax bases of assets and liabilities. Specifically exempted from this provision are bad debt reserves for tax purposes of U.S. savings and loan associations in the association’s base year, as defined. Base year reserves total approximately $3,600,000. Consequently, a deferred tax liability of approximately $1,378,000 related to such reserves is not provided for in the statement of financial condition.

15.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). Management believes, as of September 30, 2006, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2006 and 2005, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		Required For Capital Adequacy Purposes		Required To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Tangible capital to tangible assets	$54,579	7.51%	$10,906	1.50%	N/A	N/A
Core capital to adjusted tangible assets	54,579	7.51	29,084	4.00	$36,355	5.00
Total capital to risk weighted assets	57,573	12.39	37,176	8.00	46,471	10.00
Tier I capital to risk weighted assets	54,579	11.74	18,588	4.00	27,882	6.00
As of September 30, 2005:
Tangible capital to tangible assets	$49,414	6.80%	$10,903	1.50%	N/A	N/A
Core capital to adjusted tangible assets	49,414	6.80	29,074	4.00	$36,343	5.00
Total capital to risk weighted assets	52,623	11.50	36,595	8.00	45,743	10.00
Tier I capital to risk weighted assets	49,414	10.80	18,297	4.00	27,446	6.00

16.	RETAINED EARNINGS

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank’s stockholder’s equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. This requirement effectively limits the dividend paying ability of the Company in that the Company must maintain an investment in equity of the Bank sufficient to enable the Bank to meet its requirements as noted above. Required capital amounts are shown in Note 15 to the consolidated financial statements. Liquidation account balances are not maintained because of the cost of maintenance and the remote likelihood of complete liquidation. Additionally, the Bank is limited to distributions it may make to Bancorp without OTS approval if the distribution would cause the total distributions to exceed the Bank’s net income for the year to date plus the Bank’s net income (less distributions) for the preceding two years. Bancorp may use assets other than its investment in the Bank as a source of dividends.

17.	EARNINGS PER SHARE

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

The weighted average numbers of shares used in the basic and diluted earnings per share calculation are set out in the table below:

	Year Ended September 30
	2006	2005	2004
Basic EPS weighted average shares	4,508,501	4,492,462	4,470,913
Add dilutive effect of unexercised options	68,764	78,772	126,184

Dilutive EPS weighted average shares	4,577,265	4,571,234	4,597,097

18.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company and subsidiaries.

19.	OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

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

At September 30, 2006, the Company’s off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2006, the Company had no interests in non-consolidated special purpose entities. At September 30, 2006, commitments included:

Total approved loan origination commitments outstanding were $6.4 million.

Rate lock agreements with customers of $3.7 million, all of which have been locked with an investor.

Undisbursed balances of construction loans of $5.8 million.

Total unused lines of credit of $26.9 million.

Outstanding letters of credit of $0.7 million.

Total certificates of deposit scheduled to mature in one year or less of $271.3 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.7 million meet the definition of a derivative financial instrument; the related asset and liability are considered immaterial at September 30, 2006.

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

Commitments to Extend Credit and Financial Guarantees—Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

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

The Company has not incurred any losses on its commitments in any of the three years in the period ended September 30, 2006.

20.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests total approximately $14,886,239, and $13,110,829 at September 30, 2006, and 2005, respectively. During the year ended September 30, 2006, total principal additions were $7,977,280 and total principal reductions were $6,201,870.

Deposits from related parties held by the Company at September 30, 2006, and 2005, amounted to $5,586,355 and $4,823,108, respectively.

21.	RESTRICTED STOCK AWARD PROGRAMS AND STOCK OPTION PLANS

1998 Stock Option Plan -

The Company’s stockholders adopted the 1998 Stock Option Plan (“SOP”) on October 23, 1998. The SOP provides for a committee of the Company’s Board of Directors to award any one or a combination of incentive stock options, non-statutory or compensatory stock options, limited rights, dividend equivalent rights and reload options, representing up to 357,075 shares of the Company’s stock. The options will vest in equal amounts over five years beginning one year from the date of grant. Options granted vest immediately in the event of retirement, disability, or death and are generally exercisable for a three year period following such event. Outstanding stock options expire no later than 10 years from the date of grant. Under the SOP, options have been granted to directors and key employees of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. The Company granted 350,000 options on October 23, 1998, which have an exercise price of $9.00 per share, the fair value of the stock on that date. The weighted average remaining contractual life of the options as of September 30, 2006, is 2.1 years.

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

A summary of the activity of the Company’s stock option plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 01, 2004	190,831	$8.77

Granted	—
Exercised	—
Forfeited	—

Outstanding at September 30, 2005	190,831	$8.77

Granted	—
Exercised	—
Forfeited	—

Outstanding at September 30, 2006	190,831	$8.77

Options exercisable at September 30, 2004	190,831	$8.77

Options exercisable at September 30, 2005	190,831	$8.77

Options exercisable at September 30, 2006	190,831	$8.77

1998 Recognition Plan

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

22.	OTHER COMPREHENSIVE INCOME

	Year Ended September 30, 2006
	Before Tax Amount	Tax Benefit	Net-of-Tax Amount
UNREALIZED GAINS (LOSSES) ON SECURITIES:
Unrealized holding gain (loss) on securities arising during period	$(214,612)	$72,968	$(141,644)
Less reclassification adjustment for gains included in net income	(269,941)	91,780	(178,161)

Other comprehensive income (loss)	$(484,553)	$164,748	$(319,805)

	Year Ended September 30, 2005
	Before Tax Amount	Tax Benefit	Net-of-Tax Amount
UNREALIZED GAINS (LOSSES) ON SECURITIES:
Unrealized holding gain (loss) on securities arising during period	$(2,161,632)	$734,955	$(1,426,677)
Less reclassification adjustment for gains included in net income	(565,939)	192,419	(373,520)

Other comprehensive income (loss)	$(2,727,571)	$927,374	$(1,800,197)

	Year Ended September 30, 2004
	Before Tax Amount	Tax Benefit	Net-of-Tax Amount
UNREALIZED GAINS (LOSSES) ON SECURITIES:
Unrealized holding gain (loss) on securities arising during period	$(2,063,261)	$701,509	$(1,361,752)
Less reclassification adjustment for gains included in net income	(385,867)	131,195	(254,672)

Other comprehensive income (loss)	$(2,449,128)	$832,704	$(1,616,424)

23.	MERGER AGREEMENT

On July 26, 2006, the Company entered into a definitive agreement with IBERIABANK Corporation (“IBERIABANK”) pursuant to which IBERIABANK will acquire the Company. According to the agreement, shareholders of Bancorp will receive 0.2781 share of IBERIABANK common stock per outstanding share of Bancorp common stock. The merger consideration is not subject to caps or collars. The transaction is expected to be consummated in the first calendar quarter of 2007, subject to regulatory and Bancorp shareholder approvals. Subsequent to completion of the merger, First Community Bank will operate as a separately chartered banking subsidiary of IBERIABANK.

24.	PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition as of September 30, 2006 and 2005, and condensed statements of income and cash flows for the years ended September 30, 2006, 2005 and 2004, for Pocahontas Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

POCAHONTAS BANCORP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2006 AND 2005

	2006	2005
ASSETS
Cash	$20,690	$—
Deposit in Bank	4,916,039	6,297,468
Investment in Bank	65,340,575	62,061,533
Loan receivable	1,815,885	2,056,529
Investment securities	903,470	3,126,044
Other assets	1,747,576	1,323,652

TOTAL ASSETS	$74,744,235	$74,865,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$3,038,363	$3,659,300
Deferred compensation	1,766,221	1,874,989
Trust preferred securities	16,983,450	16,962,683
Stockholders’ equity	52,956,201	52,368,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,744,235	$74,865,226

CONDENSED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

	2006	2005	2004
INCOME:
Dividend from the Bank	$—	$4,000,000	$5,500,000
Interest and investment income	543,898	497,144	536,154

Total Income	543,898	4,497,144	6,036,154
EXPENSES:
Interest expense	1,703,511	1,568,526	1,335,162
Operating expenses	1,090,918	748,985	671,960

Total Expenses	2,794,429	2,317,511	2,007,122

EARNINGS (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	(2,250,531)	2,179,633	4,029,032
INCOME TAX BENEFIT	887,836	726,535	517,437

EARNINGS (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	(1,362,695)	2,906,168	4,546,469
EQUITY IN UNDISTRIBUTED EARNINGS (DISTRIBUTIONS IN EXCESS OF EARNINGS) OF BANK SUBSIDIARY	3,576,325	332,888	(1,089,855)

NET INCOME	$2,213,630	$3,239,056	$3,456,614

POCAHONTAS BANCORP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$2,213,630	$3,239,056	$3,456,614
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Bank subsidiary	(3,576,325)	(332,888)	1,089,855
ESOP allocation	213,056	335,987	—
Amortization	20,767	20,766	20,767
Gain on sales of securities	(265,857)	—	—
Changes in operating assets and liabilities:
Trading securities	(442,256)	(1,143,679)	(485,113)
Loan receivable	240,644	34,696	(1,553,104)
Other assets	(412,324)	(559,079)	166,505
Accrued expenses and other liabilities	(697,046)	623,938	(74,045)
Deferred compensation	(108,769)	(107,945)	(125,737)

Net cash (used) provided by operating activities	(2,814,480)	2,110,852	2,495,742
INVESTING ACTIVITIES:
Proceeds from sales of investments	2,896,563	—	—

Net cash provided by investing activities	2,896,563	—	—
FINANCING ACTIVITIES:
Options exercised	—	—	924,703
Dividends paid	(1,442,822)	(1,438,506)	(1,442,791)
Purchase of treasury stock	—	—	(230,344)

Net cash used by financing activities	(1,442,822)	(1,438,506)	(748,432)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(1,360,739)	672,346	1,747,310
CASH AND CASH EQUIVALENTS:
Beginning of year	6,297,468	5,625,122	3,877,812

End of year	$4,936,729	$6,297,468	$5,625,122

25.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables represent summarized data for each of the four quarters in the years ended September 30, 2006 and 2005:

	2006 (in thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,145	$9,816	$9,770	$9,451
Interest expense	6,550	6,204	5,879	5,498

Net interest income	3,595	3,612	3,891	3,953
Provision for loan losses	535	—	310	—

Net interest income after provision for loan losses	3,060	3,612	3,581	3,953
Non-interest income	1,065	1,150	1,352	1,455
Non-interest expense	4,247	4,161	4,379	4,317

Income before income taxes	(122)	601	554	1,091
Income tax expense (benefit)	(209)	(38)	(77)	234

Net income	$87	$639	$631	$857

Basic earnings per share	$0.02	$0.14	$0.14	$0.19
Diluted earnings per share	$0.01	$0.14	$0.14	$0.19
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08

	2005 (in thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$9,071	$9,059	$8,724	$8,778
Interest expense	5,102	4,862	4,567	4,411

Net interest income	3,969	4,197	4,157	4,367
Provision for loan losses	400	—	—	125

Net interest income after provision for loan losses	3,569	4,197	4,157	4,242
Non-interest income	1,572	1,734	819	1,551
Non-interest expense	4,427	4,653	4,325	4,100

Income before income taxes	714	1,278	651	1,693
Income tax expense (benefit)	(140)	440	221	576

Net income	$854	$838	$430	$1,117

Basic earnings per share	$0.19	$0.19	$0.09	$0.25
Diluted earnings per share	$0.19	$0.19	$0.09	$0.24
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08

26.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements included in its Form 10-K/A for the year ended September 30, 2005, the Company determined that a restatement of the amounts for the taxable and nontaxable securities interest income line items of the consolidated statement of income for the year ended September 30, 2004 was necessary due to a classification error. The previously reported nontaxable securities interest income of $0.3 million was understated by $0.6 million and the previously reported taxable securities interest income of $11.8 million was overstated by $0.6 million for the year ended September 30, 2004. The reclassification within securities interest income had no effect on total interest income or any other financial statement line item. In addition, the Company determined that amounts previously presented in the Company’s consolidated statements of cash flows for the years ended September 30, 2005 and 2004 contained errors related to the Company’s transfers from loans to real estate acquired, or deemed acquired, through foreclosure and the loans originated to finance the sale of real estate acquired through foreclosure. As a result, the accompanying consolidated statements of cash flows for the years ended September 30, 2005, and 2004 have been restated to eliminate the effect of the non cash transactions from both the investing activities and operating activities sections. These corrections resulted in an increase in net cash provided by operating activities and a corresponding decrease in cash provided by (or increase in cash used in) investing activities of $2.2 million, and $2.7 million from those amounts previously restated in the consolidated statements of cash flows for the years ended September 30, 2005 and 2004, respectively. There was no change in the net increase (decrease) in cash resulting from these corrections. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated statements of financial condition, or consolidated statements of shareholders’ equity.

As previously reported in its Form 10-K/A for the year ended September 30, 2005, the Company had also previously determined that amounts presented in the Company’s consolidated statement of cash flows for the year ended September 30, 2005, reflected an error in the presentation of the Company’s investment securities that were purchased, but not yet settled, at September 30, 2005. An error in the presentation of the receipt of stock dividends paid on FHLB stock has also been corrected for the years ended September 30, 2005 and 2004. As a result, the consolidated statement of cash flows for the year ended September 30, 2005 has previously been restated to present the purchase of securities not yet settled at September 30, 2005 as a non-cash activity rather than in the investing activities and operating activities sections. The amounts presented in the Company’s consolidated statements of cash flows for the years ended September 30, 2005 and 2004 also reflect a correction in the presentation of the receipt of stock dividends on FHLB stock as an adjustment to reconcile net income to net cash provided by operating activities rather than investing activities. There was no change in the net increase (decrease) in cash resulting from either of these corrections. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated statements of financial condition, or consolidated statements of shareholders’ equity.

The effect of the restatements on the Company’s consolidated statements of cash flows for the years ended September 30, 2005 and 2004 is reflected in the table below:

Consolidated statement of cash flows:

	2005			2004
	As originally reported	As previously restated	As currently restated	As originally reported	As previously restated	As currently restated
OPERATING ACTIVITIES:
Stock dividends on FHLB stock	$—	$(257,700)	$(257,700)	$—	$(113,400)	$(113,400)
Changes in operating assets and liabilities:
Other assets	(3,308,409)	(3,308,409)	(1,123,662)	(874,352)	(874,352)	1,832,607
Accrued expenses and other liabilities	3,743,021	1,313,021	1,313,021	(798,322)	(798,322)	(798,322)
Net cash provided by operating activities	3,586,039	898,339	3,083,086	8,100,223	7,986,823	10,693,782
INVESTING ACTIVITIES:
Purchases of available for sale and held to maturity securities	(83,004,357)	(80,574,357)	(80,574,357)	(112,557,349)	(112,557,349)	(112,557,349)
Net (increase) decrease in FHLB Bank stock	(36,100)	221,600	221,600	(2,342,200)	(2,228,800)	(2,228,800)
Increase in loans, net	(44,679,765)	(44,679,765)	(46,043,012)	(277,502)	(277,502)	(1,834,799)
Proceeds from sale of REO	1,810,175	1,810,175	988,675	2,031,355	2,031,355	881,693
Net cash provided (used) by investing activities	(31,199,393)	(28,511,693)	(30,696,440)	39,461,725	39,575,125	36,868,166
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities	15,806,314	15,806,314	15,806,314	(34,363,946)	(34,363,946)	(34,363,946)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(11,807,040)	(11,807,040)	(11,807,040)	13,198,002	13,198,002	13,198,002
CASH AND DUE FROM BANKS, AT BEGINNING OF PERIOD	35,218,491	35,218,491	35,218,491	22,020,489	22,020,489	22,020,489

CASH AND DUE FROM BANKS, AT END OF PERIOD	$23,411,451	$23,411,451	$23,411,451	$35,218,491	$35,218,491	$35,218,491

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of securities not yet settled	$—	$2,430,000	$2,430,000	$—	$—	$—

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 21, 2006, the Audit Committee of the Company approved the dismissal of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm, effective for fiscal year 2006. The audit reports of Deloitte & Touche, LLP on the financial statements of the Company for the years ended September 30, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

On June 21, 2006, the Company approved BKD, LLP as the Company’s new independent registered public accounting firm for the fiscal year 2006 subject to their normal acceptance procedures. During the two most recent fiscal years and the subsequent interim period through the date of the dismissal of Deloitte & Touche, LLP, the Company did not consult with BKD, LLP regarding any matters described in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Reference is made to the Company’s Current Report on Form 8-K, which was filed with the SEC on June 26, 2006 and contains additional details regarding the transaction.

On October 4, 2006, the Audit Committee of the Company accepted the resignation of BKD, LLP as the Company’s independent registered public accounting firm. BKD, LLP, which was initially engaged by the Company on June 21, 2006, cited the Company’s impending merger with IBERIABANK Corporation as the reason for its resignation. The merger was announced on July 27, 2006. Because of the brevity of its engagement, BKD, LLP did not produce an audit report on the financial statements of the Company for either of the years in the two-year period ended September 30, 2006.

On October 4, 2006, the Audit Committee of the Company approved the engagement of KraftCPAs, PLLC as the Company’s new independent registered public accounting firm for the fiscal year ended September 30, 2006. During the two most recent fiscal years and the subsequent interim period through the date of the resignation of BKD, LLP, the Company did not consult with KraftCPAs, PLLC regarding any matters described in Item 304(a)(2)(i)or (ii) of Regulation S-K.

Reference is made to the Company’s Current Report on Form 8-K, which was filed with the SEC on October 10, 2006 and contains additional details regarding the transaction.

ITEM 9A	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon the October 26, 2006 evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Subsequent to the date of that evaluation, December 20, 2006, management considered the restatement of the Company’s consolidated financials statements and concluded that the restatement itself was an indicator of a material weakness related to controls over the preparation and review of its consolidated statement of cash flows. Based on such considerations, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company’s disclosure controls and procedures were not effective because of the material weakness described below. Specifically, the Company did not maintain effective controls to appropriately classify the presentation of transfers from loans to real estate acquired, or deemed acquired, through foreclosure and the loans originated to finance the sale of real estate acquired through foreclosure, as discussed in Note 26 to the accompanying consolidated financial statements.

Changes in Internal Controls Over Financial Reporting

In an effort to reduce the possibility of classification errors in the future, the Company has modified the internal controls over the preparation and review of its consolidated statements of cash flows during the first quarter of 2007. Management has implemented a process to aid in ensuring the correct classification of items included in the consolidated statements of cash flows, including a detailed statement of cash flows preparation checklist and an additional level of review by a qualified individual, not involved in the preparation of the document. Accordingly, management believes that this process will accentuate the internal controls already in place and remediate the material weakness discussed above. There have been no other changes made in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name (1)	Age(4)	Positions Held in the Company	Served Since (2)	Current Term to Expire	Shares of Common Stock Beneficially Owned on Record Date (3)	Percent Of Class
Directors Continuing in Office
James A. Edington	56	Director	1994	2008	314,744	6.8%
Bruce Burrow	63	Director	2005	2008	123,000	2.6%
Ralph P. Baltz	58	Chairman of the Board	1986	2009	188,274	4.1%
Marcus Van Camp	58	Director	1990	2009	48,752	1.0%
Nominees
Dwayne Powell	42	President, Chief Executive Officer and Director	2000	2007	214,733	4.6%
N. Ray Campbell	57	Director	1992	2007	35,591	0.8%
A.J. Baltz, Jr.	79	Director	2001	2007	158,752	3.4%
Executive Officers
Terry Davis	47	Chief Financial Officer	2001	N/A	22,402	0.5%
Brad Snider	46	Chief Operating Officer	2002	N/A	46,770	1.0%

(1)	The mailing address for each person listed is 1700 East Highland Drive, Jonesboro, AR 72401. Each of the directors listed is also a director of First Community Bank (the “Bank”), the Company’s wholly owned subsidiary.

(2)	Reflects initial appointment to the Board of Directors of the Company’s mutual predecessor for directors who have served since earlier than 1994.

(3)	See definition of “beneficial ownership” in the table “Beneficial Ownership of Common Stock.”

(4)	As of December 20, 2006

Board of Directors

Ralph P. Baltz has been Chairman of the Board of the Bank since January 1997 and of the Company since its formation. Mr. Baltz is a general contractor and residential developer and is the President and owner/operator of Tri-County Sand and Gravel, Inc. Mr. Baltz is a cousin of A.J. Baltz, Jr.

James A. Edington served as President and Chief Executive Officer of the Bank and the Company from April 1999 through September 2001; prior to that, he served the Bank and the Company as Executive Vice President. He has been the Bank’s compliance officer, security officer, secretary, and treasurer. Mr. Edington has been employed in executive roles with the Bank since 1983.

Dwayne Powell, was appointed as President and Chief Executive Officer of the Company and the Bank in October 2001. Previously, he served as Chief Financial Officer of the Bank from October 1996 through September 2001 and of the Company since its formation. Prior to that, Mr. Powell was an Audit Manager for Deloitte & Touche LLP, primarily serving financial institution clients.

Marcus Van Camp is retired. Prior to his retirement, Mr. Van Camp was Superintendent of Schools at Pocahontas Public Schools for over 30 years.

N. Ray Campbell is the owner and operator of Big Valley Trailer Manufacturing. Prior to this, Mr. Campbell was the Plant Manager of Waterloo Industries, an industrial firm located in Pocahontas, Arkansas.

A. J. Baltz, Jr. is owner and operator of Baltz Feed Store in Pocahontas, Arkansas. Mr. Baltz owns farmland and leases out commercial properties. Mr. Baltz is a cousin of Ralph P. Baltz.

Bruce Burrow is a commercial real estate developer and a Governor-appointed Commissioner to the Arkansas Department of Economic Development. Mr. Burrow is partner of the Jonesboro-based MBC Holdings, LLC (formerly Belz-Burrow Development Group); is president of Realty Associates Development Group; and is chairman of Burrow Halsey Realty Group, Inc. He also serves on the board of directors for the Craighead County Jail, Jonesboro Unlimited and the Cardiology Associates Foundation.

Terry Davis is the Chief Financial Officer of the Company and the Bank and was appointed to those positions in August 2002. Previously she served the Company and the Bank as Controller and has been employed by the Bank since 1986.

Brad Snider is the Chief Operating Officer of the Company and the Bank and was appointed to those positions in June 2002. Previously he served as the President and Chief Executive Officer of North Arkansas Bancshares, Inc. from July 1991 through June 2002 when that company merged into the Company. Mr. Snider also serves on the Board of Directors for the Bank.

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

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Committee is composed of Directors Marcus Van Camp, N. Ray Campbell, A. J. Baltz, Jr., and Bruce Burrow.

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

The following table sets forth for the years ended September 30, 2006, 2005 and 2004, certain information as to the total remuneration paid by the Company to the Chief Executive Officer and those other executive officers whose total remuneration exceeded $100,000 (the “Named Executive Officers”). No other executive officer received salary and bonuses exceeding $100,000 in the year ended September 30, 2006.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year Ended Sept. 30,	Salary (1)	Bonus	Other Annual Compen- sation	Restricted Stock Awards (3)	Options/SARS (#)	LTIP Payouts	All Other Compen- sation (2)
Dwayne Powell	2006	$264,507	$—	—	—	—	—	17,467
President and Chief	2005	264,507	—	—	—	—	—	14,204
Executive Officer	2004	261,000	60,507	—	—	—	—	38,284
Brad Snider,	2006	165,507	—	—	—	—	—	9,691
Chief Operating Officer	2005	161,007	—	—	—	—	—	11,340
	2004	150,136	25,507	—	—	—	—	26,210
Terry Davis,	2006	134,507	—	—	—	—	—	12,500
Chief Financial Officer	2005	134,507	—	—	—	—	—	9,675
	2004	122,750	25,507	—	—	—	—	29,627
Ralph Baltz,	2006	73,507	—	—	—	—	—	5,157
Chairman of the Board	2005	73,507	—	—	—	—	—	6,256
	2004	70,000	—	—	—	—	—	—

(1)	Includes Board of Director and committee fees.

(2)	Consists of payments made pursuant to the Bank’s Profit Sharing Plan. See “—Benefits for Employees and Officers.” Also includes the Bank’s contributions or allocations (but not earnings) pursuant to the Bank’s Employee Stock Ownership Plan. Does not include benefits pursuant to the Bank’s Pension Plan. See “—Benefits for Employees and Officers.”

(3)	Represents awards made pursuant to the Company’s Recognition and Retention Plan for Employees, which awards vested in five equal annual installments commencing on January 3, 2000. Dividends on such shares accrue and were paid to the recipient when the shares were granted. The value of such shares was determined by multiplying the number of shares awarded by the price at which the shares of common stock were sold.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holder	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding (4)
All Directors and Executive Officers as a Group (9 persons)	1,153,018	24.8%

First Community Bank 401(k) Savings and Employee Stock Ownership Plan. (2)(3) 1700 East Highland Drive Jonesboro, AR 72401	615,437	13.3%

James A. Edington 1700 East Highland Drive Jonesboro, Arkansas 72401	314,744	6.8%

Tontine Financial Partners, L.P. Tontine Partners, L.P. Tontine Management, L.L.C. Jeffrey L. Gendell 200 Park Avenue, Suite 3900 New York, New York 10166	409,848	8.8%

Dimensional Fund Advisers, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	285,215	6.1%

(1)	Based solely upon the filings made pursuant to the Exchange Act and information furnished by the respective persons. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has sole or shared voting or investment power with respect to such shares, or has a right to acquire beneficial ownership at any time within 60 days from the date as to which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as shares owned by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)	Under the First Community Bank 401(k) Savings and Employee Stock Ownership Plan (the “ESOP”), shares allocated to participants’ accounts are voted in accordance with the participants’ directions. Unallocated shares held by the ESOP are voted by the ESOP Trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares. As of the Record Date, 572,406 shares of Common Stock were allocated under the ESOP.

(3)	Excludes 91,577 shares of Common Stock or 13.0% of the shares of Common Stock outstanding, owned by the ESOP for the benefit of the Named Executive Officers.

(4)	Total Common Stock outstanding includes shares that may be acquired pursuant to presently exercisable options.

Equity-Based Compensation Plans

The Company has adopted three equity-based compensation plans: the 1994 Stock Option Plan, the 1998 Stock Option Plan and the 1998 Recognition and Retention Plan. All three equity-based compensation plans have been approved by stockholders of the Company.

Set forth below is certain information as of September 30, 2006 regarding equity-based compensation plans for directors and executive officers of the Company, all of which have been approved by stockholders. The Company maintains no equity compensation plans that have not been approved by stockholders.

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

All loans by the Bank to its directors and executive officers are subject to Office of Thrift Supervision regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law generally requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates, subject to limited exceptions. However, recent regulations now permit executive officers and directors to receive the same terms on loans through plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to all directors, executive officers, and their associates totaled $14.9 million at September 30, 2006, which was 28.1% of the Company’s stockholders’ equity at that date. There were no loans outstanding to any director, executive officer or their affiliates at preferential rates or terms during the three years ended September 30, 2006. All loans to directors and officers were performing in accordance with their terms at September 30, 2006.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to the Company. Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to the Company’s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations of the FDIC and the Office of Thrift Supervision.

Lindley Smith, a director of the Bank, has been engaged to provide consulting services to the Company and the Bank. During the year ended September 30, 2006, the Company paid Mr. Smith $36,000 in consulting fees and approximately $23,000 for life, health and disability insurance.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Sarbanes-Oxley Act of 2002 requires the Audit Committee of the Board of Directors to be directly responsible for the appointment, compensation, and oversight of the audit work of the independent auditors. As discussed in ITEM 9, KraftCPAs was appointed as the new auditors of the company for fiscal 2006.

Set forth below is certain information concerning aggregate fees billed for professional services rendered by the independent public accountants during fiscal years 2006 and 2005.

	2006	2005
Audit Fees	$336,785	$269,520
Audit Related Fees	21,563	8,000
Tax Fees	—	—
All Other Fees	7,777	—

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by the independent public accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit-related fees described above during the fiscal years ended September 30, 2006 and 2005.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following information is filed as part of this report:

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Sequential Page Reference to Prior Filing or Exhibit Number Attached Hereto	Number Where Attached Exhibits Are Located in This Form 10-K Report

2	Plan of Reorganization	Footnote (1)	Not Applicable

3(a)	Articles of Incorporation	Footnote (2)	Not Applicable

3(b)	Bylaws	Footnote (3)	Not Applicable

4	Instruments defining the rights of security holders, including debentures	Footnote (4)	Not Applicable

9	Voting trust agreement	None	Not Applicable

10(a)	Employment Agreement between First Community Bank and Dwayne Powell.	Footnote (5)	Not Applicable

10(b)	Stock Option Plan	Footnote (6)	Not Applicable

10(c)	Amended 401(k) Savings and Employee Stock Ownership Plan.	Footnote (7)	Not Applicable

10(d)	Restated Supplemental Retirement Income Agreement for Dwayne Powell	Footnote (8)	Not Applicable

10(e)	Amended and Restated Stock Option Plan	Footnote (9)	Not Applicable

10(f)	Agreement with Ralph P. Baltz amending his Director Supplemental Retirement Income Agreement	Footnote (10)	Not Applicable

10(g)	Agreement with Dwayne Powell amending his Director Supplemental Retirement Income Agreement	Footnote (11)	Not Applicable

11	Statement re: computation of per share earnings	Not Required	Not Applicable

12	Statement re: computation of ratios	Not Required	Not Applicable

13	Annual Report to Stockholders	None	Not Applicable

14	Code of Ethics	14	Page 69

16	Letter re: change in certifying accountants	None	Not Applicable

18	Letter re: change in accounting principles	None	Not Applicable

19	Previously unfiled documents	None	Not Applicable

21	Subsidiaries of Registrant	21	Page 70

22	Published report regarding matters submitted to vote of security holders	None	Not Applicable

23.1	Consent of Experts and Counsel	23.1	Page 71

23.2	Consent of Experts and Counsel	23.2	Page 72

24	Power of Attorney	None	Not Applicable

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	Page 73

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	Page 74

32.1	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1	Page 75

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2	Page 76

1)	Incorporated by reference from Exhibit 2 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

2)	Incorporated by reference from Exhibit 3.1 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

3)	Incorporated by reference from Exhibit 3.2 of the Form S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

4)	Incorporated by reference from Exhibit 4 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

5)	Incorporated by reference from Exhibit 10.3 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

6)	Incorporated by reference from Exhibit A to the proxy statement dated September 16, 1998 for the Annual Meeting of Stockholders held on October 23, 1998.

7)	Incorporated by reference from Exhibit 10(e) of the S-4 Registration Statement, filed on January 31, 2003, Registration No. 333-102880.

8)	Incorporated by reference from Exhibit 10.6 of the S-1 Registration Statement, filed on December 23, 1997, Registration No. 333-43143.

9)	Incorporated by reference from Exhibit 10(g) of the S-4 Registration Statement, filed on March 29, 2002, Registration No. 333-85222.

10)	Incorporated by reference from Exhibit 10(i) of the S-4 Registration Statement, filed on March 29, 2002, Registration No. 333-85222.

11)	Incorporated by reference from Exhibit 10(j) of the S-4 Registration Statement, filed on March 29, 2002, Registration No. 333-85222.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCAHONTAS BANCORP, INC.

Date: December 28, 2006	By:	/s/ Dwayne Powell
Dwayne Powell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Powell	By:	/s/ Terry Davis
	Dwayne Powell		Terry Davis
	President, Chief Executive Officer,		Executive Vice President, Chief Financial Officer
	Director		Treasurer (Principal Financial and Accounting Officer)
(Principal Executive Officer)

Date: December 28, 2006		Date: December 28, 2006

By:	/s/ Ralph P. Baltz	By:	/s/ James Edington
	Ralph P. Baltz		James Edington
	Chairman of the Board and Director		Director and Secretary

Date: December 28, 2006		Date: December 28, 2006

By:	/s/ A.J. Baltz, Jr.	By:	/s/ Marcus Van Camp
	A. J. Baltz. Jr.		Marcus Van Camp
	Director		Director

Date: December 28, 2006		Date: December 28, 2006

By:	/s/ N. Ray Campbell	By:	/s/ Bruce Burrow
	N. Ray Campbell		Bruce Burrow
	Director		Director

Date: December 28, 2006		Date: December 28, 2006